Form 10-K
period 2011-08-31
MONSANTO CO /NEW/
filed 2011-11-14
CIK 1110783

MONSANTO COMPANY	2011 FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended Aug. 31, 2011
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-16167
MONSANTO COMPANY
Exact name of registrant as specified in its charter

Delaware (State or other jurisdiction of incorporation or organization)	43-1878297 (I.R.S. Employer Identification No.)

800 North Lindbergh Blvd., St. Louis, Missouri (Address of principal executive offices)	63167 (Zip Code)

Registrant’s telephone number including area code:	(314) 694-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock $0.01 par value	Name of each exchange on which registered New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (Feb. 28, 2011): approximately $38.4 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 535,409,098 shares of common stock, $0.01 par value, outstanding at Nov. 1, 2011.
Documents Incorporated by Reference
Portions of Monsanto Company’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in December 2011, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

MONSANTO COMPANY	2011 FORM 10-K

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
The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our Web site after it is filed with the SEC in December 2011.
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
Information in this Form 10-K is current as of Nov. xx, 2011, unless otherwise specified.
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

MONSANTO COMPANY	2011 FORM 10-K

TABLE OF CONTENTS FOR FORM 10-K

MONSANTO COMPANY	2011 FORM 10-K

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
In November 2011, we filed an Amended Annual Report on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended Aug. 31, 2010, to restate our audited consolidated financial statements and related disclosures for the fiscal years ended Aug. 31, 2010, and Aug. 31, 2009. The original Form 10-K was filed with the Securities and Exchange Commission (“SEC”) on Oct. 27, 2010. The consolidated financial statements and related financial information in this Form 10-K as it relates to fiscal year 2010 and fiscal year 2009 incorporate the effects of this restatement. In addition to the filing of the Form 10-K/A, we filed amendments to our Quarterly Reports on Form 10-Q for each of the quarterly periods ended Nov. 30, 2010, Feb. 28, 2011, and May 31, 2011, to restate our unaudited condensed consolidated financial statements and related financial information for those quarterly periods and the comparative fiscal year 2010 periods for the effects of the restatement.
The previously issued audited consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon for fiscal years 2009 and 2010 in the original Form 10-K for the fiscal year ended Aug. 31, 2010, and the unaudited condensed consolidated financial statements for the fiscal quarters ending Nov. 30, 2009, through May 31, 2011, filed on Forms 10-Q should no longer be relied upon.
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
Internal Control Considerations
Through the internal investigation, management identified: (i) control deficiencies in its internal controls over financial reporting associated with the timing of the recording of customer incentive programs that constitute a material weakness, as discussed in Part II, Item 9A of this Form 10-K, and (ii) the need to restate prior period consolidated financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. For a discussion of management’s consideration of our disclosure controls and procedures and material weaknesses identified, see Part II, Item 9A included in this filing.

MONSANTO COMPANY	2011 FORM 10-K

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
A description of our business follows.
SEEDS AND GENOMICS SEGMENT
Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis, and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. The tabular information about net sales of our seeds and traits that appears in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Seeds and Genomics Segment — is incorporated herein by reference.

Major Products	Applications	Major Brands

Germplasm	Row crop seeds:
	Corn hybrids and foundation seed	DEKALB, Channel for corn
	Soybean varieties and foundation seed	Asgrow for soybeans
	Cotton varieties, hybrids and foundation seed	Deltapine for cotton
Other row crop varieties and hybrids, such as canola
Vegetable seeds:
	Open field and protected-culture seed for tomato, pepper, melon, cucumber, pumpkin, squash, beans, broccoli, onions, and lettuce, among others	Seminis and De Ruiter for vegetable seeds

Biotechnology traits(1)	Enable crops to protect themselves from borers and rootworm in corn and leaf- and boll-feeding worms in cotton, reducing the need for applications of insecticides	SmartStax, YieldGard, YieldGard VT Triple, VT Triple PRO and VT Double PRO for corn Bollgard and Bollgard II for cotton
	Enable crops, such as corn, soybeans, cotton, and canola to be tolerant of Roundup and other glyphosate-based herbicides	Roundup Ready and Roundup Ready 2 Yield (soybeans only) Genuity, global umbrella trait brand

(1)	Monsanto also offers farmers stacked-trait products, which are single-seed products in which two or more traits are combined.

MONSANTO COMPANY	2011 FORM 10-K

Distribution of Products
We have a worldwide distribution and sales and marketing organization for our seeds and traits. We sell our products under Monsanto brands and license technology and genetic material to others for sale under their own brands. Through distributors, independent retailers and dealers, agricultural cooperatives, and agents, we market our DEKALB, Asgrow and Deltapine branded germplasm to farmers in every agricultural region of the world. In the United States, we market regional seed brands under our American Seeds, LLC and Channel Bio, LLC businesses to farmers directly, as well as through dealers, agricultural cooperatives and agents. In countries where they are approved for sale, we market and sell our trait technologies with our branded germplasm, pursuant to license agreements with our farmer customers. In Brazil and Paraguay, we have implemented a point-of-delivery, grain-based payment system. We contract with grain handlers to collect applicable trait fees when farmers deliver their grain. In addition to selling our products under our own brands, we license a broad package of germplasm and trait technologies to large and small seed companies in the United States and certain international markets. Those seed companies in turn market our trait technologies in their branded germplasm; they may also market our germplasm under their own brand name. Our vegetable seeds are predominantly marketed under either the Seminis or De Ruiter brand in more than 150 countries either directly to farmers or through distributors, independent retailers and dealers, agricultural cooperatives, plant raisers and agents.
Competition
The global market for the products of our Seeds and Genomics segment is competitive, and the competition has intensified. Both our row crops and our vegetable seed businesses compete with numerous multinational agrichemical and seed marketers globally and with hundreds of smaller companies regionally. With the exception of competitors in our Seminis and De Ruiter vegetable seed business, most of our seed competitors are also licensees of our germplasm or biotechnology traits. In certain countries, we also compete with government-owned seed companies. Our biotechnology traits compete as a system with other practices, including the application of agricultural chemicals, and traits developed by other companies. Our weed- and insect-control systems compete with chemical and seed products produced by other agrichemical and seed marketers. Competition for the discovery of new traits based on biotechnology or genomics is likely to come from major global agrichemical companies, smaller biotechnology research companies and institutions, state-funded programs, and academic institutions. Enabling technologies to enhance biotechnology trait development may also come from academic researchers and biotechnology research companies. Competitors using our technology outside of license terms and farmers who save seed from one year to the next (in violation of license or other commercial terms) also affect competitive conditions.
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
Patents, Trademarks, and Licenses
In the United States and many foreign countries, Monsanto holds a broad business portfolio of patents, trademarks and licenses that provide intellectual property protection for its seeds and genomics-related products and processes. Monsanto routinely obtains patents and/or plant variety protection for its breeding technology, commercial varietal seed products, and for the parents of its commercial hybrid seed products. Monsanto also routinely obtains registrations for its commercial seed products in registration countries, as well as Plant Variety Protection Act Certificates in the United States and equivalent plant breeders’ rights in other countries. In soybeans, while Monsanto’s patent coverage on the first generation Roundup Ready soybean product has expired in some markets and will expire in the United States. In 2014, most of our customers and licensees are choosing our second generation Roundup Ready 2 Yield trait containing soybean seed with patents that extend into the next decade. In Brazil, we expect farmers to adopt our next generation Intacta soybean traits when available, which will also have patent coverage extending into the next decade. In corn, patent coverage on our first generation YieldGard trait has already expired in some markets and will expire as early in 2014 in the United States; however, most farmers have already upgraded to next generation corn traits with patent coverage extending into the next decade. In cotton, most growers globally are already using our second generation traits with patent coverage extending into the next decade.
Monsanto broadly licenses technology and patents to other parties. For example, Monsanto has licensed the Roundup Ready trait in soybean, corn, canola, and cotton seeds and the YieldGard traits in corn to a wide range of commercial entities and

MONSANTO COMPANY	2011 FORM 10-K

academic institutions. Monsanto also holds licenses from other parties relating to certain products and processes. For example, Monsanto has obtained licenses to certain technologies that it uses to produce Roundup Ready seeds and Genuity SmartStax corn. These licenses generally last for the lifetime of the applicable patents.
Monsanto owns trademark registrations and files trademark applications for the names and for many of the designs used on its branded products around the world. Important company trademarks include Roundup Ready, Bollgard, Bollgard II, YieldGard, Genuity, Roundup Ready 2 Yield and SmartStax for traits; Acceleron for seed treatment products; DEKALB, Asgrow, Deltapine, and Vistive for row crop seeds; and Seminis and De Ruiter for vegetable seeds.
Raw Materials and Energy Resources
In growing locations throughout the world, we produce directly or contract with third-party growers for corn seed, soybean seed, vegetable seeds, cotton seed, canola seed and other seeds. The availability of seed and the cost of seed production depend primarily on seed yields, weather conditions, grower contract terms, and commodity prices. We seek to manage commodity price fluctuations through the use of futures contracts and other hedging instruments. Where practicable, we attempt to minimize the weather risks by producing seed at multiple growing locations and under irrigated conditions. Our Seeds and Genomics segment also purchases the energy we need to process our seed; these energy purchases are managed in conjunction with our Agricultural Productivity segment.
AGRICULTURAL PRODUCTIVITY SEGMENT

Through our Agricultural Productivity segment, we manufacture Roundup brand herbicides and other herbicides and provide lawn-and-garden herbicide products for the residential market. The tabular information about net sales of agricultural productivity products that appears in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Agricultural Productivity Segment — is incorporated by reference herein.

Major Products	Applications	Major Brands

Herbicides	Nonselective agricultural, industrial, ornamental, turf and residential lawn and garden applications for weed control	Roundup branded products

	Control of preemergent annual grass and small seeded broadleaf weeds in corn and other crops	Harness for corn and cotton

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
Competition
We compete with numerous major global manufacturing companies for sales of agricultural herbicides. These companies have substantial excess capacity and the number of distributors packaging and selling generic glyphosate sourced from these companies has increased. This has added to the competitiveness and margin erosion in the glyphosate industry and in certain regions has increased the channel inventory. Competition from local or regional companies may also be significant. Our lawn-and-garden business has fewer than five significant national competitors and a larger number of regional competitors in the United States. The largest market for our lawn-and-garden herbicides is the United States.
Competitive success in agricultural productivity products depends on price, product performance, the scope of solutions offered to farmers, market coverage, product availability and planning, and the service provided to distributors, retailers and farmers. Our lawn-and-garden herbicides compete on product performance and the brand value associated with our trademark

MONSANTO COMPANY	2011 FORM 10-K

Roundup. For additional information on competition for our agricultural herbicides, see Item 7 — MD&A — Outlook — Agricultural Productivity, which is incorporated by reference herein.
Patents, Trademarks, Licenses, Franchises and Concessions
Monsanto also relies on patent protection for the Agricultural Productivity segment of its business. Patents covering glyphosate, an active ingredient in Roundup herbicides, have expired in the United States and all other countries. However, some of the patents on Monsanto glyphosate formulations and manufacturing processes in the United States and other countries extend beyond 2015. Monsanto has obtained licenses to chemicals used to make Harness herbicides and holds trademark registrations for the brands under which its chemistries are sold. The most significant trademark in this segment is Roundup. Monsanto owns trademark registrations for numerous variations of Roundup such as for Roundup WeatherMAX.
Monsanto holds (directly or by assignment) numerous phosphate mineral leases issued on behalf of or granted by the U.S. government, the state of Idaho, and private parties. None of these leases are material individually, but are significant in the aggregate because elemental phosphorus is a key raw material for the production of glyphosate-based herbicides. The phosphate mineral leases have varying terms. The leases obtained from the U.S. government are of indefinite duration, subject to the modification of lease terms at 20-year intervals.
Environmental Matters
Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of emissions that our operations can release into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. (Superfund), can impose liability for the entire cost of cleanup on any former or current site owners or operators or any parties who sent waste to these sites, without regard to fault or to the lawfulness of the original disposal. These laws and regulations may be amended from time to time; they may become more stringent. We are committed to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, and to the remediation of identified existing environmental concerns. Although the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or competitive position. In addition to compliance obligations at our own manufacturing locations and off-site disposal facilities, under the terms of our Sept. 1, 2000, Separation Agreement with Pharmacia (the Separation Agreement), we are required to indemnify Pharmacia for any liability it may have for environmental remediation or other environmental responsibilities that are primarily related to Pharmacia’s former agricultural and chemicals businesses. For information regarding certain environmental proceedings, see Item 3 — Legal Proceedings. See also information regarding remediation of waste disposal sites and reserves for remediation, appearing in Note 26 — Commitments and Contingencies, which is incorporated herein by reference.
Raw Materials and Energy Resources
We are a significant purchaser of basic and intermediate raw materials. Typically, we purchase major raw materials and energy through long-term contracts with multiple suppliers. Certain important raw materials are supplied by a few major suppliers. We expect the markets for our raw materials to remain balanced, though pricing may be volatile given the current state of the global economy. Energy is available as required, but pricing is subject to market fluctuations. We seek to manage commodity price fluctuations through the use of futures contracts and other hedging instruments.
Our proprietary technology is used in various global locations to produce the catalysts used in various intermediate steps in the production of glyphosate. We believe capacity is sufficient for our requirements and adequate safety stock inventory minimizes the risks associated with production outages. We manufacture and purchase disodium iminodiacetic acid, a key ingredient in the production of glyphosate. We manufacture our global supply of elemental phosphorus, a key raw material for the production of Roundup herbicides. We have multiple mineral rights which, subject to obtaining and maintaining appropriate mining permits, we believe will provide a long term supply of phosphate ore to meet our needs into the foreseeable future. As part of the ongoing course of operating our phosphorus production, we are required to periodically permit new mining leases. On June 15, 2011, the U.S. Bureau of Land Management approved a new phosphate ore mine near Soda Springs, Idaho, that we intend to use to meet existing and future production demands for our Roundup herbicides and licensed glyphosate. The time period for appealing the approval passed with no appeal being filed and construction has begun.

MONSANTO COMPANY	2011 FORM 10-K

RESEARCH AND DEVELOPMENT

Monsanto’s expenses for research and development were $1,386 million in 2011, $1,205 million in 2010 and $1,098 million in 2009. In addition, we incurred charges of $163 million in 2009 for acquired in-process research and development (IPR&D) related to acquisitions. See Note 4 — Business Combinations — for additional information regarding these acquisitions.
SEASONALITY AND WORKING CAPITAL; BACKLOG

For information on seasonality and working capital and backlog practices, see information in Item 7 — MD&A — Financial Condition, Liquidity, and Capital Resources, which is incorporated herein by reference.
EMPLOYEE RELATIONS

As of Aug. 31, 2011, we employed about 20,600 regular employees worldwide and more than 5,500 temporary employees. The number of temporary employees varies greatly during the year because of the seasonal nature of our business. We believe that relations between Monsanto and its employees are satisfactory.
CUSTOMERS

Although no single customer (including affiliates) represented more than 10 percent of our consolidated worldwide net sales in 2011, our three largest U.S. agricultural distributors and their affiliates represented, in the aggregate, 16 percent of our worldwide net sales and 30 percent of our U.S. net sales. During 2011, one major U.S. distributor and its affiliates represented about 11 percent of the worldwide net sales for our Seeds and Genomics segment, and about four percent of the worldwide net sales for our Agricultural Productivity segment.
INTERNATIONAL OPERATIONS

See Item 1A under the heading “Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability” and Note 27 — Segment and Geographic Data, which are incorporated herein by reference. Approximately 46 percent of Monsanto’s sales, including 41 percent of our Seeds and Genomics segment’s sales and 59 percent of our Agricultural Productivity segment’s sales, originated from our legal entities outside the United States during fiscal year 2011.
SEGMENT AND GEOGRAPHIC DATA

For information on segment and geographic data, see Item 8 — Financial Statements and Supplementary Data — Note 27 — Segment and Geographic Data, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS

Competition in seeds and traits and agricultural chemicals has significantly affected, and will continue to affect, our sales.
Many companies engage in research and development of plant biotechnology and breeding and agricultural chemicals, and speed in getting a new product to market can be a significant competitive advantage. Our competitors’ success could render our existing products less competitive, resulting in reduced sales compared to our expectations or past results. We expect to see increasing competition from agricultural biotechnology firms and from major agrichemical, seed and food companies. We also expect to face continued competition for our Roundup herbicides and selective herbicides product lines, which could be influenced by trade and industrial policies of foreign countries. The extent to which we can realize cash and gross profit from our business will depend on our ability to: control manufacturing and marketing costs without

MONSANTO COMPANY	2011 FORM 10-K

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
Regulatory and legislative requirements affect the development, manufacture and distribution of our products, including the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds, and non-compliance can harm our sales and profitability. Obtaining permits for mining and production, and obtaining testing, planting and import approvals for seeds or biotechnology traits can be time-consuming and costly, with no guarantee of success. The failure to receive necessary permits or approvals could have near- and long-term effects on our ability to sell some current and future products. Planting approvals may also include significant regulatory requirements that can limit our sales. Sales of our traits can be affected in jurisdictions where planting has been approved if we have not received approval for the import of crops containing such biotechnology traits by key importing markets. Concern about unintended but unavoidable trace amounts (sometimes called “adventitious presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, among other things, could lead to increased regulation or legislation, which may include: liability transfer mechanisms that may include financial protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits; and requirements for labeling and traceability, which requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources and can affect farmer seed purchase decisions and the sale of our products. Further, the detection of adventitious presence of traits not approved in the importing country may result in the withdrawal of seed lots from sale or in compliance actions, such as crop destruction or product recalls. Legislation encouraging or discouraging the planting of specific crops can also harm our sales. In addition, claims that increased use of glyphosate-based herbicides or biotechnology traits increases the potential for the development of glyphosate-resistant weeds or pests resistant to our traits could result in restrictions on the use of glyphosate-based herbicides or seeds containing our traits or otherwise reduce our sales.
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

MONSANTO COMPANY	2011 FORM 10-K

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
We use advanced breeding technologies to produce hybrids and varieties with superior performance in the farmer’s field, and we use biotechnology to introduce traits that enhance specific characteristics of our crops. The processes of breeding, biotechnology trait discovery and development and trait integration are lengthy, and a very small percentage of the genes and germplasm we test is selected for commercialization. There are a number of reasons why a new product concept may be abandoned, including greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, inability to prove the original concept, lack of demand, and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. In countries where biotech traits are not approved for widespread use, our sales depend on our germplasm. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new biotechnology or improved germplasm products. Consequently, if we are not able to fund extensive research and development activities and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed.
Adverse outcomes in legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.
We are involved in major lawsuits concerning intellectual property, biotechnology, torts, contracts, antitrust allegations, shareowner claims, and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to results of operations in the period recognized or limit our ability to engage in our business activities. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. In addition, pursuant to the Separation Agreement, we are required to indemnify Pharmacia for certain liabilities related to its former chemical and agricultural businesses. We have recorded reserves for potential liabilities where we believe the liability to be probable and reasonably estimable. However, our actual costs may be materially different from this estimate. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve is uncertain.
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
We engage in manufacturing, seed production, research and development, and sales in many parts of the world. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2011 were principally to customers in Brazil, Argentina, Canada, Mexico and India. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareowners’ equity.

MONSANTO COMPANY	2011 FORM 10-K

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
Because we use hazardous and other regulated materials in our manufacturing processes and engage in mining operations, we are subject to operational risks including the potential for unintended environmental contamination, which could lead to potential personal injury claims, remediation expenses and penalties. Should a catastrophic event occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, third party liability and loss of production capacity, which could affect our sales. In addition, lapses in quality or other manufacturing controls could affect our sales and result in claims for defective products.
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
We regularly extend credit to our customers in certain areas of the world to enable them to acquire crop production products and seeds at the beginning of their growing seasons. Because of these credit practices and the seasonality of our sales, we may need to issue short-term debt at certain times of the year to fund our cash flow requirements. The amount of short-term debt will be greater to the extent that we are unable to collect customer receivables when due and to manage our costs and expenses. Any downgrade in our credit rating, or other limitation on our access to short-term financing or refinancing, would increase our interest cost and adversely affect our profitability.
Weather, natural disasters and accidents may significantly affect our results of operations and financial condition.

MONSANTO COMPANY	2011 FORM 10-K

Weather and field conditions can adversely affect the timing of crop planting, acreage planted, crop yields and commodity prices. In turn, seed production volumes, quality and cost may also be adversely affected which could impact our sales and profitability. Natural disasters or industrial accidents could also affect our manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs and our ability to meet supply. One of our major U.S. glyphosate manufacturing facilities is located in Luling, Louisiana, which is an area subject to hurricanes. In addition, several of our key raw material and utility suppliers have production assets in the U.S. gulf coast region and are also susceptible to damage risk from hurricanes. Hawaii, which is also subject to hurricanes, is a major seeds and traits location for our pipeline products.
ITEM 1B. UNRESOLVED STAFF COMMENTS

At Aug. 31, 2011, there were no unresolved comments from the staff of the SEC related to our periodic or current reports under the Exchange Act.
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
Additional principal properties used by the Seeds and Genomics segment include seed production and conditioning plants at Boone, Grinnell and Williamsburg, Iowa; Constantine, Michigan; Enkhuizen and Bergschenhoek, Netherlands; Illiopolis, Waterman and Farmer City, Illinois; Remington, Indiana; Kearney and Waco, Nebraska; Oxnard, California; Peyrehorade and Trèbes, France; Rojas, Argentina; Sinesti, Romania; and Uberlândia, Brazil; Thobontle, South Africa; Hyderabad, India, and research sites at Ankeny, Iowa; Research Triangle Park, North Carolina; Maui and Oahu, Hawaii; Middleton, Wisconsin; Mystic, Connecticut; and Woodland, California. We own all of these properties, except the one in Maui. The Seeds and Genomics segment also uses seed foundation and production facilities, breeding facilities, and genomics and other research laboratories at various other locations worldwide.
The Agricultural Productivity segment has principal chemicals manufacturing facilities at Antwerp, Belgium; Camaçari, Brazil; Luling, Louisiana; Muscatine, Iowa; São José dos Campos, Brazil; Soda Springs, Idaho; and Zárate, Argentina. We own all of these properties, except the one in Antwerp, Belgium, which is subject to a lease for the land underlying the facility.

MONSANTO COMPANY	2011 FORM 10-K

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
ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 26 under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. Following is information regarding other material proceedings for which we are responsible.
Patent and Commercial Proceedings
On Dec. 23, 2008, we entered into a dispute resolution process with Pioneer Hi-Bred International, Inc. (Pioneer), a wholly owned subsidiary of E. I. du Pont de Nemours and Company (DuPont), to address issues regarding the unauthorized use of our proprietary technology. Pioneer has announced plans to combine or stack their Optimum ® GAT ® trait in soybeans with our patented first generation Roundup Ready technology, contrary to their previously disclosed plans to discontinue use of soybean varieties containing our technology and pursue the Optimum® GAT® trait alone. We believe that Pioneer is not authorized to make this genetic combination, and we are seeking to prevent non-consensual use of our proprietary technology. On May 4, 2009, following unsuccessful discussions, Monsanto filed suit against DuPont and Pioneer in Federal District Court in St. Louis asserting patent infringement and breach of contract claims to prevent the unauthorized use of our Roundup Ready technology in corn and soybeans. On June 16, 2009, the defendants filed an answer and counterclaim seeking injunctive relief, damages and specific performance asserting a claim of license as well as the invalidity or unenforceability of the patent asserted by Monsanto, and also claiming alleged anticompetitive behavior relating to traits for corn and soybeans. The court, on Sept. 16, 2009, severed the antitrust defense interposed by DuPont for a separate, subsequent trial following our case for patent infringement and license breach. On Oct. 23, 2009, the Court heard our motion for judgment on the pleadings to declare DuPont and Pioneer in breach of their corn and soybean licensing agreements with us. On Jan. 15, 2010, the Court granted our motion declaring that DuPont and Pioneer are not licensed to create a product containing Roundup Ready and Optimum® GAT® traits stacked in combination. The trial dates have been rescheduled with the remaining patent claims set for trial on July 9, 2012, and the antitrust counterclaims set for trial on April 22, 2013. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
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
Governmental Proceedings and Undertakings
On Sept. 17, 2007, the EPA issued a Notice of Violation to us, alleging violations of the Clean Water Act at the South Rasmussen Mine near Soda Springs, Idaho. On June 22, 2011, the U.S. District Court for Idaho entered a consent decree

MONSANTO COMPANY	2011 FORM 10-K

resolving this matter, pursuant to which we paid a penalty that is not material and are performing certain water management and monitoring activities.
On May 25, 2011, the EPA issued a Notice of Violation to us, alleging violations of federal environmental release reporting requirements at our phosphorous manufacturing plant in Soda Springs, Idaho. The EPA has asserted that the alleged violations may subject us to civil penalties. We are working with the EPA to reach a resolution of this manner.
On Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.1 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $248 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $79 million to $39 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. On Sept. 17, 2010, the appeals were assigned to the Administrative Council of Tax Appeals. On May 25, 2011, the second level administrative court ruled in favor of the company, effectively cancelling the assessment related to the $575 million notes. The Brazilian tax authorities did not appeal the ruling and we are waiting for formal notification of the court’s decision. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.8 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
Securities and Derivatives Proceedings
On July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleged that defendants violated the federal securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal 2009 and 2010 and the anticipated future performance of our Roundup business. On Nov. 1, 2010, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff in the action. On Jan. 31, 2011, lead plaintiff filed an amended complaint against us and four of our past and present executive officers in the same action. The amended complaint alleges that defendants violated the federal securities laws by making false and misleading statements during the same time period, regarding our earnings guidance for fiscal 2009 and 2010 as well as the anticipated future performance of our Roundup business and our Seeds and Genomics business. Lead plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Lead plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. On Apr, 1, 2011, defendants moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted. On June 14, 2011, lead plaintiff has filed its opposition to the motion, and defendants’ reply thereto was filed on Aug. 12, 2011.
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

MONSANTO COMPANY	2011 FORM 10-K

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
ITEM 4. [Removed and Reserved.]

Executive Officers
See Part III — Item 10 of this Report on Form 10-K for information about our Executive Officers.

MONSANTO COMPANY	2011 FORM 10-K

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Monsanto’s common stock is traded principally on the New York Stock Exchange, under the symbol MON. The number of shareowners of record as of Nov. 1, 2011, was 38,632.
On June 27, 2006, the board of directors approved a two-for-one split of the company’s common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflects this stock split.
The original dividend rate adopted by the board of directors following the initial public offering (IPO) in October 2000 was $0.06. The board of directors increased the company’s quarterly dividend rate in April 2003 to $0.065, in May 2004 to $0.0725, in December 2004 to $0.085, in December 2005 to $0.10, in December 2006 to $0.125, in August 2007 to $0.175, in June 2008 to $0.24, in January 2009 to $0.265, in August 2010 to $0.28 and in August 2011 to $0.30.
The following table sets forth dividend declarations, as well as the high and low sales prices for Monsanto’s common stock, for the fiscal year 2011 and 2010 quarters indicated.

	1st	2nd		3rd	4th		Fiscal
Dividends per Share	Quarter	Quarter		Quarter	Quarter		Year

2011	$—	$0.56	(1)	$—	$0.58	(1)	$1.14

2010	$—	$0.53	(2)	$—	$0.55	(2)	$1.08

		1st	2nd	3rd	4th	Fiscal
Common Stock Price		Quarter	Quarter	Quarter	Quarter	Year

2011	High	$64.00	$76.69	$74.46	$77.09	$77.09
	Low	47.07	59.93	62.30	63.03	47.07

2010	High	$84.36	$87.06	$74.80	$62.29	$87.06
	Low	66.57	70.53	48.16	44.61	44.61

(1)	During the period from Dec. 1, 2010, through Feb. 28, 2011, Monsanto declared two dividends, $0.28 per share on Dec. 6, 2010, and $0.28 per share on Jan. 25, 2011. During the period from June 1, 2011, through Aug. 31, 2011, Monsanto declared two dividends, $0.28 per share on June 8, 2011, and $0.30 per share on Aug. 3, 2011.

(2)	During the period from Dec. 1, 2009, through Feb. 28, 2010, Monsanto declared two dividends, $0.265 per share on Dec. 7, 2009, and $0.265 per share on Jan. 26, 2010. During the period from June 1, 2010, through Aug. 31, 2010, Monsanto declared two dividends, $0.265 per share on June 9, 2010, and $0.28 per share on Aug. 4, 2010.

MONSANTO COMPANY	2011 FORM 10-K

Issuer Purchases of Equity Securities
The following table summarizes purchases of equity securities during the fourth quarter of fiscal year 2011 by Monsanto and affiliated purchasers, pursuant to SEC rules.

			(c) Total Number of Shares	(d) Approximate Dollar
		(b) Average	Purchased as Part of	Value of Shares that May
	(a) Total Number of	Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	per Share(1)	or Programs	the Plans or Programs

June 2011:
June 1, 2011, through June 30, 2011	93,610	$67.95	93,610	$506,693,197
July 2011:
July 1, 2011, through July 31, 2011	50,000	$74.52	50,000	$502,967,242
August 2011:
Aug. 1, 2011, through Aug. 31, 2011	85,100	$68.48	85,100	$497,139,469

Total	228,710	$69.59	228,710	$497,139,469

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.
In June 2010, the board of directors authorized a repurchase program of up to $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010. There were no other publicly announced plans outstanding as of Aug. 31, 2011.
Stock Price Performance Graph
The graph below compares the performance of Monsanto’s common stock with the performance of the Standard & Poor’s 500 Stock Index (a broad-based market index) and a peer group index over a 60-month period extending through the end of the 2011 fiscal year. The graph assumes that $100 was invested on Sept. 1, 2006, in our common stock, in the Standard & Poor’s 500 Stock Index and the peer group index, and that all dividends were reinvested.

MONSANTO COMPANY	2011 FORM 10-K

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

MONSANTO COMPANY	2011 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2011	2010	2009	2008	2007

Operating Results:
Net sales (1)	$11,822	$10,483	$11,685	$11,365	$8,349
Income from operations	2,502	1,603	3,061	2,721	1,409
Income from continuing operations(4)	1,657	1,111	2,105	2,027	925
Income on discontinued operations(2)	2	4	11	17	80
Net income attributable to Monsanto Company	1,607	1,096	2,092	2,024	993
Basic Earnings per Share Attributable to Monsanto Company:(3)
Income from continuing operations	$2.99	$2.01	$3.80	$3.66	$1.68
Income on discontinued operations(2)	0.01	0.01	0.02	0.03	0.14
Net income	3.00	2.02	3.82	3.69	1.82
Diluted Earnings per Share Attributable to Monsanto Company:(3)
Income from continuing operations	$2.96	$1.99	$3.75	$3.59	$1.64
Income on discontinued operations(2)	—	—	0.02	0.03	0.15
Net income	2.96	1.99	3.77	3.62	1.79
Financial Position at end of Period:
Total assets	$19,844	$17,852	$17,831	$17,991	$12,983
Working capital(5)	4,080	3,494	4,056	3,170	2,009
Current ratio(5)	1.86:1	1.98:1	2.09:1	1.71:1	1.65:1
Long-term debt	1,543	1,862	1,724	1,792	1,150
Debt-to-capital ratio(6)	16%	17%	15%	16%	16%
Other Data:(3)
Dividends per share	$1.14	$1.08	$1.04	$0.83	$0.55
Stock price per share:
High	$77.09	$87.06	$121.32	$145.80	$70.88
Low	$47.07	$44.61	$63.47	$69.22	$42.75
End of period	$68.93	$52.65	$83.88	$114.25	$69.74
Basic shares outstanding(3)	536.5	543.7	547.1	548.9	544.8
Diluted shares outstanding(3)	542.4	550.8	555.6	559.7	555.3

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for information regarding the factors that have affected or may affect the comparability of our business results.

(1)	In 2007, American Seeds acquired several regional seed companies. In 2007, we acquired Delta and Pine Land Company (DPL) and divested the Stoneville® and NexGen® cotton seed brands and related business assets. In 2008, we acquired De Ruiter, Cristiani, and Agroeste and entered into an agreement to divest the Dairy business. In 2009, we acquired Aly Participacoes Ltda. and WestBred, LLC and divested the Dairy business. See Note 4 — Business Combinations for further details on acquisitions and Note 29 — Discontinued Operations for further details of these divestitures.

(2)	In 2007, we sold the Stoneville and NexGen businesses as part of the U.S. Department of Justice (DOJ) approval for the acquisition of DPL. In 2008, we entered into an agreement to sell the Dairy business. Accordingly, these businesses have been presented as discontinued operations in the Statements of Consolidated Operations for all periods presented above. See Note 29 — Discontinued Operations for further details of these completed dispositions.

(3)	Effective Sept. 1, 2009, we retrospectively adopted a FASB-issued standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in the Earnings Per Share topic of the ASC.

(4)	Effective Sept. 1, 2009, we retrospectively adopted the new accounting guidance related to the Consolidation topic of the ASC as it relates to non-controlling interest.

(5)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

(6)	Debt-to-capital ratio is the sum of short-term and long-term debt, divided by the sum of short-term and long-term debt and shareowners’ equity.

MONSANTO COMPANY	2011 FORM 10-K

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
We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup and Harness brand herbicides and other herbicides. Approximately 46 percent of our total company sales, 41 percent of our Seeds and Genomics segment sales, and 59 percent of our Agricultural Productivity segment sales originated from our legal entities outside the United States during fiscal year 2011.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 27 — Segment and Geographic Data — for a reconciliation of EBIT to net income (loss) for fiscal years 2011, 2010 and 2009.
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

MONSANTO COMPANY	2011 FORM 10-K

Capital Resources — Cash Flow” section of MD&A for a reconciliation of free cash flow to net cash provided by operating activities and net cash required by investing activities on the Statements of Consolidated Cash Flows.
Executive Summary
Consolidated Operating Results — Net sales in 2011 increased $1,339 million from 2010. The increase was primarily a result of increased sales of corn and cotton seed and traits as well as increased sales in Agricultural Productivity. Net income attributable to Monsanto Company in 2011 was $2.96 per share, compared with $1.99 per share in 2010.
The following factor affected the two-year comparison:
2010:
•	We recorded restructuring expenses of $324 million in 2010 which was recorded in restructuring charges, net for $210 million and cost of goods sold for $114 million in the Statement of Consolidated Operations. See Note 5 — Restructuring — for further discussion.
Financial Condition, Liquidity, and Capital Resources — In 2011, net cash provided by operating activities was $2,814 million, compared with $1,398 million in 2010. Net cash required by investing activities was $975 million in 2011, compared with $834 million in 2010. As a result, our free cash flow, as defined in the “Overview — Non-GAAP Financial Measures” section of MD&A, was a source of cash of $1,839 million in 2011, compared with $564 million in 2010. The increase was primarily driven by the change in accounts payable and other accrued liabilities of $1,289 million because of higher accrued marketing programs, higher employee incentives and a decrease in cash outflows related to customer payables. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.
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

MONSANTO COMPANY	2011 FORM 10-K

RESULTS OF OPERATIONS

	Year Ended Aug. 31,			Change
(Dollars in millions, except per share amounts)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Net Sales	$11,822	$10,483	$11,685	13%	(10)%
Gross Profit	6,079	5,067	6,720	20%	(25)%
Operating Expenses:
Selling, general and administrative expenses	2,190	2,049	2,037	7%	1%
Research and development expenses	1,386	1,205	1,098	15%	10%
Acquired in-process research and development	—	—	163	NM	NM
Restructuring charges, net	1	210	361	(100)%	(42)%

Total Operating Expenses	3,577	3,464	3,659	3%	(5)%

Income from Operations	2,502	1,603	3,061	56%	(48)%
Interest expense	162	162	129	NM	26%
Interest income	(74)	(56)	(71)	32%	(21)%
Other expense, net	40	7	85	471%	(92)%

Income from Continuing Operations Before Income Taxes	2,374	1,490	2,918	59%	(49)%
Income tax provision	717	379	813	89%	(53)%

Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	1,657	1,111	2,105	49%	(47)%

Discontinued Operations:
Income from operations of discontinued businesses	3	4	19	(25)%	(79)%
Income tax provision	1	—	8	NM	NM

Income on Discontinued Operations	2	4	11	(50)%	(64)%

Net Income	$1,659	$1,115	$2,116	49%	(47)%

Less: Net income attributable to noncontrolling interest	52	19	24	174%	(21)%

Net Income Attributable to Monsanto Company	$1,607	$1,096	$2,092	47%	(48)%

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.96	$1.98	$3.75	49%	(47)%
Income on discontinued operations	—	0.01	0.02	NM	(50)%

Net Income Attributable to Monsanto Company	$2.96	$1.99	$3.77	49%	(47)%

NM = Not Meaningful

Effective Tax Rate	30%	25%	28%

Comparison as a Percent of Net Sales:
Gross profit	51%	48%	58%
Selling, general and administrative expenses	19%	20%	17%
Research and development expenses (excluding acquired IPR&D)	12%	11%	9%
Total operating expenses	30%	33%	31%
Income from continuing operations before income taxes	20%	14%	25%
Net income attributable to Monsanto Company	14%	10%	18%
Overview of Financial Performance (2011 compared with 2010)
The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2011 with fiscal year 2010.
Net sales increased 13 percent in 2011 from 2010. Our Seeds and Genomics segment net sales improved 13 percent, and our Agricultural Productivity segment net sales improved 13 percent. The following table presents the percentage changes in

MONSANTO COMPANY	2011 FORM 10-K

2011 worldwide net sales by segment compared with net sales in 2010, including the effect that volume, price, currency and acquisitions had on these percentage changes:

	2011 Percentage Change in Net Sales vs. 2010
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	8%	3%	2%	13%	—	13%
Agricultural Productivity Segment	5%	6%	2%	13%	—	13%
Total Monsanto Company	7%	4%	2%	13%	—	13%

(1)	See Note 4 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2011 and 2010. In this presentation, acquisitions are segregated for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 20 percent, or $1,012 million. Total company gross profit as a percent of net sales increased three percentage points to 51 percent in 2011, driven by increased sales of higher margin corn and cotton seed and traits volumes as well as Roundup price improvements from lower marketing programs and Roundup cost improvements primarily related to production efficiencies. Gross profit as a percent of net sales for the Seeds and Genomics segment increased two percentage points to 62 percent in the 12-month comparison partially due to decreased restructuring charges recorded in cost of goods sold related to inventory impairments over the prior year. Gross profit as a percent of net sales for the Agricultural Productivity segment increased six percentage points to 24 percent in the 12-month comparison because of cost improvements. See the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections of MD&A for details.
Operating expenses increased three percent, or $113 million, in 2011 from 2010. Selling, general and administrative (SG&A) expenses increased seven percent primarily because of increased incentive accruals. R&D expenses increased 15 percent due to an increase in activity of our expanded product pipeline as well as increased R&D incentive costs. Restructuring charges decreased by $209 million because the 2009 Restructuring Plan was substantially completed in the first quarter of fiscal year 2011. As a percent of net sales, SG&A expenses decreased one percentage point to 19 percent of net sales, and R&D expenses increased one percentage point to 12 percent of net sales in 2011.
Interest income increased 32 percent, or $18 million, in 2011 primarily as a result of interest earned through a customer financing entity we consolidated as of Sept. 1, 2010. See Note 8 —Variable Interest Entities — for further details.
Other expense — net was $40 million in 2011, compared with $7 million in 2010. The increase occurred due to increased foreign currency losses in the current year and costs related to a contractual dispute. In addition, fiscal year 2010 included the gain recorded on the Seminium, S.A. (Seminium) acquisition. See Note 4 — Business Combinations — for further information on the Seminium acquisition.
Income tax provision for 2011 increased to $717 million, an increase of $338 million from 2010 primarily as a result of the increase in pretax income from continuing operations. The effective tax rate increased to 30 percent, an increase of five percentage points from fiscal year 2010. The following items had an impact on the effective tax rate:
•	Benefits totaling $17 million were recorded in 2011 relating to several discrete tax adjustments. The majority of these items was the result of the retroactive extension of the R&D credit pursuant to the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, favorable return-to-provision true-up adjustments, and the expiration of statutes of limitations in several jurisdictions, partially offset by deferred tax adjustments.

•	Benefits totaling $90 million were recorded in 2010 relating to several discrete tax adjustments. The majority of these items was the result of the resolution of several domestic and ex-U.S. tax audits, favorable adjustments from the filing of tax returns and the expiration of statutes of limitations in several jurisdictions. These benefits were partially offset by a tax charge of $8 million as a result of the elimination of the tax benefit associated with the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act signed by President Obama on March 23,

MONSANTO COMPANY	2011 FORM 10-K

2010, and the Health Care and Education Act of 2010 signed on March 30, 2010 (collectively the “Healthcare Acts”).

•	The effective tax rate of 2010 decreased because of the restructuring charges of $324 million ($224 million after tax).
Without these items, our effective tax rate for 2011 would have been comparable to the 2010 rate.
Overview of Financial Performance (2010 compared with 2009)
The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2010 with fiscal year 2009.
Net sales decreased 10 percent in 2010 from 2009. Our Seeds and Genomics segment net sales improved four percent, and our Agricultural Productivity segment net sales declined 34 percent. The following table presents the percentage changes in 2010 worldwide net sales by segment compared with net sales in 2009, including the effect that volume, price, currency and acquisitions had on these percentage changes:

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
Gross profit decreased 25 percent, or $1,653 million. Total company gross profit as a percent of net sales decreased 10 percentage points to 48 percent in 2010, driven by decreases in average net selling prices of Roundup and other glyphosate-based herbicides. Gross profit as a percent of net sales for the Seeds and Genomics segment decreased two percentage points to 60 percent in the 12-month comparison partially due to increased restructuring charges recorded in cost of goods sold related to inventory impairments over the prior year. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased 33 percentage points to 18 percent in the 12-month comparison. See the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections of MD&A for details.
Operating expenses decreased five percent, or $195 million, in 2010 from 2009, primarily because of the $163 million of acquired in-process R&D in 2009 and $151 million less in restructuring charges. Selling, general and administrative (SG&A) expenses increased one percent primarily because of increased marketing expense offset by lower spending for administrative functions and incentives. R&D expenses increased 10 percent due to an increase in activity of our expanded product pipeline. Restructuring changes decreased 42 percent because the majority of the actions took place upon approval and communication of the 2009 Restructuring Plan in fiscal year 2009. As a percent of net sales, SG&A expenses increased three percentage points to 20 percent of net sales, and R&D expenses increased two percentage points to 11 percent of net sales in 2010.
Interest expense increased 26 percent, or $33 million, in fiscal year 2010 from 2009. The increased expense was primarily due to an increased level of customer financing costs during 2010 compared to 2009.
Interest income decreased 21 percent, or $15 million, in 2010 because of less interest earned on lower average cash balances primarily in the United States, Brazil and Europe.

MONSANTO COMPANY	2011 FORM 10-K

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

MONSANTO COMPANY	2011 FORM 10-K

SEEDS AND GENOMICS SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Net Sales
Corn seed and traits	$4,805	$4,260	$4,119	13%	3%
Soybean seed and traits	1,542	1,486	1,448	4%	3%
Cotton seed and traits	847	611	466	39%	31%
Vegetable seeds	895	835	808	7%	3%
All other crops seeds and traits	493	419	462	18%	(9)%

Total Net Sales	$8,582	$7,611	$7,303	13%	4%

Gross Profit
Corn seed and traits	$2,864	$2,464	$2,608	16%	(6)%
Soybean seed and traits	1,045	905	871	15%	4%
Cotton seed and traits	642	454	344	41%	32%
Vegetable seeds	534	492	416	9%	18%
All other crops seeds and traits	221	223	267	(1)%	(16)%

Total Gross Profit	$5,306	$4,538	$4,506	17%	1%

EBIT(1)	$2,106	$1,597	$1,651	32%	(3)%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 27 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance for Fiscal Year 2011
Net sales of corn seed and traits increased 13 percent, or $545 million, in the 12-month comparison. In 2011, sales improved primarily in Latin America and the United States because of increased volumes due to higher planted acres as well as an increase in higher margin traits.
Cotton seed and traits net sales increased 39 percent, or $236 million, in 2011. This sales increase was driven by an increase in planted acres in the United States, higher cotton commodity prices and favorable weather conditions in Australia, and higher planted acres and improved prices in India.
Gross profit increased 17 percent for this segment due to increased net sales. Gross profit as a percent of sales for this segment increased two percentage points to 62 percent in 2011. In the prior year we recorded inventory impairments of $93 million related to discontinued corn seed products in the United States as part of our 2009 Restructuring Plan which did not reoccur in the current year. See Note 5 — Restructuring — for further information. Partially offsetting these increases, the average net selling price of corn seed and traits in the United States declined compared to the prior year as we focus on mix for our Genuity Reduced-Refuge Family of products. Further contributing to the gross profit increase, we had increased penetration of higher margin soybean traits as well as increased sales for cotton seed and traits as we experienced increased planted acres and lower sales deductions for grower programs.
EBIT for the Seeds and Genomics segment increased $509 million to $2,106 million in 2011.
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

MONSANTO COMPANY	2011 FORM 10-K

losses on commodity prices and higher manufacturing costs for corn. In addition, we recorded inventory impairments of $93 million in 2010 compared with $24 million in 2009 related to discontinued seed products worldwide as part of our 2009 Restructuring Plan in 2010. See Note 5 — Restructuring — for further information.
EBIT for the Seeds and Genomics segment decreased $54 million to $1,597 million in 2010.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Net Sales
Agricultural Productivity	$3,240	$2,872	$4,382	13%	(34)%

Total Net Sales	$3,240	$2,872	$4,382	13%	(34)%

Gross Profit
Agricultural Productivity	773	529	2,214	46%	(76)%

Total Gross Profit	$773	$529	$2,214	46%	(76)%

EBIT(1)	$281	$(29)	$1,307	1,069%	(102)%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 27 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance for Fiscal Year 2011
Net sales for Agricultural Productivity increased 13 percent, or $368 million, in 2011. In the 12-month comparison, sales increased primarily for Roundup and other glyphosate-based herbicides. Roundup and other glyphosate-based herbicides volume increased four percent due to increased demand primarily in Europe and Argentina. Further, the average net selling price of Roundup and other glyphosate-based herbicides increased due to lower sales deductions for marketing programs during the current year.
Gross profit as a percent of sales increased six percentage points for the Agricultural Productivity segment to 24 percent in 2011. This increase was primarily because of price improvements from lower marketing programs as well as cost improvements primarily related to production efficiencies.
The sales increases discussed in this section resulted in $244 million higher gross profit in 2011. EBIT for the Agricultural Productivity segment increased $310 million to $281 million in 2011. Contributing to this increase were higher sales volumes and increases in net selling prices due to lower sales deductions.
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

MONSANTO COMPANY	2011 FORM 10-K

RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Costs of Goods Sold(1)	$(2)	$(114)	$(45)
Restructuring Charges, Net(1)(2)	(1)	(210)	(361)

Loss from Continuing Operations Before Income Taxes	(3)	(324)	(406)
Income Tax Benefit	4	100	116

Net Income (Loss)	$1	$(224)	$(290)

(1)	For the fiscal year ended 2011, the $2 million of restructuring charges recorded in costs of goods sold related to the Seeds and Genomics segment. For the fiscal year ended 2010, the $114 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $101 million in Seeds and Genomics. For the fiscal year ended 2009, the $45 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $1 million in Agricultural Productivity and $44 million in Seeds and Genomics. For the fiscal year ended 2011, the $1 million of restructuring charges recorded in restructuring charges, net, were split by segment as follows: $(8) million in Agricultural Productivity and $9 million in Seeds and Genomics. For the fiscal year ended 2010, the $210 million of restructuring charges were split by segment as follows: $79 million in Agricultural Productivity and $131 million in Seeds and Genomics. For the fiscal year ended 2009, the $361 million of restructuring charges were split by segment as follows: $113 million in Agricultural Productivity and $248 million in Seeds and Genomics.

(2)	The restructuring charges for the fiscal year ended 2011 include reversals of $37 million related to the 2009 Restructuring Plan. The reversals primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.
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
The total restructuring costs are $733 million and were substantially completed by the end of the first quarter of 2011. The charges are comprised of $338 million in severance and related benefits, $156 million of costs related to facility closures and exit costs and $239 million of asset impairments. Payments related to the 2009 Restructuring Plan will be generated from cash from operations.

MONSANTO COMPANY	2011 FORM 10-K

The following table displays the pretax charges of $3 million, $324 million, and $406 million incurred by segment under the 2009 Restructuring Plan for the fiscal years ended 2011, 2010, and 2009, respectively, as well as the cumulative pretax charges of $733 million under the 2009 Restructuring Plan.

	Year Ended Aug. 31, 2011			Year Ended Aug. 31, 2010			Year Ended Aug. 31, 2009
	Seeds and	Agricultural		Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$(21)	$(11)	$(32)	$85	$47	$132	$175	$63	$238
Facility Closures / Exit Costs	26	3	29	46	31	77	3	47	50
Asset Impairments
Property, plant and equipment	4	—	4	8	1	9	31	4	35
Inventory	2	—	2	93	13	106	24	—	24
Other intangible assets	—	—	—	—	—	—	59	—	59

Total Restructuring Charges, Net	$11	$(8)	$3	$232	$92	$324	$292	$114	$406

	Cumulative Amount through Aug. 31, 2011
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$239	$99	$338
Facility Closures / Exit Costs	75	81	156
Asset Impairments
Property, plant and equipment	43	5	48
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$535	$198	$733

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
In fiscal year 2011, pretax restructuring charges of $3 million were recorded. The facility closures/exit costs of $29 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In work force reductions, approximately $13 million of additional charges were offset by $37 million of reserve reversals and $8 million of reversals of additional paid in capital for growth shares and stock options. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In asset impairments, property, plant and equipment impairments of $4 million related to certain information technology assets in the United States. Inventory impairments of $2 million were recorded in cost of goods sold related to discontinued corn and sorghum seed products in the United States.
In fiscal year 2010, pretax restructuring charges of $324 million were recorded. The $132 million in work force reductions related primarily to Europe and the United States. The facility closures/exit costs of $77 million related primarily to the finalization of the termination of a chemical supply contract in the United States and worldwide entity consolidation costs. In asset impairments, inventory impairments of $106 million recorded in cost of goods sold related to discontinued products worldwide.
In fiscal year 2009, pretax restructuring charges of $406 million were recorded. The $238 million in work force reductions related to site closures and downsizing primarily in the United States and Europe. The facility closures/exit costs of $50 million related primarily to the termination of a chemical supply contract in the United States and the termination of chemical distributor contracts in Central America. In asset impairments, property, plant and equipment impairments of $35 million related to certain manufacturing and technology breeding facilities in the United States, Europe, and Central America that

MONSANTO COMPANY	2011 FORM 10-K

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
The actions related to the overall restructuring plan were expected to produce annual cost savings of $300 million to $340 million, primarily in cost of goods sold and SG&A. Approximately one-fourth of these savings were recognized in fiscal year 2010, with the full benefit realized in 2011.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Aug. 31,
(Dollars in millions, except current ratio)	2011	2010

Cash and Cash Equivalents (variable interest entities — 2011: $96)	$2,572	$1,485
Trade Receivables, Net (variable interest entities — 2011: $51)	2,117	1,590
Inventory, Net	2,591	2,649
Other Current Assets(1)	1,529	1,326

Total Current Assets	$8,809	$7,050

Short-Term Debt	$678	$241
Accounts Payable	839	752
Accrued Liabilities(2)	3,212	2,563

Total Current Liabilities	$4,729	$3,556

Working Capital(3)	$4,080	$3,494
Current Ratio(3)	1.86:1	1.98:1

(1)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Working capital increased $586 million between Aug. 31, 2011, and Aug. 31, 2010, primarily because of the following factors:
•	Cash and cash equivalents increased $1,087 million. For a more detailed discussion of the factors affecting the cash flow comparison, see the “Cash Flow” section in this section of MD&A.

•	Trade receivables, net increased $527 million due to an increase in current year sales compared to prior year as well as increased customer financing activities that occurred in the prior year. These changes were partially offset by an increase in collections in the current year.

•	Other current assets increased $203 million, primarily due to the purchase of short-term investments.
These increases to working capital between Aug. 31, 2011, and Aug. 31, 2010, were partially offset by the following factors:
•	Short-term debt increased $437 million due to long-term debt maturing in the next 12 months which was moved to short term.

•	Accrued liabilities increased $649 million. Accrued compensation and benefits increased $248 million due to higher incentive accruals during the current year. In addition, accrued marketing programs related to current year sales increased $223 million due to the increase in sales and timing of payments. Deferred revenue increased $154 million primarily as a result of increased customer prepayments in Brazil and Argentina.
Backlog: Inventories of finished goods, goods in process, and raw materials and supplies are maintained to meet customer requirements and our scheduled production. As is consistent with the nature of the seed industry, we generally produce in one

MONSANTO COMPANY	2011 FORM 10-K

growing season the seed inventories we expect to sell the following season. In general, we do not manufacture our products against a backlog of firm orders; production is geared to projected demand.
Customer Financing Programs: We participate in a revolving financing program in Brazil that allows us to transfer up to 1 billion Brazilian reais (approximately $630 million) for selected customers in Brazil to a special-purpose entity (SPE), formerly a qualified special purpose entity (QSPE). Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and we hold the remaining 12 percent interest. Under the arrangement, a recourse provision requires us to cover the first 12 percent of credit losses within the program. We also have an agreement with a SPE in Argentina to transfer customer receivables and to service such accounts. We have evaluated our relationship with each entity under the updated guidance within the Consolidation topic of the ASC and, as a result, the entities have been consolidated. For further information, see Note 8 — Variable Interest Entities.
We have an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $3 million, $221 million and $319 million in fiscal year 2011, 2010 and 2009, respectively. The agreement includes recourse provisions and thus a liability is established at the time of sale that approximates fair value based upon our historical collection experience and a current assessment of credit exposure. There is no recourse liability recorded and there are no potential future payments under the recourse provisions of the agreement as of Aug. 31, 2011. The recourse liability recorded was $2 million as of Aug. 31, 2010. The outstanding balance of the receivables sold was $3 million and $223 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively. There were delinquent accounts of $3 million as of Aug. 31, 2011, and Aug. 31, 2010.
We sell accounts receivable in the United States and European regions both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $61 million, $107 million and $72 million for 2011, 2010 and 2009, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on our historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. There was no liability balance as of Aug. 31, 2011. Our liability was less than $1 million as of Aug. 31, 2010. The maximum potential amount of future payments under the recourse provisions of the agreements was $46 million as of Aug. 31, 2011. The outstanding balance of the receivables sold was $55 million and $86 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively. There were no delinquent loans as of Aug. 31, 2011, or Aug. 31, 2010.
We also have agreements with lenders to establish programs to provide financing of up to 550 million Brazilian reais (approximately $350 million) for selected customers in Brazil. The amount of loans outstanding was $49 million and $100 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively. In this program, we provide a guarantee of the accounts in the event of customer default. The maximum potential amount of future payments under the guarantees was $49 million as of Aug. 31, 2011. The liability for the guarantee is recorded at an amount that approximates fair value, primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million and $3 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers. There were delinquent loans of $1 million and $2 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively.
We also have similar agreements with banks that provide financing to our customers in the United States, Europe and Latin America where we provide a guarantee of the accounts in the event of customer default. The maximum potential amount of future payments under the guarantees was $27 million as of Aug. 31, 2011. The guarantee liability recorded by us is $2 million as of Aug. 31, 2011, and Aug. 31, 2010.
We previously established a revolving financing program of up to $250 million, which allowed certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. We received $130 million for fiscal year 2009 from the proceeds of loans made to our customers through this financing program. These proceeds were included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originated these customer loans on behalf of the third-party specialty lender, a SPE that we consolidated, using our credit and other underwriting guidelines approved by the lender. We serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the

MONSANTO COMPANY	2011 FORM 10-K

lender transferred the loans to multiseller commercial paper conduits through a nonconsolidated SPE, formerly a qualified SPE. We had no ownership interest in the lender, in the QSPE, or in the loans. The program was terminated in the third quarter of fiscal year 2009. Accordingly, there were no loan balances outstanding as of Aug. 31, 2011, and Aug. 31, 2010. We accounted for this transaction as a sale, in accordance with the Transfers and Servicing topic of the ASC.
Cash Flow

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Net Cash Provided by Operating Activities	$2,814	$1,398	$2,246
Net Cash Required by Investing Activities	(975)	(834)	(723)

Free Cash Flow(1)	1,839	564	1,523

Net Cash Required by Financing Activities	(864)	(1,038)	(1,075)
Cash Assumed from Initial Consolidation of Variable Interest Entities	77	—	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents	35	3	(105)

Net Increase (Decrease) in Cash and Cash Equivalents	1,087	(471)	343
Cash and Cash Equivalents at Beginning of Period	1,485	1,956	1,613

Cash and Cash Equivalents at End of Period	$2,572	$1,485	$1,956

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Overview — Non-GAAP Financial Measures” section in MD&A for a further discussion).
2011 compared with 2010: In 2011, our free cash flow was a source of cash of $1,839 million, compared with $564 million in 2010. Cash provided by operating activities increased 101 percent, or $1,416 million, in 2011. The increase was primarily driven by the change in accounts payable and other accrued liabilities of $1,289 million because of higher accrued marketing programs, higher employee incentives and a decrease in cash outflows related to customer payables. In addition, the increase was driven by higher net income of $544 million in the twelve-month comparison from $1,115 million to $1,659 million. The change in accounts receivable of $288 million provided less cash due to increased sales in the current year and increased customer financing activities that occurred in the prior year. These changes were partially offset by an increase in collections during the current year.
Cash required by investing activities was $975 million in 2011 compared with $834 million in 2010. We purchased short-term investments for $732 million in the current year. These purchases were partially offset by $430 million of short-term investments that matured during the current year.
The amount of cash required by financing activities was $864 million in 2011 compared with $1,038 million in 2010. The net change in short-term financing was a source of cash of $79 million in 2011 compared with $22 million in 2010. Further, long-term debt increased $110 million because of the issuance of $300 million in 2.75% Senior Notes in April 2011 which was offset partially by $188 million repayment of debt related to the purchase of the Chesterfield Village Research Center that occurred in the prior year.
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

MONSANTO COMPANY	2011 FORM 10-K

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
Capital Resources and Liquidity

	As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2011	2010

Short-Term Debt	$678	$241
Long-Term Debt	1,543	1,862
Total Monsanto Company Shareowners’ Equity	11,545	10,069
Debt-to-Capital Ratio	16%	17%

A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are sometimes used to finance these requirements. We accessed the commercial paper markets in 2011 for periods of time to finance working capital needs and do not believe our options will be limited in the future. We had no commercial paper borrowings outstanding as of Aug. 31, 2011.
Our August 2011 debt-to-capital ratio decreased one percentage point compared with the August 2010 ratio, primarily because of the increase in shareowners’ equity.
In April 2011, we finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a four-year senior unsecured revolving credit facility, which replaced the $2 billion credit facility established in 2007. This facility is intended to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing and support of commercial paper borrowings. This facility, which was unused as of Aug. 31, 2011, gives us the financial flexibility to satisfy short- and medium-term funding requirements. As of Aug. 31, 2011, we were in compliance with all debt covenants under this credit facility.
We plan to issue new fixed-rate debt on or before Aug. 15, 2012, in order to repay $485 million of 7⅜% Senior Notes that are due on Aug. 15, 2012. In March 2009, we entered into forward-starting interest rate swaps with a total notional amount of $250 million. In August 2010, we entered into additional forward-starting interest rate swaps with a total notional amount of $225 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued.
We are currently evaluating the impact of the Healthcare Acts. We recorded a tax charge of $8 million in 2010 due to the elimination of the tax benefit associated with the Medicare Part D subsidy included in the Healthcare Acts. We are still evaluating the other impacts from the Healthcare Acts, but we do not expect them to have a material impact on our consolidated financial statements in the short term. The longer term potential impacts of the Healthcare Acts to our consolidated financial statements are currently uncertain. We will continue to assess how the Healthcare Acts apply to us and how best to meet the stated requirements.
In August 2009, we sold our global sunflower assets to Syngenta for $160 million in proceeds which were formerly part of all other crops seeds and traits in our Seeds and Genomics segment. We recorded a pretax gain on the sale of $59 million or $.08 per share aftertax.
In May 2002, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration). In August 2002, we issued $800 million in 7⅜% Senior Notes under the 2002 shelf registration (7⅜% Senior Notes). As of Aug. 31, 2011, $485 million of the 7⅜% Senior Notes are due on Aug. 15, 2012 (see the discussion later in this section regarding a debt exchange for $314 million of the 7⅜% Senior Notes).
In May 2005, we filed a new shelf registration with the SEC (2005 shelf registration) that allowed us to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million that remained available under the 2002 shelf registration). In July 2005, we issued 5 1/2% 2035 Senior Notes of $400 million under the 2005 shelf registration. The net proceeds from the sale of the 5 1/2% 2035 Senior Notes were used to reduce commercial paper borrowings. In April 2008, we issued 5⅛% 2018 Senior Notes of $300 million. The net proceeds from the sale of the 5⅛% 2018 Senior Notes

MONSANTO COMPANY	2011 FORM 10-K

were used to finance the expansion of corn seed production facilities. Also in April 2008, we issued 5⅞% 2038 Senior Notes of $250 million. The net proceeds from the sale of the 5⅞% 2038 Senior Notes were used to repay $238 million of 4% Senior Notes that were due on May 15, 2008. The 2005 shelf registration expired in December 2008.
In October 2008, we filed a new shelf registration with the SEC (2008 shelf registration) that allows us to issue an unlimited capacity of debt, equity and hybrid offerings. The 2008 shelf registration will expire on Oct. 31, 2011. In April 2011, we issued $300 million of 2.75% Senior Notes under the 2008 shelf registration, which are due on April 15, 2016 (2.75% 2016 Senior Notes). The net proceeds from the sale of the 2.75% 2016 Senior Notes were used for general corporate purposes, including refinancing of our indebtedness.
We plan to file a new shelf registration with the SEC in the first quarter of fiscal year 2012, which will allow us to issue an unlimited capacity of debt, equity and hybrid offerings. The new shelf registration will expire three years after the date of filing.
In August 2005, we exchanged $314 million of new 5 1/2% Senior Notes due 2025 (5 1/2% 2025 Senior Notes) for $314 million of our outstanding 7⅜% Senior Notes due 2012, which were issued in 2002. The exchange was conducted as a private transaction with holders of the outstanding 7⅜% Senior Notes who certified to the company that they were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933. Under the terms of the exchange, the company paid a premium of $53 million to holders participating in the exchange. The transaction has been accounted for as an exchange of debt under the Debt topic of the ASC, and the $53 million premium is being amortized over the life of the new 5 1/2% 2025 Senior Notes. As a result of the debt premium, the effective interest rate on the 5 1/2% 2025 Senior Notes will be 7.035% over the life of the debt. The exchange of debt allowed the company to adjust its debt-maturity schedule while also allowing it to take advantage of market conditions which the company considered favorable. In February 2006, we issued $314 million aggregate principal amount of our 5 1/2% Senior Notes due 2025 in exchange for the same principal amount of our 7⅜% Senior Notes due 2025, which had been issued in the private placement transaction in August 2005. The offering of the notes issued in February 2006 was registered under the Securities Act through a Form S-4 filing.
Capital Expenditures: Our capital expenditures were $540 million in 2011, $755 million in 2010 and $916 million in 2009. The primary driver of this year’s decrease is lower spending on projects to expand corn seed production facilities and R&D facilities compared with the prior year. We expect fiscal year 2012 capital expenditures to be $600 to $700 million. The primary driver of this increase compared with 2011 is higher overall spending on projects related to our Agricultural Productivity segment.
Purchase of Chesterfield Village Research Center: In November 2009, we entered into an agreement to acquire Pfizer’s Chesterfield Village Research Center located in Chesterfield, Missouri. We acquired the property in April 2010 for $435 million of which $188 million was paid this year and $111 million was paid last year which is reflected in capital expenditures. Over the next fiscal year, $136 million is due related to this purchase.
Pension Contributions: In addition to contributing amounts to our pension plans if required by pension plan regulations, we continue to also make discretionary contributions if we believe they are merited. Although contributions to the U.S. qualified plan were not required, we contributed $266 million in 2011, $105 million in 2010 and $170 million in 2009. For fiscal year 2012, contributions in the range of $60 million are planned for the U.S. qualified pension plan. Although the level of required future contributions is unpredictable and depends heavily on return on plan asset experience and interest rates levels, we expect to continue contributing to the plan on a regular basis in the near term.
Share Repurchases: In October 2005, the board of directors authorized the purchase of up to $800 million of our common stock over a four-year period. In 2009 and 2008, we purchased $129 million and $361 million, respectively, of our common stock under the $800 million authorization. A total of 11.2 million shares have been repurchased under this program, which was completed on Dec. 23, 2008. In April 2008, the board of directors authorized another share repurchase program of up to $800 million of our common stock over a three-year period. This repurchase program commenced Dec. 23, 2008, and was completed on Aug. 24, 2010. In 2010 and 2009, we purchased $531 million and $269 million, respectively, of our common stock. A total of 11.3 million shares have been repurchased under the April 2008 program. In June 2010, the board of directors authorized a new repurchase program of up to an additional $1 billion of our common stock over a three-year period beginning July 1, 2010. In 2011 and 2010, we purchased $502 million and $1 million, respectively, of our common stock. There were no other publicly announced plans outstanding as of Aug. 31, 2011.
Dividends: We paid dividends totaling $602 million in 2011, $577 million in 2010, and $552 million in 2009. In August 2011, we increased our dividend seven percent to $0.30 per share.

MONSANTO COMPANY	2011 FORM 10-K

We continue to review our options for returning value to shareowners, including the possibility of a dividend increase and additional share repurchase programs.
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

MONSANTO COMPANY	2011 FORM 10-K

Contractual Obligations: We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments under contracts as of Aug. 31, 2011. See Note 26 — Commitments and Contingencies — for a further description of our contractual obligations.

	Payments Due by Fiscal Year Ending Aug. 31,
							2017 and
(Dollars in millions)	Total	2012	2013	2014	2015	2016	beyond

Total Debt, including Capital Lease Obligations	$2,221	$678	$4	$3	$2	$301	$1,233
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	1,331	80	80	79	79	79	934
Operating Lease Obligations	528	126	104	77	67	64	90
Purchase Obligations:
Uncompleted additions to property	112	112	—	—	—	—	—
Commitments to purchase inventories	2,183	1,331	223	172	156	163	138
Commitments to purchase breeding research	83	44	3	3	3	3	27
R&D alliances and joint venture obligations	132	41	26	14	6	10	35
Other purchase obligations	11	6	5	—	—	—	—
Other Liabilities:
Postretirement and ESOP liabilities(2)	162	103	—	—	—	—	59
Unrecognized tax benefits(3)	299	4
Other liabilities	234	22	15	11	16	11	159

Total Contractual Obligations	$7,296	$2,547	$460	$359	$329	$631	$2,675

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2011.

(2)	Includes the company’s planned pension and other postretirement benefit contributions for 2012. The actual amounts funded in 2012 may differ from the amounts listed above. Contributions in 2013 through 2016 are excluded as those amounts are unknown. Refer to Note 18 — Postretirement Benefits — Pensions — and Note 19 — Postretirement Benefits — Health Care and Other Postemployment Benefits — for more information. The 2017 and beyond amount relates to the ESOP enhancement liability balance. Refer to Note 20 — Employee Savings Plans — for more information.

(3)	Unrecognized tax benefits relate to uncertain tax positions recorded under the Income Taxes topic of the ASC. We are unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Note 14 — Income Taxes — for more information.
Off-Balance Sheet Arrangements
Under our Separation Agreement with Pharmacia, we are required to indemnify Pharmacia for certain matters, such as environmental remediation obligations and litigation. To the extent we are currently managing any such matters, we evaluate them in the course of managing our own potential liabilities and establish reserves as appropriate. However, additional matters may arise in the future, and we may manage, settle or pay judgments or damages with respect to those matters in order to mitigate contingent liability and protect Pharmacia and Monsanto. See Note 26 — Commitments and Contingencies and Part I — Item 3 — Legal Proceedings — for further information.
We have entered into various customer financing programs which are accounted for in accordance with the Transfers and Servicing topic of the ASC. See Note 7 — Customer Financing Programs — for further information.
Other Information
As discussed in Note 26 — Commitments and Contingencies and Item 3 — Legal Proceedings, Monsanto is responsible for significant environmental remediation and is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.
Seasonality
Our fiscal year end of August 31 synchronizes our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. It provides a more complete picture of the North American and South American growing seasons in the same fiscal year. Sales by our Seeds and Genomics segment, and to a lesser extent, by our Agricultural Productivity segment, are seasonal. In fiscal year 2011, approximately 71 percent of our Seeds and Genomics segment sales occurred in the second and third quarters. This segment’s seasonality is primarily a function of the purchasing and growing patterns in North America. Agricultural Productivity segment sales were more evenly spread across our fiscal year quarters in 2011, with approximately 57 percent of these sales occurring in the second half of the year. Seasonality varies by the world areas where

MONSANTO COMPANY	2011 FORM 10-K

our Agricultural Productivity businesses operate. For example, the United States, Latin America and Europe were the largest contributors to Agricultural Productivity sales in 2011, and experienced most of their sales evenly across our fiscal quarters in 2011.
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
As is the practice in our industry, we regularly extend credit to enable our customers to acquire crop protection products and seeds at the beginning of the growing season. Because of the seasonality of our business and the need to extend credit to customers, we sometimes use short-term borrowings to finance working capital requirements. Our need for such financing is generally higher in the first and third quarters of the fiscal year and lower in the second and fourth quarters of the fiscal year. Our customer financing programs are expected to continue to reduce our receivable risk and to reduce our reliance on commercial paper borrowings.
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

MONSANTO COMPANY	2011 FORM 10-K

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
Commercialization of second- and third-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. In 2011, we saw higher-value, stacked-trait products representing a larger share of our total U.S. corn seed sales than they did in 2010. We experienced an increase in competition in biotechnology as more competitors launched traits in the United States and internationally. Acquisitions may also present mid-to-longer term opportunities to increase penetration of our traits. We believe our competitive position continues to enable us to deliver second- and third-generation traits when our competitors are delivering their first-generation traits.
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
Full regulatory approval was received for a 5 percent refuge-in-a-bag (RIB) seed blend from the U.S. EPA and CFIA for Genuity SmartStax RIB Complete providing a single bag solution enabling farmers in the Corn Belt to plant corn without a separate refuge. Genuity SmartStax RIB Complete was launched in 2011. The regulatory submission for a 5 percent RIB seed blend for Genuity VT Double Pro was completed in 2011 as well.
Notwithstanding continuing and varied legal challenges by private and governmental parties in Brazil, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system (Roundup Ready soybeans, and in the future Intacta Roundup Ready 2 Pro) and our indemnification collection system (Bollgard cotton) to ensure that we capture value on all of our Roundup Ready soybeans and Bollgard cotton crops grown there. Income is expected to grow in Brazil as farmers choose to plant more of these approved traits. Although Brazilian law clearly states that the pipeline patents protecting these products have the duration of the corresponding U.S. patent (2014 for Roundup Ready soybeans and 2011 for Bollgard cotton), the duration of these pipeline patents is currently under judicial review in Brazil. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil against such volatility.
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

MONSANTO COMPANY	2011 FORM 10-K

In March 2008, a judge of the French Supreme Administrative court (Conseil d’Etat) rejected an application for interim relief by French farmers, French grower associations and various companies, including Monsanto, to overturn the French government’s suspension of planting of Yieldgard Corn Borer pending review and completion under a new regulatory regime. The outcome means that there will be no additional sales or planting of this product in France during the forthcoming growing season. The European Food Safety Authority (EFSA) has issued an opinion that the French suspension is not supported on a scientific basis. The case was referred to the European Court of Justice (ECJ) and on Sept. 8, 2011, the ECJ ruled that the French ban was illegal and that a ban can be invoked only in circumstances that are likely to constitute a clear and serious risk to human health, animal health or the environment. The case will now be decided by the French Conseil d’Etat in light of the ECJ decision. On April 17, 2009, Germany undertook a procedural action under European law and banned the planting of Yieldgard Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, there will be no sales or planting of MON810 products in Germany this growing season. The court proceedings are postponed pending the outcome of administrative proceedings. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked procedural measures, but we have focused our legal challenges to those countries with significant corn plantings.
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
Agricultural Productivity
Our Agricultural Productivity gross profit peaked in 2008 and declined slightly in 2009 and declined significantly in 2010. The structural changes that have occurred in the global glyphosate market, including overcapacity at the manufacturing level, have created a significant compression in the manufacturer’s margin. We believe this structural change is permanent and will therefore have a long term impact on the level of profits and cash generated by this business. While we expect the business to continue to be cash positive, we have oriented the focus of Monsanto’s crop protection business to strategically support Monsanto’s Roundup Ready crops through our weed management platform that delivers weed control offerings for farmers. In addition, lawn-and-garden will continue to be a solid contributor to our Agricultural Productivity segment.
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

MONSANTO COMPANY	2011 FORM 10-K

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
The annual goodwill impairment tests were performed as of March 1, 2011, and March 1, 2010. No indications of goodwill impairment existed as of either date. The results of management’s March 1, 2011, goodwill impairment test indicated that all reporting units had a calculated fair value greater than 10% in excess of its carrying value. In 2011 and 2010, we recorded goodwill related to our acquisitions (see Note 4 — Business Combinations). As part of the annual goodwill impairment tests, we compared our total market capitalization with the aggregate estimated fair value of our reporting units to ensure that significant differences are understood. At March 1, 2011, and March 1, 2010, our market capitalization exceeded the aggregate estimated fair value of our reporting units. Future declines in the fair value of our reporting units could result in an impairment of goodwill and reduce net income.
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
Under the Income Taxes topic of the ASC, in order to recognize the benefit of an uncertain tax position, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the position. Tax authorities regularly examine the company’s returns in the jurisdictions in which we do business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax positions are adequate as of Aug. 31, 2011.
As of Aug. 31, 2011, management has recorded deferred tax assets of approximately $711 million in Brazil primarily related to net operating loss carryforwards (NOLs) that have no expiration date. We also had available approximately $320 million of U.S. foreign tax credit carryforwards. Management continues to believe it is more likely than not that we will realize our deferred tax assets in Brazil and the United States.
Revenue Recognition: Monsanto sells its products directly to customers as well as through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred.
We record reductions to revenue for estimated customer sales returns, marketing programs, and certain other customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. The primary factors affecting our accrual for estimated customer returns include estimated return rates as well as the number of units shipped that have a right of return. At least each quarter, we re-evaluate our estimates to assess the adequacy of our recorded accruals for customer returns and allowance

MONSANTO COMPANY	2011 FORM 10-K

for doubtful accounts, and adjust the amounts as necessary. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive. Management’s estimates are based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, Monsanto would be required to record additional reductions to revenue, which would have a negative impact on our results of operations.
Marketing Programs (Customer Incentive Programs): Marketing program costs are recorded in accordance with the Revenue Recognition topic of the ASC, based upon specific performance criteria met by our customers, such as purchase volumes, promptness of payment, and market share increases. The cost of marketing programs is recorded in net sales in the Statements of Consolidated Operations. As actual marketing program expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience and market research) is used as a basis for recording marketing program liabilities. Management analyzes and reviews the marketing program balances on a quarterly basis, and adjustments are recorded as appropriate. In 2010 and 2009, we executed marketing programs that provided certain customers price protection consideration if standard purchase prices fell lower than the price the distributor paid on eligible products. Accordingly, we evaluated the impacts of these programs on revenue recognition, and recorded revenue when all recognition criteria were met. No similar programs were executed in fiscal year 2011.

MONSANTO COMPANY	2011 FORM 10-K

NEW ACCOUNTING STANDARDS

In September 2011, the FASB issued an amendment to the Intangibles-Goodwill and Other topic of the ASC. Prior to this amendment, a two-step test was required as outlined by the ASC. Step one of the two-step impairment test is performed by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, is required to be performed. Under this amendment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after Dec. 15, 2011. Accordingly, we will adopt this amendment in fiscal year 2013. We are currently evaluating the impact of adoption on the consolidated financial statements.
In June 2011, the FASB issued an amendment to the Comprehensive Income topic of the ASC. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareowners’ equity. In addition, items of other comprehensive income that may be reclassified to profit or loss in the future are required to be presented separately from those that would never be reclassified. The amendment is effective for fiscal years beginning after Dec. 15, 2011, and interim periods within that year. Accordingly, we will adopt this amendment in first quarter fiscal year 2013. We are currently evaluating the impact of adoption on the consolidated financial statements.
In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The amendment is effective for interim and annual periods beginning after Dec. 15, 2011. Accordingly, we will adopt this amendment in third quarter of fiscal year 2012. We are currently evaluating the impact of adoption on the consolidated financial statements.
In June 2009, the FASB issued a standard that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we adopted this standard on Sept. 1, 2010. See Note 8 — Variable Interest Entities — for the disclosures required by this standard.
In June 2009, the FASB issued a standard that removes the concept of a qualifying special-purpose entity (QSPE) from GAAP and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we adopted this standard in first quarter fiscal year 2011. See Note 7 — Customer Financing Programs — for additional discussion regarding the impact on our QSPE related to a Brazilian financing program and other financing programs.

MONSANTO COMPANY	2011 FORM 10-K

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
See Note 2 — Significant Accounting Policies, Note 16 — Fair Value Measurements —and Note 17 — Financial Instruments — to the consolidated financial statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.
The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2011, that are sensitive to changes in interest rates, currency exchange rates, and commodity and equity and debt securities prices. Actual changes may prove to be greater or less than those hypothesized.
Changes in Interest Rates: Monsanto’s interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. Most of our debt as of Aug. 31, 2011, consisted of fixed-rate long-term obligations.
Market risk with respect to interest rates is estimated as the potential change in fair value resulting from an immediate hypothetical 1 percentage point parallel shift in the yield curve. The fair values of the company’s investments and debt are based on quoted market prices or discounted future cash flows. As the carrying amounts on short-term debt and investments maturing in less than 360 days and the carrying amounts of variable-rate medium-term notes approximate their respective fair values, a 1 percentage point change in the interest rates would not result in a material change in the fair value of our debt and investments portfolio.
On Aug. 14, 2002, Monsanto issued $600 million of 7⅜% Senior Notes, and on Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million. In August 2005, the company exchanged $314 million of new 5 1/2% Senior Notes due 2025 for $314 million of the company’s outstanding 7⅜% Senior Notes. As of Aug. 31, 2011, the fair value of the 7⅜% Senior Notes was $517 million, and the fair value of the 5 1/2% 2025 Senior Notes was $367 million. A 1 percentage point change in the interest rates would change the fair value of the remaining 7⅜% Senior Notes by approximately $14 million, and the fair value of the 5 1/2% 2025 Senior Notes by $39 million.
In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes due 2035. As of Aug. 31, 2011, the fair value of the 5 1/2% 2035 Senior Notes was $447 million. A 1 percentage point change in the interest rates would change the fair value of the 5 1/2% 2035 Senior Notes by $68 million.
In April 2008, Monsanto issued $300 million of 5⅛% Senior Notes due 2018. As of Aug. 31, 2011, the fair value of the 5⅛% 2018 Senior Notes was $347 million. A 1 percentage point change in the interest rates would change the fair value of the 5⅛% 2018 Senior Notes by $21 million.
In April 2008, Monsanto issued $250 million of 5⅞% Senior Notes due 2038. As of Aug. 31, 2011, the fair value of the 5⅞% 2038 Senior Notes was $293 million. A 1 percentage point change in the interest rates would change the fair value of the 5⅞% 2038 Senior Notes by $47 million.
In April 2011, Monsanto issued $300 million of 2.75% Senior Notes due 2016. As of Aug. 31, 2011, the fair value of the 2.75% 2016 Senior Notes was $317 million. A 1 percentage point change in the interest rates would change the fair value of the 2.75% 2016 Senior Notes by $14 million.
In March 2009, Monsanto entered into forward-starting interest rate swaps with a total notional amount of $250 million. In the fourth quarter of 2010, Monsanto entered into additional forward-starting interest rate swaps with a total notional amount of $225 million. As of Aug. 31, 2011, the fair value of the forward-starting interest rate swaps was a loss of $38 million. A 1 percentage point change in interest rates would change the fair value of the forward-starting interest rate swaps by $79 million.

MONSANTO COMPANY	2011 FORM 10-K

Foreign Currency Fluctuations: In managing foreign currency risk, Monsanto focuses on reducing the volatility in consolidated cash flow and earnings caused by fluctuations in exchange rates. We use foreign currency forward exchange contracts and foreign currency options to manage the net currency exposure, in accordance with established hedging policies. Monsanto hedges recorded commercial transaction exposures, intercompany loans, net investments in foreign subsidiaries, and forecasted transactions. The company’s significant hedged positions included the European euro, the Canadian dollar, the Mexican peso, the Brazilian real and the Romanian leu. Unfavorable currency movements of 10 percent would negatively affect the fair values of the derivatives held to hedge currency exposures by $79 million.
Changes in Commodity Prices: Monsanto uses futures contracts to protect itself against commodity price increases and uses options contracts to limit the unfavorable effect that price changes could have on these purchases. The company’s futures contracts are accounted for as cash flow hedges and are mainly in the Seeds and Genomics segment. The company’s option contracts do not qualify for hedge accounting under the provisions specified by the Derivatives and Hedging topic of the ASC. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. In addition, we collect payments on certain customer accounts in grain, and enter into forward sales contracts to mitigate the commodity price exposure. A 10 percent decrease in the prices would have a negative effect on the fair value of these instruments of $55 million. We also use natural gas, diesel and ethylene swaps to manage energy input costs and raw material costs. A 10 percent decrease in price of these swaps would have a negative effect on the fair value of these instruments of $6 million.
Changes in Equity and Debt Securities Prices: The company also has investments in marketable equity and debt securities. All such investments are classified as long-term available-for-sale investments. The fair value of these investments is $26 million as of Aug. 31, 2011. These securities are listed on a stock exchange, quoted in an over-the-counter market or measured using an independent pricing source and adjusted for expected future credit losses. If the market price of the marketable equity and debt securities should decrease by 10 percent, the fair value of the equities and debt would decrease by $3 million. See Note 12 — Investments and Equity Affiliates — for further details.

MONSANTO COMPANY	2011 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Report
Monsanto Company’s management is responsible for the fair presentation and consistency, in accordance with accounting principles generally accepted in the United States of America, of all the financial information included in this Form 10-K. Where necessary, the information reflects management’s best estimates and judgments.
Management is also responsible for establishing and maintaining an effective system of internal control over financial reporting. The purpose of this system is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to high standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. Management seeks to maintain the effectiveness of internal control over financial reporting by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits. See Management’s Annual Report on Internal Control over Financial Reporting for Management’s conclusion of the effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2011.
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
/s/ Hugh Grant
Hugh Grant
Chairman, President and Chief Executive Officer
/s/ Pierre Courduroux
Pierre Courduroux
Senior Vice President and Chief Financial Officer
Nov. 14, 2011

MONSANTO COMPANY	2011 FORM 10-K

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
Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was not effective as of Aug. 31, 2011.
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
/s/ Hugh Grant
Hugh Grant
Chairman, President and Chief Executive Officer
/s/ Pierre Courduroux
Pierre Courduroux
Senior Vice President and Chief Financial Officer
Nov. 14, 2011

MONSANTO COMPANY	2011 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareowners of Monsanto Company:
We have audited the internal control over financial reporting of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The controls over the timing of the recording of customer incentives were improperly designed and were not effective in capturing the accuracy and timeliness of incentives communicated to customers. The controls that had been in place focused primarily on the review of contracts, including incentive programs, with customers, the appropriate accounting for such programs and approval of payments to customers. The controls were not effective in recording incentives in the appropriate period based on communications between the sales organization and the customer. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended August 31, 2011 of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of August 31, 2011 and the related statements of consolidated operations, cash flows, and shareowners’ equity and comprehensive income for the year ended August 31, 2011, of the Company and our report dated November 14, 2011 expressed an unqualified opinion and includes explanatory paragraphs regarding the

MONSANTO COMPANY	2011 FORM 10-K

Company’s adoption of new accounting guidance for variable interest entities effective September 1, 2010 applied prospectively and the Company’s retrospective adoption of new accounting guidance related to noncontrolling interest and the computation of earnings per share.
St. Louis, Missouri
November 14, 2011

MONSANTO COMPANY	2011 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareowners of Monsanto Company:
We have audited the accompanying statements of consolidated financial position of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2011 and 2010, and the related statements of consolidated operations, cash flows and shareowners’ equity and comprehensive income for each of the three years in the period ended August 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company prospectively adopted new accounting guidance related to variable interest entities effective September 1, 2010. As discussed in Note 3 and 24 to the consolidated financial statements, the accompanying 2009 financial statements have been retrospectively adjusted for new accounting guidance related to noncontrolling interest and the computation of earnings per share.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
St. Louis, Missouri
November 14, 2011

MONSANTO COMPANY	2011 FORM 10-K

Statements of Consolidated Operations

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2011	2010	2009

Net Sales	$11,822	$10,483	$11,685
Cost of goods sold	5,743	5,416	4,965

Gross Profit	6,079	5,067	6,720
Operating Expenses:
Selling, general and administrative expenses	2,190	2,049	2,037
Research and development expenses	1,386	1,205	1,098
Acquired in-process research and development	—	—	163
Restructuring charges, net	1	210	361

Total Operating Expenses	3,577	3,464	3,659
Income from Operations	2,502	1,603	3,061
Interest expense	162	162	129
Interest income	(74)	(56)	(71)
Other expense, net	40	7	85

Income from Continuing Operations Before Income Taxes	2,374	1,490	2,918
Income tax provision	717	379	813

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,657	1,111	2,105

Discontinued Operations:
Income from operations of discontinued businesses	3	4	19
Income tax provision	1	—	8

Income on Discontinued Operations	2	4	11

Net Income	1,659	1,115	2,116

Less: Net income attributable to noncontrolling interest	52	19	24

Net Income Attributable to Monsanto Company	$1,607	$1,096	$2,092

Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,605	$1,092	$2,081
Income on discontinued operations	2	4	11

Net Income Attributable to Monsanto Company	$1,607	$1,096	$2,092

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.99	$2.01	$3.80
Income on discontinued operations	0.01	0.01	0.02

Net Income Attributable to Monsanto Company	$3.00	$2.02	$3.82

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.96	$1.99	$3.75
Income on discontinued operations	—	—	0.02

Net Income Attributable to Monsanto Company	$2.96	$1.99	$3.77

Weighted Average Shares Outstanding:
Basic	536.5	543.7	547.1
Diluted	542.4	550.8	555.6
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2011 FORM 10-K

Statements of Consolidated Financial Position

	As of Aug. 31,
(Dollars in millions, except share amounts)	2011	2010

Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2011: $96)	$2,572	$1,485
Short-term investments	302	—
Trade receivables, net (variable interest entities restricted - 2011: $51)	2,117	1,590
Miscellaneous receivables	629	717
Deferred tax assets	446	529
Inventory, net	2,591	2,649
Other current assets	152	80

Total Current Assets	8,809	7,050
Total property, plant and equipment	8,697	8,068
Less accumulated depreciation	4,303	3,841

Property, Plant and Equipment, Net	4,394	4,227
Goodwill	3,365	3,204
Other Intangible Assets, Net	1,309	1,263
Noncurrent Deferred Tax Assets	873	1,014
Long-Term Receivables, Net	475	513
Other Assets	619	581

Total Assets	$19,844	$17,852

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$678	$241
Accounts payable	839	752
Income taxes payable	117	66
Accrued compensation and benefits	427	179
Accrued marketing programs	1,110	887
Deferred revenues	373	219
Grower production accruals	87	97
Dividends payable	161	151
Customer payable	94	83
Restructuring reserves	24	197
Miscellaneous short-term accruals	819	684

Total Current Liabilities	4,729	3,556
Long-Term Debt	1,543	1,862
Postretirement Liabilities	509	920
Long-Term Deferred Revenue	337	395
Noncurrent Deferred Tax Liabilities	152	137
Long-Term Portion of Environmental and Litigation Liabilities	176	188
Other Liabilities	682	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 591,516,732 and 588,439,202 shares, respectively Outstanding 535,297,120 and 540,376,499 shares, respectively	6	6
Treasury stock 56,219,612 and 48,062,703 shares, respectively, at cost	(2,613)	(2,110)
Additional contributed capital	10,096	9,896
Retained earnings	4,174	3,178
Accumulated other comprehensive loss	(116)	(897)
Reserve for ESOP debt retirement	(2)	(4)

Total Monsanto Company Shareowners’ Equity	11,545	10,069

Noncontrolling Interest	171	44

Total Shareowners’ Equity	11,716	10,113

Total Liabilities and Shareowners’ Equity	$19,844	$17,852

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2011 FORM 10-K

Statements of Consolidated Cash Flows

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Operating Activities:
Net Income	$1,659	$1,115	$2,116
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	613	602	548
Bad-debt expense	3	58	49
Stock-based compensation expense	104	102	116
Excess tax benefits from stock-based compensation	(36)	(43)	(35)
Deferred income taxes	135	22	235
Restructuring charges, net	1	210	361
Equity affiliate income, net	(21)	(29)	(15)
Acquired in-process research and development	—	—	163
Net gain on sales of a business or other assets	(5)	(3)	(66)
Other items	81	49	(25)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(310)	(22)	520
Inventory, net	156	221	(634)
Deferred revenues	62	(89)	(700)
Accounts payable and other accrued liabilities	894	(395)	(302)
Restructuring cash payments	(183)	(263)	—
Pension contributions	(291)	(134)	(187)
Net investment hedge settlement	—	(4)	35
Other items	(48)	1	67

Net Cash Provided by Operating Activities	2,814	1,398	2,246

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(732)	—	—
Maturities of short-term investments	430	—	132
Capital expenditures	(540)	(755)	(916)
Acquisition of businesses, net of cash acquired	(99)	(57)	(329)
Purchases of long-term debt and equity securities	—	(39)	(7)
Technology and other investments	(55)	(33)	(72)
Proceeds from divestiture of a business	—	—	300
Other investments and property disposal proceeds	21	50	169

Net Cash Required by Investing Activities	(975)	(834)	(723)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	69	48	(142)
Short-term debt proceeds	84	75	75
Short-term debt reductions	(74)	(101)	(45)
Long-term debt proceeds	299	—	—
Long-term debt reductions	(193)	(4)	(71)
Payments on other financing	(1)	(1)	(6)
Debt issuance costs	(5)	—	—
Treasury stock purchases	(502)	(532)	(398)
Stock option exercises	65	56	39
Excess tax benefits from stock-based compensation	36	43	35
Tax withholding on restricted stock and restricted stock units	(4)	—	—
Dividend payments	(602)	(577)	(552)
Proceeds from noncontrolling interest	69	—	—
Dividend payments to noncontrolling interests	(105)	(45)	(10)

Net Cash Required by Financing Activities	(864)	(1,038)	(1,075)

Cash Assumed from Initial Consolidations of Variable Interest Entities	77	—	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	35	3	(105)

Net Increase (Decrease) in Cash and Cash Equivalents	1,087	(471)	343
Cash and Cash Equivalents at Beginning of Period	1,485	1,956	1,613

Cash and Cash Equivalents at End of Period	$2,572	$1,485	$1,956

See Note 25 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2011 FORM 10-K

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
					Accumulated
			Additional		Other		Non-
	Common	Treasury	Contributed	Retained	Comprehensive	Reserve for	Controlling
(Dollars in millions, except per share data)	Stock	Stock	Capital	Earnings	(Loss)(1)	ESOP Debt	Interest	Total

Balance as of Sept. 1, 2008	$6	$(1,177)	$9,495	$1,138	$(78)	$(10)	$37	$9,411
Net income	—	—	—	2,092	—	—	24	2,116
Foreign currency translation	—	—	—	—	(333)	—	(5)	(338)
Postretirement benefit plan activity, net of tax of $(119)	—	—	—	—	(189)	—	—	(189)
Unrealized net derivative losses, net of tax of $(70)	—	—	—	—	(81)	—	—	(81)
Realized net derivative gains, net of tax of $(25)	—	—	—	—	(63)	—	—	(63)

Comprehensive income for 2009							19	1,445
Treasury stock purchases	—	(400)	—	—	—	—	—	(400)
Restricted stock withholding	—	—	(7)	—	—	—	—	(7)
Issuance of shares under employee stock plans	—	—	39	—	—	—	—	39
Excess tax benefits from stock-based compensation	—	—	35	—	—	—	—	35
Stock-based compensation expense	—	—	133	—	—	—	—	133
Cash dividends of $1.04 per common share	—	—	—	(565)	—	—	—	(565)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	4	—	4
Donation of noncontrolling interest	—	—	—	—	—	—	28	28
Purchase of noncontrolling interest	—	—	—	—	—	—	(5)	(5)

Balance as of Aug. 31, 2009	$6	$(1,577)	$9,695	$2,665	$(744)	$(6)	$69	$10,108
Net income	—	—	—	1,096	—	—	19	1,115
Foreign currency translation	—	—	—	—	(99)	—	(1)	(100)
Postretirement benefit plan activity, net of tax of $(75)	—	—	—	—	(113)	—	—	(113)
Unrealized net losses on investment holdings, net of tax of $(2)	—	—	—	—	(4)	—	—	(4)
Realized net losses on investment holdings, net of tax of $6	—	—	—	—	10	—	—	10
Unrealized net derivative gains, net of tax of $(7)	—	—	—	—	5	—	—	5
Realized net derivative losses, net of tax of $39	—	—	—	—	48	—	—	48

Comprehensive income for 2010							18	961
Treasury stock purchases	—	(533)	—	—	—	—	—	(533)
Restricted stock withholding	—	—	(6)	—	—	—	—	(6)
Issuance of shares under employee stock plans	—	—	56	—	—	—	—	56
Excess tax benefits from stock-based compensation	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	108	—	—	—	—	108
Cash dividends of $1.08 per common share	—	—	—	(583)	—	—	—	(583)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Donation of noncontrolling interest	—	—	—	—	—	—	2	2

Balance as of Aug. 31, 2010	$6	$(2,110)	$9,896	$3,178	$(897)	$(4)	$44	$10,113

(1)	See Note 23 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2011 FORM 10-K

Statements of Consolidated Shareowners’ Equity and Comprehensive Income (continued)

	Monsanto Shareowners
					Accumulated
			Additional		Other		Non-
	Common	Treasury	Contributed	Retained	Comprehensive	Reserve for	Controlling
(Dollars in millions, except per share data)	Stock	Stock	Capital	Earnings	(Loss)(1)	ESOP Debt	Interest	Total

Balance as of Aug. 31, 2010	$6	$(2,110)	$9,896	$3,178	$(897)	$(4)	$44	$10,113
Net income	—	—	—	1,607	—	—	52	1,659
Foreign currency translation	—	—	—	—	510	—	4	514
Postretirement benefit plan activity, net of tax of $98	—	—	—	—	160	—	—	160
Unrealized net derivative gains, net of tax of $77	—	—	—	—	110	—	—	110
Realized net derivative losses, net of tax of $5	—	—	—	—	1	—	—	1

Comprehensive income for 2011							56	2,444
Treasury stock purchases	—	(503)	—	—	—	—	—	(503)
Restricted stock withholding	—	—	(4)	—	—	—	—	(4)
Issuance of shares under employee stock plans	—	—	65	—	—	—	—	65
Excess tax benefits from stock-based compensation	—	—	36	—	—	—	—	36
Stock-based compensation expense	—	—	103	—	—	—	—	103
Cash dividends of $1.14 per common share	—	—	—	(611)	—	—	—	(611)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(105)	(105)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Proceeds from noncontrolling interest	—	—	—	—	—	—	69	69
Consolidation of VIEs	—	—	—	—	—	—	107	107

Balance as of Aug. 31, 2011	$6	$(2,613)	$10,096	$4,174	$(116)	$(2)	$171	$11,716

(1)	See Note 23 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2011 FORM 10-K

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
Monsanto manages its business in two segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures Roundup and Harness brand herbicides and other herbicides. See Note 27 — Segment and Geographic Data — for further details.
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
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The accompanying consolidated financial statements of Monsanto and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation. The company records income attributable to noncontrolling interest in the Statements of Consolidated Operations for any non-owned portion of consolidated subsidiaries. Noncontrolling interest is recorded within the equity section but separate from Monsanto’s equity in the Statements of Consolidated Financial Position.
On September 1, 2010, Monsanto prospectively adopted the accounting standard update regarding improvements to financial reporting by enterprises involving variable interest entities (VIEs). This accounting standard codification (ASC) requires former qualifying Special Purpose Entities (SPE) to be evaluated for consolidation and also changed the approach to determining a VIEs primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. Arrangements with business enterprises are evaluated, and those in which Monsanto is determined to be the primary

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

beneficiary are consolidated. See Note 8 — Variable Interest Entities — for a description of consolidated and non-consolidated VIEs.
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
Monsanto follows the Revenue Recognition topic of the ASC. The Revenue Recognition topic of the ASC affects Monsanto’s recognition of license revenues from biotechnology traits sold through third-party seed companies. Trait royalties and license revenues are recorded when earned, usually when the third-party seed companies sell their seeds containing Monsanto traits to growers.
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
Promotional, Advertising and Marketing Program Costs (Customer Incentive Programs)
Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Marketing program costs are recorded in accordance with the Revenue Recognition topic of the ASC, based on specific performance criteria met by our customers, such as purchase volumes, promptness of payment, and market share increases. The cost of marketing programs is recorded in net sales in the Statements of Consolidated Operations. As actual marketing program expenses are not known at the time of the sale, an

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

estimate based on the best available information (such as historical experience and market research) is used as a basis for recording marketing program liabilities. Management analyzes and reviews the marketing program balances on a quarterly basis and adjustments are recorded as appropriate. In fiscal years 2010 and 2009, the company executed marketing programs that provided certain customers price protection consideration if standard purchase prices fall lower than the price the distributor paid on eligible products. Accordingly, the company evaluated the impacts of these programs on revenue recognition, and recorded revenue when all revenue recognition criteria were met. Under certain marketing programs, product performance and variations in weather can result in free product to customers. The associated cost of this free product is recognized as cost of goods sold in the Statements of Consolidated Operations.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2011, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.
On Sept. 1, 2007, Monsanto adopted the updated provisions of the Income Taxes topic of the ASC. Under this topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of Aug. 31, 2011, and Aug. 31, 2010.
Cash and Cash Equivalents
All highly liquid investments (defined as investments with a maturity of three months or less when purchased) are considered cash equivalents.
Inventory Valuation and Obsolescence
Inventories are stated at the lower of cost or market, and an inventory reserve would permanently reduce the cost basis of inventory. Inventories are valued as follows:
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

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Variances, exclusive of abnormally low volume and operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity. The cost of the Agricultural Productivity segment inventories in the United States (approximately 10 percent as of Aug. 31, 2011 and 14 percent as of Aug. 31, 2010) is determined by using the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside of the United States, as well as supplies inventories in the United States, is determined by using the first-in, first-out (FIFO) method; FIFO is used outside of the United States because the requirements in the countries where Monsanto maintains inventories generally do not allow the use of the LIFO method. Inventories at FIFO approximate current cost.
In accordance with the Inventory topic of the ASC, Monsanto records abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges and allocates fixed production overhead to the costs of conversion based on the normal capacity of the production facilities.
Monsanto establishes allowances for obsolescence of inventory equal to the difference between the higher of cost of inventory and the estimated market value, based on assumptions about future demand and market conditions. The company regularly evaluates the adequacy of our inventory obsolescence reserves. If economic and market conditions are different from those anticipated, inventory obsolescence could be materially different from the amounts provided for in the company’s consolidated financial statements. If inventory obsolescence is higher than expected, cost of goods sold will be increased, and inventory, net income, and shareowners’ equity will be reduced.
Goodwill
Monsanto follows the guidance of the Business Combinations topic of the ASC, in recording the goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.
Under the Intangibles — Goodwill and Other topic of the ASC, goodwill is not amortized and is subject to annual impairment tests. A fair-value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the company’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of March 1, 2011. See Note 11 — Goodwill and Other Intangible Assets — for further discussion of the annual impairment test.
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

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

our insect-protection traits, formulations used to make our herbicides and various manufacturing processes. The amortization period for trademarks and patents ranges from one to 30 years. Trademarks are amortized on a straight-line basis over their useful lives. The useful life of a trademark is determined based on the estimated market-life of the associated company, brand or product. Patents are amortized on a straight-line basis over the period in which the patent is legally protected, the period over which benefits are expected to be received, or the estimated market-life of the product with which the patent is associated, whichever is shorter.
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
In accordance with the Intangibles — Goodwill and Other topic of the ASC, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the Statement of Consolidated Operations. See Note 11 — Goodwill and Other Intangible Assets — for further discussion of Monsanto’s intangible assets.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Additions and improvements are capitalized; these include all material, labor, and engineering costs to design, install or improve the asset and interest costs on construction projects. Such costs are not depreciated until the assets are placed in service. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset — weighted-average periods of approximately 25 years for buildings, 10 years for machinery and equipment and seven years for software. In compliance with the Property, Plant and Equipment topic of the ASC, long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows. Based on recent changes in the Roundup business, Monsanto performed an impairment test on the long-lived assets in the Roundup and other glyphosate-based products reporting unit’s asset group. The test indicated no impairment during fiscal year 2010. There were no indications that an impairment test was needed in fiscal year 2011.
Monsanto follows the Asset Retirement and Environmental Obligations topic of the ASC, which addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Monsanto has asset retirement obligations with carrying amounts totaling $71 million and $65 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively, primarily relating to its manufacturing facilities. The change in carrying value as of Aug. 31, 2011, consisted of $4 million for accretion expense offset by $2 million in increased costs.
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
Litigation and Other Contingencies
Monsanto is involved in various intellectual property, biotechnology, tort, contract, antitrust, shareowner claims, environmental and other litigation, claims and legal proceedings; environmental remediation; and government investigations (see Note 26 — Commitments and Contingencies). Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with the Contingencies topic of the ASC, accruals for such contingencies are recorded to the extent that management

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Guarantees
Monsanto is subject to various commitments under contractual and other commercial obligations. The company recognizes liabilities for contingencies and commitments under the Guarantees topic of the ASC. For additional information on the company’s commitments and other contractual and commercial obligations, see Note 26 — Commitments and Contingencies.
Foreign Currency Translation
The financial statements for most of Monsanto’s ex-U.S. operations are translated to U.S. dollars at current exchange rates. For assets and liabilities, the fiscal year-end rate is used. For revenues, expenses, gains and losses, an approximation of the average rate for the period is used. Unrealized currency adjustments in the Statements of Consolidated Financial Position are accumulated in equity as a component of accumulated other comprehensive loss. The financial statements of ex-U.S. operations in highly inflationary economies are translated at either current or historical exchange rates at the time they are deemed highly inflationary, in accordance with the Foreign Currency Matters topic of the ASC. These currency adjustments are included in net income. Based on the Consumer Price Index (CPI), Monsanto designated Venezuela as a hyperinflationary country effective June 1, 2009.
Significant translation exposures include the Brazilian real, the European euro, the Mexican peso, the Canadian dollar, the Australian dollar, and the Romanian leu. Currency restrictions are not expected to have a significant effect on Monsanto’s cash flow, liquidity, or capital resources.
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

MONSANTO COMPANY	2011 FORM 10-K

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
NOTE 3. NEW ACCOUNTING STANDARDS

In September 2011, the FASB issued an amendment to the Intangibles-Goodwill and Other topic of the ASC. Prior to this amendment the company performs a two-step test as outlined by the ASC. Step one of the two-step impairment test is performed by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under this amendment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after Dec. 15, 2011. Accordingly, Monsanto will adopt this amendment in fiscal year 2013. The company is currently evaluating the impact of adoption on the consolidated financial statements.
In June 2011, the FASB issued an amendment to the Comprehensive Income topic of the ASC. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareowners’ equity. In addition, items of other comprehensive income that may be reclassified to profit or loss in the future are required to be presented separately from those that would never be reclassified. The amendment is effective for fiscal years beginning after Dec. 15, 2011, and interim periods within that year. Accordingly, Monsanto will adopt this amendment in first quarter fiscal year 2013. The company is currently evaluating the impact of adoption on the consolidated financial statements.
In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The amendment is effective for interim and annual periods beginning after Dec. 15, 2011. Accordingly, Monsanto will adopt this amendment in third quarter of fiscal year 2012. The company is currently evaluating the impact of adoption on the consolidated financial statements.
In June 2009, the FASB issued a standard that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto adopted this standard on a prospective basis in fiscal year 2011.
In June 2009, the FASB issued a standard that removes the concept of a qualifying special-purpose entity (QSPE) from GAAP and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto adopted this standard in fiscal year 2011.
In December 2007, the FASB issued a standard that requires an entity to clearly identify and present its ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
2011 Acquisitions: In February 2011, Monsanto acquired 100 percent of the outstanding stock of Divergence, Inc., a biotechnology research and development company located in St. Louis, Missouri. Acquisition costs were less than $1 million and were classified as selling, general, and administrative expenses. The total cash paid and the fair value of the acquisition was $71 million (net of cash acquired), and the purchase price was primarily allocated to intangibles and goodwill. The primary items that generated the goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes.
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
For the fiscal year 2011 acquisitions described above, the business operations and employees of the acquired entities were included in the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as business combinations. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed 12 months. If new information is obtained about facts and

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, Monsanto will retrospectively adjust the amounts recognized as of the acquisition date. The preliminary purchase price allocations are summarized in the following table:

Aggregate
(Dollars in millions)	Acquisitions

Current Assets	$4
Property, Plant and Equipment	13
Goodwill	51
Other Intangible Assets	5
Acquired In-process Research and Development	45
Other Assets	9

Total Assets Acquired	127

Current Liabilities	2
Other Liabilities	21

Total Liabilities Assumed	23

Net Assets Acquired	$104

Supplemental Information:
Net assets acquired	$104
Cash acquired	5

Cash paid, net of cash acquired	$99

Proforma information related to acquisitions is not presented because the impact of the acquisitions on the company’s consolidated results of operations is not considered to be significant.
The excess earnings method under the income approach valuation method was used to determine the fair value of the research project included within the IPR&D acquired. In developing assumptions for the valuation model, Monsanto used projected revenues likely to be generated upon completion of the project and expected pricing, margins and expense levels. The revenue and expense assumptions also considered that the product will be successful and that the product’s development and commercialization meet management’s current time schedule. Management’s current time schedule includes expected product launches associated with the IPR&D within the next ten years. The significant assumptions used to determine the fair value of the IPR&D related to the Divergence acquisition were as follows:

(Dollars in millions)

Weighted Average Discount Rate	21%
Expected Costs to Complete (undiscounted)	$100

The following table presents details of the acquired identifiable intangible assets:

	Weighted-
	Average Life	Useful Life	Aggregate
(Dollars in millions)	(Years)	(Years)	Acquisitions

Acquired Intellectual Property	17	17	$5

Other Intangible Assets			$5

2010 Acquisitions: In April 2010, Monsanto acquired a corn and soybean processing plant located in Paine, Chile, from Anasac, a Santiago-based company that provides seed processing services. The acquisition of this plant, which qualifies as a business under the Business Combinations topic of the ASC, allows Monsanto to reduce tolling in Chile, while increasing production supply. Acquisition costs were less than $1 million and classified as selling, general, and administrative expenses. The total cash paid and the fair value of the acquisition was $34 million, and the purchase price was primarily allocated to fixed assets, goodwill and intangibles. The primary items that generated goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October 2009, Monsanto acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. Acquisition costs were less than $1 million and classified as selling, general and administrative expenses. The total fair value of Seminium was $36 million, and it was primarily allocated to inventory, fixed assets, intangibles, and goodwill. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition. The primary items that generated goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes. Income of approximately $12 million was recognized from the re-measurement to fair value of Monsanto’s previous equity interest in Seminium and is included in other expense, net, in the Statements of Consolidated Operations for fiscal year 2010.
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

MONSANTO COMPANY	2011 FORM 10-K

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

On September 27, 2011, Monsanto acquired Beeologics; a technology start-up business based in Israel, which researches and develops biological tools to provide targeted control of pests and diseases. Beeologics’ results of operations will be included in Monsanto’s consolidated financial statements prospectively beginning in fiscal year 2012 after the date of acquisition. The acquisition of the company, which qualifies as a business under the Business Combinations topic of the ASC, will allow Monsanto to further explore the use of biologicals broadly in agriculture to provide farmers with innovative approaches to the challenges they face. Monsanto will use the base technology from Beeologics as a part of its continuing discovery and development pipeline. Acquisition costs were less than $1 million in fiscal year 2011, and classified as selling, general and administrative expenses. The total cash paid and the fair value of the acquisition was $113 million (net of cash acquired), and it was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology.
For the acquisition described above, the business operations and employees of the acquired entity are expected to be included in the Seeds and Genomics segment results upon acquisition. The estimated fair values of the assets and liabilities,

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

summarized in the table below, of the acquired entity represent the preliminary purchase price allocation. These allocations will be finalized as soon as the information becomes available, however not to exceed one year from the acquisition date.

Beeologics
(Dollars in millions)	Acquisition

Current Assets	$1
Property, Plant and Equipment	—
Goodwill	78
Other Intangible Assets	45
Acquired In-process Research and Development	4
Other Assets	8

Total Assets Acquired	136

Current Liabilities	12
Other Liabilities	10

Total Liabilities Assumed	22

Net Assets Acquired	$114

Supplemental Information:
Net assets acquired	$114
Cash acquired	1

Cash paid, net of cash acquired	$113

Pro forma information related to the acquisition is not presented because the impact on the Company’s consolidated results of operations is not expected to be significant.
NOTE 5. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Costs of Goods Sold(1)	$(2)	$(114)	$(45)
Restructuring Charges, Net(1)(2)	(1)	(210)	(361)

Loss from Continuing Operations Before Income Taxes	(3)	(324)	(406)
Income Tax Benefit	4	100	116

Net Income (Loss)	$1	$(224)	$(290)

(1)	For the fiscal year ended 2011, the $2 million of restructuring charges recorded in costs of goods sold related to the Seeds and Genomics segment. For the fiscal year ended 2010, the $114 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $101 million in Seeds and Genomics. For the fiscal year ended 2009, the $45 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $1 million in Agricultural Productivity and $44 million in Seeds and Genomics. For the fiscal year ended 2011, the $1 million of restructuring charges recorded in restructuring charges, net, were split by segment as follows: $(8) million in Agricultural Productivity and $9 million in Seeds and Genomics. For the fiscal year ended 2010, the $210 million of restructuring charges were split by segment as follows: $79 million in Agricultural Productivity and $131 million in Seeds and Genomics. For the fiscal year ended 2009, the $361 million of restructuring charges were split by segment as follows: $113 million in Agricultural Productivity and $248 million in Seeds and Genomics.

(2)	The restructuring charges for the fiscal year ended 2011 include reversals of $37 million related to the 2009 Restructuring Plan. The reversals primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.
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

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the majority of the remaining payments are expected to be made by the end of the first quarter in fiscal year 2012.
The following table displays the pretax charges of $3 million, $324 million, and $406 million incurred by segment under the 2009 Restructuring Plan for the fiscal years ended 2011, 2010, and 2009, respectively, as well as the cumulative pretax charges of $733 million under the 2009 Restructuring Plan.

	Year Ended Aug. 31, 2011			Year Ended Aug. 31, 2010			Year Ended Aug. 31, 2009
	Seeds and	Agricultural		Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$(21)	$(11)	$(32)	$85	$47	$132	$175	$63	$238
Facility Closures / Exit Costs	26	3	29	46	31	77	3	47	50
Asset Impairments
Property, plant and equipment	4	—	4	8	1	9	31	4	35
Inventory	2	—	2	93	13	106	24	—	24
Other intangible assets	—	—	—	—	—	—	59	—	59

Total Restructuring Charges, Net	$11	$(8)	$3	$232	$92	$324	$292	$114	$406

	Cumulative Amount through Aug. 31, 2011
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$239	$99	$338
Facility Closures / Exit Costs	75	81	156
Asset Impairments
Property, plant and equipment	43	5	48
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$535	$198	$733

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
In fiscal year 2011, pretax restructuring charges of $3 million were recorded. The facility closures/exit costs of $29 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $13 million of additional charges were offset by $37 million of reserve reversals and $8 million of reversals of additional paid in capital for growth shares and stock options. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In asset impairments, property, plant and equipment impairments of $4 million related to certain information technology assets in the United States. Inventory impairments of $2 million were recorded in cost of goods sold related to discontinued corn and sorghum seed products in the United States.
In fiscal year 2010, pretax restructuring charges of $324 million were recorded. The $132 million in work force reductions relate primarily to Europe and the United States. The facility closures/exit costs of $77 million relate primarily to the finalization of the termination of a chemical supply contract in the United States and worldwide entity consolidation costs. In asset impairments, inventory impairments of $106 million recorded in cost of goods sold related to discontinued products worldwide.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Work Force	Facility Closures /	Asset
(Dollars in millions)	Reductions	Exit Costs	Impairments	Total

Ending Liability as of Aug. 31, 2009	$216	$50	$—	$266
Restructuring charges recognized in fiscal year 2010	132	77	115	324
Cash payments	(180)	(83)	—	(263)
Asset impairments and write-offs	—	—	(115)	(115)
Acceleration of stock-based compensation expense in
additional contributed capital	(4)	—	—	(4)
Foreign currency impact	(11)	—	—	(11)

Ending Liability as of Aug. 31, 2010	$153	$44	$—	$197
Restructuring charges recognized in fiscal year 2011	(32)	29	6	3
Cash payments	(110)	(73)	—	(183)
Asset impairments and write-offs	—	—	(6)	(6)
Reversal of acceleration of stock-based compensation
expense in additional contributed capital	8	—	—	8
Foreign currency impact	5	—	—	5

Ending Liability as of Aug. 31, 2011	$24	$—	$—	$24

NOTE 6. RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2009, 2010 and 2011.

(Dollars in millions)

Balance Sept. 1, 2008	$218
Additions — charged to expense	23
Other(1)	(79)

Balance Aug. 31, 2009	$162
Additions — charged to expense	51
Other(1)	(70)

Balance Aug. 31, 2010	$143
Deductions — credited against expense	(8)
Other(1)	(37)

Balance Aug. 31, 2011	$98

(1)	Includes reclassifications to long-term, write-offs, and foreign currency translation adjustments.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective with the second quarter of 2011, the company adopted the amended guidance in the Receivables topic of the ASC which requires greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables. The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $220 million and $239 million with a corresponding allowance for credit losses on these receivables of $213 million and $226 million, as of Aug. 31, 2011, and Aug. 31, 2010, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Condensed Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2009, 2010 and 2011.

(Dollars in millions)

Balance Sept. 1, 2008	$179
Additions — charged to expense	26
Other(1)	(33)

Balance Aug. 31, 2009	$172
Additions — charged to expense	7
Other(1)	47

Balance Aug. 31, 2010	$226
Incremental Provision	20
Recoveries	(9)
Other(1)	(24)

Balance Aug. 31, 2011	$213

(1)	Includes reclassifications from current, write-offs, and foreign currency translation adjustments.
In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $468 million and $500 million, as of Aug. 31, 2011, and Aug. 31, 2010, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Condensed Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations. See Note 13 — Deferred Revenue — for more details on the significant agreements related to these long-term contractual receivables.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary. As of Aug. 31, 2011, no significant long-term receivable balances are considered to be impaired.
NOTE 7. CUSTOMER FINANCING PROGRAMS

Monsanto participates in a revolving financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $630 million) for select customers in Brazil to a special purpose entity (SPE), formerly a qualified special purpose entity (QSPE). Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and Monsanto holds the remaining 12 percent interest. Under the arrangement, a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program. The company has evaluated its relationship with the entity under the updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated on a prospective basis effective Sept. 1, 2010. For further information on this topic, see Note 8 — Variable Interest Entities. Proceeds from customer receivables sold through the financing program and derecognized from the Statements of

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Financial Position totaled $115 million for fiscal year 2010. As of Aug. 31, 2010, Monsanto recorded a recourse provision of $5 million and the maximum potential amount of future payments under the financing program is $15 million.
Monsanto has an agreement with a SPE in Argentina to transfer customer receivables and to service such accounts. The company has evaluated its relationship with this entity under the updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated on a prospective basis effective Sept. 1, 2010. For further information on this topic, see Note 8 — Variable Interest Entities. As of Aug. 31, 2010, there are no receivables sold through this financing program that are delinquent and Monsanto recorded a bad debt allowance related to these receivables of less than $1 million. The maximum amount of exposure under the program is $1 million as of Aug. 31, 2010.
Monsanto has an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $3 million, $221 million and $319 million for fiscal years 2011, 2010 and 2009, respectively. The agreement includes recourse provisions and thus a liability is established at the time of sale that approximates fair value based upon the company’s historical collection experience and a current assessment of credit exposure. There is no recourse liability recorded by Monsanto and there are no potential future payments under the recourse provisions of the agreement for previously sold receivables as of Aug. 31, 2011. The recourse liability of $2 million was recorded as of Aug. 31, 2010. The outstanding balance of the receivables sold is $3 million and $223 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively. There were delinquent accounts of $3 million as of Aug. 31, 2011, and Aug. 31, 2010.
Monsanto also sells accounts receivable in the United States and European regions, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $61 million, $107 million and $72 million for fiscal years 2011, 2010 and 2009, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. There is no liability balance as of Aug. 31, 2011. The liability recorded by Monsanto was less than $1 million as of Aug. 31, 2010. The maximum potential amount of future payments under the recourse provisions of the agreements is $46 million as of Aug. 31, 2011. The outstanding balance of the receivables sold is $55 million and $86 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively. There were no delinquent loans as of Aug. 31, 2011, or Aug. 31, 2010.
Monsanto has additional agreements with lenders to establish programs that provide financing of up to 550 million Brazilian reais (approximately $350 million) for selected customers in Brazil. Monsanto provides a guarantee of the accounts in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto is $1 million and $3 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee is $49 million as of Aug. 31, 2011. The account balance outstanding for these programs is $49 million and $100 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively. There were delinquent loans of $1 million and $2 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively.
Monsanto also has similar agreements with banks that provide financing to its customers in the United States, Europe and Latin America where Monsanto provides a guarantee of the accounts in the event of customer default. The maximum potential amount of future payments under the guarantees is $27 million. The guarantee liability recorded by Monsanto is $2 million as of Aug. 31, 2011, and Aug. 31, 2010.
Monsanto previously established a revolving financing program to provide financing of up to $250 million to selected customers in the United States through a third-party specialty lender. The program was terminated in the third quarter of fiscal year 2009. Under the financing program, Monsanto originated customer loans on behalf of the lender, which was a SPE, serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the lender

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

transferred the loans to multiseller commercial paper conduits through a nonconsolidated QSPE which was treated as a sale, in accordance with the Transfers and Servicing topic of the ASC. Monsanto accounted for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE, and accounted for the guarantee in accordance with the Guarantees topic of the ASC.
Monsanto did not recognize any servicing asset or liability because the servicing fee was considered adequate compensation for the servicing activities. Servicing activities, including discounts on the sale of customer receivables, resulted in income of $1 million for 2009. Proceeds from customer loans sold through the financing program totaled $130 million for fiscal year 2009. These proceeds are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows. There were no loan balances outstanding as of Aug. 31, 2011, or Aug. 31, 2010.
NOTE 8. VARIABLE INTEREST ENTITIES

Effective Sept. 1, 2010, Monsanto prospectively adopted the accounting standard update regarding improvements to financial reporting by enterprises involving variable interest entities (VIEs). A VIE is a legal entity that lacks sufficient equity to finance its activities, or the equity investors of the entity as a group lack any of the characteristics of a controlling interest. Monsanto is involved with various special purpose entities and other entities that are deemed to be VIEs. Monsanto has determined that the company holds variable interests in entities that are established as revolving financing programs. These programs allow the company to transfer a limited amount of customer receivables to a VIE. One program is in Brazil and the other is in Argentina. In addition, Monsanto has various variable interests in biotechnology companies that focus on plant gene research, development and commercialization. These variable interests have also been determined to be VIEs.
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
As a result of the adoption of the updated accounting guidance, Monsanto was required to consolidate certain VIEs that are established as revolving financing programs including the special purpose entity referred to in Note 7 — Customer Financing Programs. As of the date of the initial consolidation of these VIEs, the company measured the assets and liabilities of the newly consolidated VIEs at their carrying value. The company was not required to deconsolidate any VIEs as of Sept. 1, 2010. The cumulative effect of the adoption of this guidance was insignificant to additional contributed capital, retained earnings and accumulated other comprehensive loss and, therefore, not identified separately on the Statement of Consolidated Shareowners’ Equity and Comprehensive Income but is recorded within the Statement of Consolidated Operations.
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

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of Aug. 31, 2011
(Dollars in millions)	Financing Programs VIEs

Cash and cash equivalents	$96
Trade receivables, net	51

Total Assets	$147
Total Liabilities	—
Maximum Exposure to Loss	$11

Non-Consolidated VIEs
Monsanto has variable interests through investments and arrangements with biotechnology companies that focus on plant gene research, development, and commercialization. The company has not provided financial or other support with respect to these investments or arrangements other than its original interest. The company also has no implied or unfunded commitments to these VIEs. The company determined that it was not the primary beneficiary due to the relative size of Monsanto’s investment in comparison to the total equity of the VIEs, the level of the company’s obligation to absorb losses or right to receive benefits from the VIEs, and the company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. Monsanto’s maximum exposure to loss on these variable interests is limited to the amount of the company’s investment in the entity. The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs that the company does not consolidate:

As of Aug. 31, 2011
(Dollars in millions)	Biotechnology VIEs

Property, plant, and equipment, net	$5
Other intangible assets, net	9
Other assets	15

Total Non-Current Assets	$29
Total Liabilities	—
Maximum Exposure to Loss	$15

NOTE 9. INVENTORY

Components of inventory are:

	As of Aug. 31,
(Dollars in millions)	2011	2010

Finished Goods	$953	$1,135
Goods In Process	1,434	1,299
Raw Materials and Supplies	390	326

Inventory at FIFO Cost	2,777	2,760
Excess of FIFO over LIFO Cost	(186)	(111)

Total	$2,591	$2,649

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The increase in the excess of FIFO over LIFO cost is primarily the result of increases in certain raw materials and production costs. During 2011, inventory quantities declined, resulting in the liquidation of LIFO inventory layers carried at higher costs than current year purchases and production. The income statement effect of such liquidation on cost of sales was an increase of approximately $2 million.
Monsanto uses commodity futures and options contracts to hedge the price volatility of certain commodities, specifically soybeans, corn, and energy.
Inventory obsolescence reserves are utilized as valuation accounts and effectively establish a new cost basis. The following table displays a roll forward of the inventory obsolescence reserve for fiscal years 2009, 2010 and 2011.

(Dollars in millions)

Balance Sept. 1, 2008	$264
Additions — charged to expense	196
Deductions and other(1)	(123)

Balance Aug. 31, 2009	$337
Additions — charged to expense	219
Deductions and other(1)	(224)

Balance Aug. 31, 2010	$332
Additions — charged to expense	240
Deductions and other(1)	(234)

Balance Aug. 31, 2011	$338

(1)	Deductions and other includes disposals and foreign currency translation adjustments.
As part of Monsanto’s 2009 Restructuring Plan, inventory impairment charges of $2 million and $106 million were recorded in fiscal year 2011 and 2010, respectively. See Note 5 — Restructuring — for additional information.
NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of Aug. 31,
(Dollars in millions)	2011	2010

Land and Improvements	$545	$502
Buildings and Improvements	1,946	1,750
Machinery and Equipment	5,034	4,591
Computer Software	587	531
Construction In Progress and Other	585	694

Total Property, Plant and Equipment	8,697	8,068
Less Accumulated Depreciation	(4,303)	(3,841)

Property, Plant and Equipment, Net	$4,394	$4,227

Gross assets acquired under capital leases of $42 million and $37 million are included primarily in machinery and equipment as of Aug. 31, 2011, and Aug. 31, 2010, respectively. See Note 15 — Debt and Other Credit Arrangements — and Note 26 — Commitments and Contingencies — for related capital lease obligations.
As part of Monsanto’s 2009 Restructuring Plan, asset impairment charges of $4 million and $9 million were recorded in fiscal years 2011 and 2010, respectively. The impairment charges for 2011 were related to certain information technology assets. In 2010, the charges resulted from buildings and improvements, machinery and equipment and the associated accumulated depreciation. See Note 5 — Restructuring — for additional information.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The fiscal year 2011 and 2010 annual goodwill impairment tests were performed as of March 1, 2011 and 2010, and no indications of goodwill impairment existed as of either date. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. There were no events or changes in circumstances indicating that goodwill might be impaired as of Aug. 31, 2011. As of fiscal year 2011, accumulated goodwill impairment charges since the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets (codified in ASC 350) in 2002 were $2 billion. The charges related to Seeds and Genomics and were primarily a result of a change in the valuation method (from an undiscounted cash flow methodology to a discounted cash flow methodology) upon adoption of ASC 350 as well as unanticipated delays in biotechnology acceptance and regulatory approvals.
Changes in the net carrying amount of goodwill for fiscal years 2010 and 2011, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Sept. 1, 2009	$3,156	$62	$3,218
Acquisition activity (see Note 4)	21	—	21
Effect of foreign currency translation adjustments and other	(30)	(5)	(35)

Balance as of Aug. 31, 2010	$3,147	$57	$3,204
Acquisition activity (see Note 4)	51	—	51
Effect of foreign currency translation adjustments	110	—	110

Balance as of Aug. 31, 2011	$3,308	$57	$3,365

In fiscal year 2011, goodwill increased due to the current year acquisitions of Divergence and Pannon Seeds and the effects of foreign currency translation adjustments. In fiscal year 2010, goodwill decreased due to the effect of foreign currency translation adjustments. This was offset by increases due to the 2010 acquisitions of Seminium and a seed processing business in Chile and the updating of the preliminary purchase price allocations for some of the 2009 acquisitions. See Note 4 — Business Combinations — for further information.
Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2011			As of Aug. 31, 2010
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,189	$(692)	$497	$1,161	$(640)	$521
Acquired Intellectual Property	973	(710)	263	866	(649)	217
Trademarks	352	(110)	242	344	(94)	250
Customer Relationships	335	(146)	189	317	(113)	204
In Process Research & Development	45	—	45	—	—	—
Other	136	(63)	73	121	(50)	71

Total	$3,030	$(1,721)	$1,309	$2,809	$(1,546)	$1,263

The increase in acquired intellectual property during fiscal year 2011 primarily resulted from the purchase of licenses that provide Monsanto the access to use technology patents. The increase in IPR&D during fiscal year 2011 resulted from the Divergence acquisition described in Note 4 — Business Combinations. The increases in the overall other intangible balances were primarily due to the effect of foreign currency translation adjustments.
Total amortization expense of other intangible assets was $150 million in fiscal year 2011, $158 million in fiscal year 2010, and $151 million in fiscal year 2009.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

(Dollars in millions)	Amount

2012	$142
2013	115
2014	121
2015	117
2016	113

NOTE 12. INVESTMENTS AND EQUITY AFFILIATES

Investments
As of Aug. 31, 2011, Monsanto has short-term investments outstanding of $302 million. The investments are comprised of treasury bills and commercial paper with original maturities of one year or less. See Note 16 — Fair Value Measurements.
During fiscal year 2010, Monsanto invested in long-term debt securities with a cost of $15 million, which were classified as available-for-sale. The investments were recorded in other assets in the Statements of Consolidated Financial Position at their fair value of $10 million and net unrealized losses (net of deferred taxes) of $3 million were included in accumulated other comprehensive loss in shareowners’ equity as of Aug. 31, 2010. As a result of the adoption of a new accounting standard within the Consolidation topic of the ASC, the special purpose entity in which the company invested is now consolidated and the investment is no longer included in other assets in the Statement of Consolidated Financial Position. See Note 8 — Variable Interest Entities — for further discussion related to these debt securities.
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Aug. 31, 2011, and Aug. 31, 2010, these long-term equity securities are recorded in other assets in the Statements of Consolidated Financial Position at a fair value of $26 million and $23 million, respectively. Net unrealized gains (net of deferred taxes) of less than $1 million and $3 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Aug. 31, 2011, and Aug. 31, 2010, respectively. Monsanto recorded an impairment of $16 million related to one of these long-term equity securities in fiscal year 2010.
Equity Affiliates
Monsanto owns a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Aug. 31, 2011, and Aug. 31, 2010, this investment is recorded in other assets in the Statements of Consolidated Financial Position at $67 million and $65 million, respectively. During fiscal years 2011 and 2010, Monsanto purchased $184 million and $162 million of inventory from the seed supplier and recorded sales of inventory to the seed supplier of $14 million and $12 million, respectively. As of Aug. 31, 2011, and Aug. 31, 2010, the amount payable to the seed supplier is $2 million and $5 million, respectively, and is recorded in accounts payable in the Statements of Consolidated Financial Position. As of Aug. 31, 2011, and Aug. 31, 2010, there were prepayments of $9 million and $7 million included in other current assets in the Statements of Consolidated Financial Position for inventory that will be delivered in fiscal year 2012 and 2011, respectively.
NOTE 13. DEFERRED REVENUE

In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $79 million related to this agreement was recorded in fiscal years 2011, 2010 and 2009. As of Aug. 31, 2011, and Aug. 31,

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

2010, the remaining receivable balance is $393 million and $470 million and the remaining deferred revenue balance is $317 million and $397 million, respectively. The interest portion of this receivable is $13 million, $16 million and $19 million for fiscal years 2011, 2010 and 2009, respectively.
In 2008, Monsanto and Syngenta entered into a Genuity Roundup Ready 2 Yield Soybean License Agreement which grants Syngenta access to Monsanto’s Genuity Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $4 million related to this agreement was recorded in fiscal year 2011. As of Aug. 31, 2011, and Aug. 31, 2010, the remaining receivable balance is $75 million and $73 million and the remaining deferred revenue balance is $62 million and $67 million, respectively. The interest portion of this receivable is $3 million for fiscal years 2011, 2010 and 2009.
NOTE 14. INCOME TAXES

The components of income from continuing operations before income taxes were:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

United States	$1,640	$1,230	$2,137
Outside United States	734	260	781

Total	$2,374	$1,490	$2,918

The components of income tax provision from continuing operations were:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Current:
U.S. federal	$330	$258	$531
U.S. state	43	5	8
Outside United States	271	122	170

Total Current	$644	$385	$709

Deferred:
U.S. federal	151	42	101
U.S. state	37	34	32
Outside United States	(115)	(82)	(29)

Total Deferred	73	(6)	104

Total	$717	$379	$813

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Factors causing Monsanto’s income tax provision from continuing operations to differ from the U.S. federal statutory rate were:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

U.S. Federal Statutory Rate	$831	$522	$1,021
U.S. R&D Tax Credit	(34)	(10)	(33)
U.S. Domestic Manufacturing Deduction	(37)	(22)	(45)
Lower Ex-U.S. Rates	(98)	(130)	(122)
State Income Taxes	52	33	58
Valuation Allowances	(7)	10	4
Adjustment for Unrecognized Tax Benefits	(1)	3	(16)
Other	11	(27)	(54)

Income Tax Provision	$717	$379	$813

Deferred income tax balances are related to:

	As of Aug. 31,
(Dollars in millions)	2011	2010

Net Operating Loss and Other Carryforwards	$971	$865
Employee Fringe Benefits	394	504
Restructuring and Impairment Reserves	154	168
Intangibles	152	195
Inventories	132	149
Environmental and Litigation Reserves	87	97
Allowance for Doubtful Accounts	58	56
Other	316	284
Valuation Allowance	(44)	(57)

Total Deferred Tax Assets	$2,220	$2,261

Property, Plant and Equipment	$527	$409
Intangibles	454	454
Other	115	45

Total Deferred Tax Liabilities	1,096	908

Net Deferred Tax Assets	$1,124	$1,353

As of Aug. 31 2011, Monsanto had available approximately $1.5 billion in net operating loss carryforwards (NOLs), most of which related to Brazilian operations, which have an indefinite carryforward period. Monsanto also had available approximately $320 million of U.S. foreign tax credit carryforwards, which expire from 2015 through 2020. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of Aug. 31 2011, management continues to believe it is more likely than not that the company will realize the deferred tax assets in Brazil and the United States.
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

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

2007 and 2008. During fiscal year 2009, Monsanto recorded a favorable adjustment to the income tax reserve as a result of the conclusion of an IRS audit for tax years 2005 and 2006, ex-U.S. audits and the resolution of various state income tax matters.
As of Aug. 31, 2011, Monsanto had total unrecognized tax benefits of $348 million, of which $273 million would favorably impact the effective tax rate if recognized. As of Aug. 31, 2010, Monsanto had total unrecognized tax benefits of $341 million, of which $276 million would favorably impact the effective tax rate if recognized.
Accrued interest and penalties included in the Statements of Consolidated Financial Position were $55 million and $46 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively. Monsanto recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the 12 months ended Aug. 31, 2011, the company recognized $8 million of income tax expense for interest and penalties. For the 12 months ended Aug. 31, 2010, the company recognized a benefit of $5 million in the income tax provision for interest and penalties.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(Dollars in millions)

Balance Sept. 1, 2009	$358
Increases for prior year tax positions	42
Decreases for prior year tax positions	(102)
Increases for current year tax positions	55
Settlements	(6)
Lapse of statute of limitations	(9)
Foreign currency translation	3

Balance Aug. 31, 2010	$341
Increases for prior year tax positions	18
Decreases for prior year tax positions	(8)
Increases for current year tax positions	13
Settlements	(1)
Lapse of statute of limitations	(22)
Foreign currency translation	7

Balance Aug. 31, 2011	$348

Monsanto operates in various countries throughout the world and, as a result, files income tax returns in numerous jurisdictions. These tax returns are subject to examination by various federal, state and local tax authorities. For Monsanto’s major tax jurisdictions, the tax years that remain subject to examination are shown below:

Jurisdiction	Tax Years

Brazil	1999—2011
U.S. state and local income taxes	2000—2011
Argentina	2001—2011
U.S. federal income tax	2007—2011

If the company’s assessment of unrecognized tax benefits is not representative of actual outcomes, the company’s financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires. Management estimates that it is reasonably possible that the total amount of uncertain tax benefits could decrease by as much as $115 million within the next 12 months, primarily as a result of the resolution of audits currently in progress in several jurisdictions involving issues common to large multinational corporations, and the lapsing of the statute of limitations in multiple jurisdictions.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto has a $2 billion credit facility agreement with a group of banks that provides a four-year senior unsecured revolving credit facility through April 1, 2015. This credit facility replaces the previous $2 billion credit facility established in 2007. This facility was initiated to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing, and support of commercial paper borrowings. The agreement also provides for European euro-denominated loans, letters of credit, and swingline borrowings, and allows certain designated subsidiaries to borrow with a company guarantee. Covenants under this credit facility restrict maximum borrowings. There are no compensating balances, but the facility is subject to various fees, which are based on the company’s credit ratings. As of Aug. 31, 2011, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.
Short-Term Debt

	As of Aug. 31,
(Dollars in millions)	2011	2010

Current Maturities of Long-Term Debt	$626	$193
Notes Payable to Banks	52	48

Total Short-Term Debt	$678	$241

The fair value of the total short-term debt was $710 million and $241 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively. The weighted average interest rate on notes payable to banks was 6.7 percent and 4.5 percent as of Aug. 31, 2011, and Aug. 31, 2010, respectively.
As of Aug. 31, 2011, the company did not have any outstanding commercial paper, but it had short-term borrowings to support ex-U.S. operations throughout the year, which had weighted-average interest rates as indicated above. Certain of these bank loans also act to limit exposure to changes in foreign-currency exchange rates.
In April 2010, Monsanto completed the purchase of the Chesterfield Village Research Center from Pfizer. There is debt outstanding of $136 million on the purchase price which is included in short-term debt on the Statement of Consolidated Financial Position as of Aug. 31, 2011.
Long-Term Debt

	As of Aug. 31,
(Dollars in millions)	2011	2010

7⅜% Senior Notes, Due 2012(1)	$—	$485
5 1/2% Senior Notes, Due 2035(1)	395	395
2 3/4% Senior Notes, Due 2016(1)	299	—
5⅛% Senior Notes, Due 2018(1)	299	299
5 1/2% Senior Notes, Due 2025(1)	277	274
5⅞% Senior Notes, Due 2038(1)	247	247
Other (including Capital Leases)(2)	26	162

Total Long-Term Debt	$1,543	$1,862

(1)	Amounts are net of unamortized discounts. For the 5 1/2% Senior Notes due 2025, amount is also net of the unamortized premium of $38 million and $40 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively.

(2)	Includes $136 million as of Aug. 31, 2010 related to the Chesterfield Village Research Center purchase.
The fair value of the total long-term debt was $1,797 million and $2,094 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 2002, Monsanto filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration) and issued $800 million in 7⅜% Senior Notes. As of Aug. 31, 2011, $485 million of the 7⅜% Senior Notes are due on Aug. 15, 2012 (see discussion below regarding a debt exchange for $314 million of the 7⅜% Senior Notes).
In May 2005, Monsanto filed a new shelf registration with the SEC (2005 shelf registration) that allowed the company to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million remaining available under the May 2002 shelf registration statement). In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes under the 2005 shelf registration, which are due on July 15, 2035 (5 1/2% 2035 Senior Notes). In April 2008, Monsanto issued $300 million of 5⅛% Senior Notes under the 2005 shelf registration, which are due on April 15, 2018 (5⅛% 2018 Senior Notes). The net proceeds from the issuance of the 5⅛% 2018 Senior Notes were used to finance the expansion of corn seed production facilities. Also in April 2008, Monsanto issued $250 million of 5⅞% Senior Notes under the 2005 shelf registration, which are due on April 15, 2038 (5⅞% 2038 Senior Notes). The net proceeds from the sale of the 5⅞% 2038 Senior Notes were used to repay $238 million of 4% Senior Notes that were due on May 15, 2008. The 2005 shelf registration expired in December 2008.
In August 2005, Monsanto exchanged $314 million of new 5 1/2% Senior Notes due 2025 (5 1/2% 2025 Senior Notes) for $314 million of its outstanding 7⅜% Senior Notes due 2012, which were issued in 2002. The exchange was conducted as a private transaction with holders of the outstanding 7⅜% Senior Notes who certified to the company that they were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933. The transaction has been accounted for as an exchange of debt under the Debt topic of the ASC. Under the terms of the exchange, the company paid a premium of $53 million to holders participating in the exchange, and the $53 million premium will be amortized over the life of the new 5 1/2% 2025 Senior Notes. As a result of the debt premium, the effective interest rate on the 5 1/2% 2025 Senior Notes will be 7.035% over the life of the debt. The exchange of debt allowed the company to adjust its debt-maturity schedule while also allowing it to take advantage of market conditions which the company considered to be favorable.
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
In July 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $300 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. In April 2011, the term of the swaps ended. An unrealized loss, net of tax, of $7 million was recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Aug. 31, 2010, which will be subsequently recognized in earnings over the term of the debt. In April 2011, Monsanto issued $300 million of 2.75% Senior Notes under the 2008 shelf registration, which are due on April 15, 2016 (2.75% 2016 Senior Notes). The net proceeds from the sale of the 2.75% 2016 Senior Notes were used for general corporate purposes, including refinancing of the company’s indebtedness.
Monsanto plans to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $485 million of 7⅜% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized losses, net of tax, of $14 million and $8 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Aug. 31, 2011, and Aug. 31, 2010, respectively. In August 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $225 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized losses, net of tax, of $10 million and $9 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

forward-starting interest rate swaps as of Aug. 31, 2011, and Aug. 31, 2010, respectively. These swaps are accounted for under the Derivatives and Hedging topic of the ASC.
The information regarding interest expense below reflects Monsanto’s interest expense on debt and amortization of debt issuance costs:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Interest Cost Incurred	$184	$187	$163
Less: Capitalized on Construction	(22)	(25)	(34)

Interest Expense	$162	$162	$129

NOTE 16. FAIR VALUE MEASUREMENTS

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

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2011, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,896	$—	$—	$—	$1,896
Short-term investments	302	—	—	—	302
Equity securities	26	—	—	—	26
Derivative assets related to:
Foreign currency	—	3	—	—	3
Corn	88	30	—	(84)	34
Soybeans	21	2	—	(21)	2
Energy and raw materials	—	3	—	—	3

Total Assets at Fair Value	$2,333	$38	$—	$(105)	$2,266

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$14	$—	$—	$14
Interest rates	—	38	—	—	38
Corn	2	30	—	—	32
Soybeans	—	1	—	—	1
Energy and raw materials	—	9	—	—	9

Total Liabilities at Fair Value	$2	$92	$—	$—	$94

	Fair Value Measurements at Aug. 31, 2010, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset (1)	Balance

Assets at Fair Value:
Cash equivalents	$1,078	$—	$—	$—	$1,078
Debt and equity securities	23	—	10	—	33
Derivative assets related to:
Foreign currency	—	26	—	—	26
Corn	10	2	—	(9)	3
Soybeans	6	3	—	(6)	3

Total Assets at Fair Value	$1,117	$31	$10	$(15)	$1,143

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$5	$—	$—	$5
Interest rates	—	39	—	—	39
Corn	—	9	—	—	9
Soybeans	—	4	—	—	4
Energy and raw materials	—	22	—	—	22

Total Liabilities at Fair Value	$—	$79	$—	$—	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
Level 1 measurements are based on quoted market prices in active markets. Level 2 measurements are based on estimates from brokers or through market observable assumptions for similar items in active markets, including forward and spot prices, interest rates and volatilities adjusted, as necessary, for credit risk. Level 3 measurements are based on an independent

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

pricing source adjusted for expected future credit losses developed using internal assumptions. See Note 17 — Financial Instruments — for further details on Monsanto’s derivative instruments.
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
The following table summarizes the changes in fair value of the Level 3 asset for the year ended Aug. 31, 2011.

(Dollars in millions)

Balance Sept. 1, 2010	$10
Elimination due to consolidation of variable interest entities	(10)

Balance Aug. 31, 2011	$—

The following table summarizes the changes in fair value of the Level 3 asset for the year ended Aug. 31, 2010.

(Dollars in millions)

Balance Sept. 1, 2009	$—
Purchases, sales, issuances, settlements and payments received	15
Unrealized loss on investments included in accumulated other comprehensive loss	(5)

Balance Aug. 31, 2010	$10

See Note 5 — Restructuring — for details on nonrecurring measurements of assets at fair value during fiscal year 2011. There were no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during fiscal year 2011.
Measurements during fiscal year 2010 of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition were as follows:
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
The recorded amounts of cash, trade receivables, net, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Aug. 31, 2011, and Aug. 31, 2010.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 17. FINANCIAL INSTRUMENTS

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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 11 months for foreign currency hedges, 36 months for commodity hedges and 12 months for interest rate hedges. During the next 12 months, a pretax net gain of approximately $73 million will be reclassified from accumulated other comprehensive loss into earnings. No cash flow hedges were discontinued during fiscal years 2011 or 2009. During fiscal year 2010, a pretax loss of $29 million was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period.
Fair Value Hedges
The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during fiscal years 2011, 2010 or 2009.
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

MONSANTO COMPANY	2011 FORM 10-K

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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Aug. 31, 2011, and Aug. 31, 2010, were as follows:

	As of Aug. 31,
(Dollars in millions)	2011	2010
Derivatives Designated as Hedges:
Foreign exchange contracts	$359	$383
Commodity contracts	517	387
Interest rate contracts	475	775

Total Derivatives Designated as Hedges	$1,351	$1,545

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$779	$862
Commodity contracts	181	123
Interest rate contracts	153	—
Grower contracts	71	34

Total Derivatives Not Designated as Hedges	$1,184	$1,019

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the company’s derivative instruments outstanding as of Aug. 31, 2011, and Aug. 31, 2010, were as follows:

	Balance Sheet Location	Fair Value
		As of Aug. 31,
(Dollars in millions)		2011	2010
Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$1	$23
Commodity contracts	Other current assets(1)	93	12
Commodity contracts	Other assets(1)	16	4

Total derivatives designated as hedges		110	39

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	2	3
Commodity contracts	Trade receivables, net	30	5
Commodity contracts	Miscellaneous receivables	2	—
Commodity contracts	Other current assets(1)	3	—

Total derivatives not designated as hedges		37	8

Total Asset Derivatives		$147	$47

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$9	$—
Commodity contracts	Other current assets(1)	2	—
Commodity contracts	Miscellaneous short-term accruals	6	14
Commodity contracts	Other liabilities	4	8
Interest rate contracts	Miscellaneous short-term accruals	38	11
Interest rate contracts	Other liabilities	—	28

Total derivatives designated as hedges		59	61

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	5	5
Commodity contracts	Trade receivables, net	1	4
Commodity contracts	Miscellaneous short-term accruals	29	9

Total derivatives not designated as hedges		35	18

Total Liability Derivatives		$94	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, certain corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position. See Note 16 — Fair Value Measurements — for a reconciliation to amounts reported in the Statements of Consolidated Financial Position as of Aug. 31, 2011, and Aug. 31, 2010.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss)
	Recognized in AOCL(1)			Amount of Gain (Loss)
	(Effective Portion)			Recognized in Income(2)(3)
	Year Ended Aug. 31,			Year Ended Aug. 31,

(Dollars in millions)	2011	2010	2009	2011	2010	2009	Income Statement Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)				$(20)	$6	$(9)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(16)	$(12)	$34	(12)	(5)	35	Net sales
Foreign exchange contracts	(20)	19	40	5	18	32	Cost of goods sold
Commodity contracts	228	43	(243)	7	(94)	23	Cost of goods sold
Interest rate contracts	(4)	(53)	14	(7)	(6)	(6)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	(3)	21	—	—	—	N/A (5)

Total Derivatives Designated as Hedges	188	(6)	(134)	(27)	(81)	75

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)				(9)	(46)	(140)	Other expense, net
Commodity contracts				2	(10)	—	Net sales
Commodity contracts				(1)	(1)	14	Cost of goods sold
Commodity contracts				—	(2)	—	Other expense, net

Total Derivatives Not Designated as Hedges				(8)	(59)	(126)

Total Derivatives	$188	$(6)	$(134)	$(35)	$(140)	$(51)

(1)	Accumulated Other Comprehensive Loss (AOCL).

(2)	For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)	Gain or loss on commodity cash flow hedges includes a gain of $2 million, a gain of $1 million and a loss of $3 million from ineffectiveness for fiscal years 2011, 2010 and 2009, respectively. Additionally, the gain or loss on commodity cash flow hedges includes a loss from discontinued hedges of $29 million for fiscal year 2010. There were no hedges discontinued in fiscal years 2011 or 2009. No amounts were excluded from the assessment of hedge effectiveness during fiscal years 2011, 2010 or 2009.

(4)	Gain or loss on commodity fair value hedges was offset by a gain of $18 million, a loss of $11 million and a gain of $8 million on the underlying hedged inventory during fiscal years 2011, 2010 and 2009, respectively. A loss of $2 million, $5 million and $1 million during fiscal years 2011, 2010 and 2009, respectively, was included in cost of goods sold due to ineffectiveness.

(5)	Gain or loss would be reclassified into income only during the period in which the hedged net investment was sold or liquidated.

(6)	Gain or loss on foreign exchange contracts not designated as hedges was offset by a foreign currency transaction loss of $40 million, a gain of $14 million and a gain of $25 million during fiscal years 2011, 2010 and 2009, respectively.
Most of the company’s outstanding foreign currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements. However, should Monsanto’s credit rating fall below a specified rating immediately following the merger of Monsanto with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. The counterparty is required to post collateral each day to cover the change in fair value of these futures in the case of an unrealized gain position. Non-exchange-traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements in a liability position was $50 million on Aug. 31, 2011, and $64 million on Aug. 31, 2010, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Management
Monsanto invests its excess cash primarily in money market funds throughout the world in high-quality short-term debt instruments. Other investments are made in highly rated securities or with major banks. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Aug. 31, 2011, and Aug. 31, 2010, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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
Monsanto regularly evaluates its business practices to minimize its credit risk. During fiscal years 2011, 2010 and 2009, the company engaged multiple banks primarily in the United States, Argentina, Brazil and Europe in the development of customer financing programs. For further information on these programs, see Note 7 — Customer Financing Programs.
NOTE 18. POSTRETIREMENT BENEFITS — PENSIONS

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
Components of Net Periodic Benefit Cost
Total pension cost for Monsanto employees included in the Statements of Consolidated Operations was $122 million, $85 million and $80 million in fiscal years 2011, 2010 and 2009, respectively. The information that follows relates to all of the pension plans in which Monsanto employees participated. The components of pension cost for these plans were:

	Year Ended Aug. 31, 2011			Year Ended Aug. 31, 2010			Year Ended Aug. 31, 2009
		Outside the			Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned
During the Year	$59	$9	$68	$49	$6	$55	$45	$7	$52
Interest Cost on Benefit Obligation	84	14	98	91	14	105	100	15	115
Assumed Return on Plan Assets	(108)	(17)	(125)	(118)	(15)	(133)	(109)	(17)	(126)
Amortization of Unrecognized Net Loss	71	6	77	52	4	56	35	3	38
Curtailment and Settlement Charge (Gain)	—	4	4	3	(1)	2	—	1	1

Total Net Periodic Benefit Cost	$106	$16	$122	$77	$8	$85	$71	$9	$80

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2011, were:

		Outside the
(Dollars in millions)	U.S.	U.S.	Total

Current Year Actuarial Gain	$(166)	$(14)	$(180)
Recognition of Actuarial Loss	(71)	(9)	(80)
Recognition of Prior Service Cost	—	(1)	(1)
Effect of Foreign Currency Translation Adjustment	—	9	9

Total Recognized in Accumulated Other Comprehensive Loss	$(237)	$(15)	$(252)

The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the principal plans in which Monsanto employees participated:

	Year Ended		Year Ended		Year Ended
	Aug. 31, 2011		Aug. 31, 2010		Aug. 31, 2009
	U.S.	Outside the U.S.	U.S.	Outside the U.S.	U.S.	Outside the U.S.

Discount Rate	4.35%	4.24%	5.30%	5.54%	6.50%	5.84%
Assumed Long-Term Rate of Return on Assets	7.50%	6.51%	7.75%	6.63%	8.00%	7.09%
Annual Rates of Salary Increase (for plans that base benefits on final compensation level)	4.00%	3.97%	2.45%	4.04%	4.25%	4.14%

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Obligations and Funded Status
Monsanto uses a measurement date of August 31 for its pension plans. The funded status of the pension plans as of Aug. 31, 2011, and Aug. 31, 2010, was as follows:

	U.S.		Outside the U.S.		Total
	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,950	$1,744	$319	$307	$2,269	$2,051
Service cost	59	49	9	6	68	55
Interest cost	84	91	14	14	98	105
Plan participants’ contributions	—	—	2	1	2	1
Plan amendments	—	(3)	—	1	—	(2)
Actuarial (gain) loss	(74)	210	(15)	32	(89)	242
Benefits paid	(136)	(138)	(9)	(23)	(145)	(161)
Special termination benefits	—	—	—	1	—	1
Settlements / curtailments	—	(3)	(132)	(6)	(132)	(9)
Currency loss (gain)	—	—	37	(26)	37	(26)
Other(3)	—	—	24	12	24	12

Benefit Obligation at End of Period	$1,883	$1,950	$249	$319	$2,132	$2,269

Change in Plan Assets:
Fair value of plan assets at beginning of period	$1,383	$1,281	$243	$235	$1,626	$1,516
Actual return on plan assets	200	126	13	25	213	151
Employer contribution(1)	272	114	12	19	284	133
Plan participants’ contributions	—	—	2	1	2	1
Settlements	—	—	(16)	—	(16)	—
Transfer of plan assets(2)	—	—	(116)	—	(116)	—
Benefits paid(1)	(136)	(138)	(9)	(23)	(145)	(161)
Currency gain (loss)	—	—	31	(22)	31	(22)
Other	—	—	—	8	—	8

Plan Assets at End of Period	$1,719	$1,383	$160	$243	$1,879	$1,626

Net Amount Recognized	$164	$567	$89	$76	$253	$643

(1)	Employer contributions and benefits paid include $7 million and $12 million paid from employer assets for unfunded plans in fiscal years 2011 and 2010, respectively.

(2)	The transfer of plan assets is attributable to the transfer of the liabilities and assets of the Monsanto sponsored retirement plan in the Netherlands to an industry multi-employer plan.

(3)	Other includes early retirement liabilities of $21 million related to restructuring plans in Europe.
Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2011, and Aug. 31, 2010, were as follows:

	U.S.		Outside the U.S.
	Year Ended Aug. 31,		Year Ended Aug. 31,
	2011	2010	2011	2010

Discount Rate	4.59%	4.35%	5.24%	4.25%
Rate of Compensation Increase	4.00%	4.00%	3.82%	3.79%

Fiscal year 2012 pension expense, which will be determined using assumptions as of Aug. 31, 2011, is expected to decrease compared with fiscal year 2011 expense. The company increased its discount rate assumption as of Aug. 31, 2011, to reflect current economic conditions of market interest rates.
The U.S. accumulated benefit obligation (ABO) was $1.8 billion as of Aug. 31, 2011, and Aug. 31, 2010. The ABO for plans outside of the United States was $171 million and $268 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The projected benefit obligation (PBO) and the fair value of the plan assets for pension plans with PBOs in excess of plan assets as of Aug. 31, 2011, and Aug. 31, 2010, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2011	2010	2011	2010	2011	2010

PBO	$1,883	$1,950	$176	$283	$2,059	$2,233
Fair Value of Plan Assets with PBOs in Excess of Plan Assets	1,719	1,383	130	226	1,849	1,609

The PBO, ABO, and the fair value of the plan assets for pension plans with ABOs in excess of plan assets as of Aug. 31, 2011, and Aug. 31, 2010, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2011	2010	2011	2010	2011	2010

PBO	$1,883	$1,950	$58	$168	$1,941	$2,118
ABO	1,803	1,848	49	157	1,852	2,005
Fair Value of Plan Assets with ABOs in Excess of Plan Assets	1,719	1,383	16	118	1,735	1,501

As of Aug. 31, 2011, and Aug. 31, 2010, amounts recognized in the Statements of Consolidated Financial Position were included in the following balance sheet accounts:
Net Amount Recognized

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Miscellaneous Short-Term Accruals	$4	$4	$11	$6	$15	$10
Postretirement Liabilities	160	563	85	76	245	639
Other Assets	—	—	(7)	(6)	(7)	(6)

Net Liability Recognized	$164	$567	$89	$76	$253	$643

The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Net Loss	$685	$921	$61	$75	$746	$996
Prior Service Cost	—	1	—	1	—	2

Total	$685	$922	$61	$76	$746	$998

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $67 million.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets
U.S. Plans: The asset allocations for Monsanto’s U.S. pension plans as of Aug. 31, 2011, and Aug. 31, 2010, and the target allocation range for fiscal year 2012, by asset category, follow. The fair value of assets for these plans was $1.7 billion and $1.4 billion as of Aug. 31, 2011, and Aug. 31, 2010, respectively.

	Target	Percentage of Plan Assets
	Allocation	As of Aug. 31,
Asset Category	2012	2011	2010

Public Equity Securities	43-59%	50.9%	54.6%
Private Equity Investments	2-8%	4.0%	4.1%
Debt Securities	32-46%	41.6%	33.4%
Real Estate	2-8%	2.5%	2.9%
Other	0-3%	1.0%	5.0%

Total		100.0%	100.0%

The expected long-term rate of return on these plan assets was 7.5 percent in fiscal year 2011, 7.75 percent in fiscal year 2010, and 8.0 percent in fiscal year 2009. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the target asset allocation for each asset class and adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and the effect of expenses paid for plan assets.
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

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plans Outside the United States: The weighted-average asset allocation for Monsanto’s pension plans outside of the United States as of Aug. 31, 2011, and Aug. 31, 2010, and the weighted-average target allocation for fiscal year 2012, by asset category, follow. The fair value of plan assets for these plans was $160 million and $243 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively.

	Target	Percentage of Plan Assets
	Allocation (1)	As of Aug. 31,
Asset Category	2012	2011	2010

Equity Securities	46.0%	40.4%	30.6%
Debt Securities	41.4%	49.0%	54.5%
Other	12.6%	10.6%	14.9%

Total		100.0%	100.0%

(1)	Monsanto’s plans outside the United States have a wide range of target allocations, and therefore the 2012 target allocations shown above reflect a weighted-average calculation of the target allocations of each of the plans.
The weighted-average expected long-term rate of return on the plans’ assets was 6.5 percent in fiscal year 2011, 6.6 percent in fiscal year 2010, and 7.1 percent in fiscal year 2009. Determination of the expected long-term rate of return for plans outside the United States is consistent with the U.S. methodology.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Measurements
U.S. Plans: The fair values of our U.S. defined benefit pension plan investments as of Aug. 31, 2011, and Aug. 31, 2010, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2011
				Cash
				Collateral	Balance as of
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Aug. 31, 2011

Investments at Fair Value:
Cash and Cash Equivalents	$15	$—	$—	$—	$15
Debt Securities:
U.S. government debt	—	292	—	—	292
U.S. agency debt	—	3	—	—	3
U.S. state and municipal debt	—	25	—	—	25
Foreign government debt	—	5	—	—	5
U.S. corporate debt	—	183	—	—	183
Mortgage-Backed securities	—	1	—	—	1
Asset-Backed securities	—	1	—	—	1
Foreign corporate debt	—	48	—	—	48
Common and Preferred Stock:
Domestic small capitalization	51	—	—	—	51
Domestic large capitalization	284	—	—	—	284
International:
Developed markets	122	—	—	—	122
Emerging markets	35	1	—	—	36
Private Equity Investments	—	—	68	—	68
Partnership and Joint Venture Interests	—	—	38	—	38
Real Estate Investments	—	—	44	—	44
Interest in Pooled Funds:
Interest-bearing cash and cash equivalents funds	—	125	—	—	125
Common and preferred stock funds:
Domestic small-capitalization	—	5	—	—	5
Domestic large-capitalization	—	219	—	—	219
International	—	64	—	—	64
Corporate debt funds	—	74	—	—	74
Mortgage-Backed securities	—	8	—	—	8
Interest in Pooled Collateral Fund — Securities Lending	—	263	—	—	263
Derivatives:
Interest rate futures	1	—	—	(1)	—
Equity index futures	3	—	—	(3)	—
Common and preferred stock sold short	—	(27)	—	27	—

Total Investments at Fair Value	$511	$1,290	$150	$23	$1,974

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2010
				Cash
				Collateral	Balance as of
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Aug. 31, 2010

Investments at Fair Value:
Cash and Cash Equivalents	$14	$—	$—	$—	$14
Debt Securities:
U.S. government debt	—	159	—	—	159
U.S. agency debt	—	8	—	—	8
U.S. state and municipal debt	—	8	—	—	8
U.S. corporate debt	—	130	—	—	130
Foreign corporate debt	—	37	—	—	37
Other debt securities	—	15	—	—	15
Common and Preferred Stock:
Domestic small capitalization	50	—	—	—	50
Domestic large capitalization	223	—	—	—	223
International:
Developed markets	170	—	—	—	170
Emerging markets	34	1	—	—	35
Private Equity Investments	—	—	57	—	57
Partnership and Joint Venture Interests	—	—	36	—	36
Real Estate Investments	—	—	40	—	40
Interest in Pooled Funds:
Cash and cash equivalents funds	—	115	—	—	115
Common and preferred stock funds	—	168	—	—	168
Corporate debt funds	—	71	—	—	71
Mortgage-Backed securities funds	—	7	—	—	7
Interest in Pooled Collateral Fund — Securities Lending	—	168	—	—	168
Derivatives:
Equity index futures	5	—	—	(5)	—
Common and preferred stock sold short	—	(21)	—	21	—

Total Investments at Fair Value	$496	$866	$133	$16	$1,511

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.
The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2011.

(Dollars in millions)

Balance Sept. 1, 2009	$121
Purchases, sales, issuances, settlements and payments received	(1)
Unrealized gain in investments	13

Balance Sept. 1, 2010	$133
Purchases	13
Settlements	(13)
Unrealized gain in investments	17

Balance Aug. 31, 2011	$150

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the investments at fair value to the plan assets as of Aug. 31, 2011.

(Dollars in millions)

Total Investments at Fair Value	$1,974
Liability to return collateral held under securities lending agreement	(263)
Accrued income / expense	6
Other receivables and payables	2

Plan Assets at the End of the Period	$1,719

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
Plans Outside the United States: The fair values of our defined benefit pension plan investments outside of the United States as of Aug. 31, 2011, and Aug. 31, 2010, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2011
				Balance as of
(Dollars in millions)	Level 1	Level 2	Level 3	Aug. 31, 2011

Cash and Cash Equivalents	$3	$—	$—	$3
Debt Securities — Foreign Government Debt	—	18	—	18
Common and Preferred stock	42	—	—	42
Insurance Backed Securities	1	—	15	16
Interest in Pooled Funds:
Common and preferred stock funds	—	18	—	18
Government debt funds	—	8	—	8
Corporate debt funds	—	55	—	55

Total Investments at Fair Value	$46	$99	$15	$160

	Fair Value Measurements at Aug. 31, 2010
				Balance as of
(Dollars in millions)	Level 1	Level 2	Level 3	Aug. 31, 2010

Cash and Cash Equivalents	$13	$—	$—	$13
Debt Securities — Foreign Government Debt	—	13	—	13
Common and Preferred stock	49	—	—	49
Insurance Backed Securities	1	—	11	12
Interest in Pooled Funds:
Common and preferred stock funds	—	96	—	96
Government debt funds	—	1	—	1
Corporate debt funds	—	57	—	57

Total Investments at Fair Value	$63	$167	$11	$241

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2011.

(Dollars in millions)

Balance Sept. 1, 2009	$6
Purchases, sales, issuances, settlements and payments received	5

Balance Sept. 1, 2010	$11
Purchases	6
Settlements	(3)
Unrealized gains in investments	1

Balance Aug. 31, 2011	$15

The following table reconciles the investments at fair value to the plan asset as of Aug. 31, 2011.

(Dollars in millions)

Total Investments at Fair Value	$160
Non-interest bearing cash	(1)
Other receivables and payables	1

Plan Assets at the End of the Period	$160

In managing the plan assets, risk associated with funded status risk, market risk, liquidity risk and operational risk is considered. The design of a plan’s overall investment strategy will take into consideration one or more of the following elements: a plan’s liability characteristics, diversification across asset classes, diversification within asset classes and investment management firm diversification. Investment policies consistent with the plan’s overall investment strategy are established.
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

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Real estate investments: The U.S. plan invests in U.S. real estate through indirect ownership entities, which are structured as limited partnerships or private real estate investment trusts (REITs). Real estate investments are generally illiquid long-term assets valued in large part using inputs not readily observable in the public markets. There are no formal listed markets for either the funds’ underlying commercial properties, or for shares in any given fund. Real estate fund holdings are appraised and valued on an on-going basis. In the case of the investments structured as partnerships, while a net asset value (NAV) is not explicitly calculated, audited financial statements and valuations are produced on an annual basis. For investments structured as private REITs, redemption requests for units held are at the discretion of fund managers. All real estate investments are classified as Level 3.
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
Derivatives: The U.S. plan is permitted to use financial derivative instruments to hedge certain risks and for investment purposes. The plan enters into futures contracts in the normal course of its investing activities to manage market risk associated with the plan’s equity and fixed income investments and to achieve overall investment portfolio objectives. The credit risk associated with these contracts is minimal as they are traded on organized exchanges and settled daily. Exchange-traded equity index and interest rate futures are measured at fair value using quoted market prices making them qualify as Level 1 investments. The notional value of all futures derivatives was $198 million as of Aug. 31, 2011.
The U.S. plan also holds listed common and preferred stock short sale positions, which involves a counterparty arrangement with a prime broker. The existence of the prime broker counter-party relationship introduces the possibility that short sale market values may need to be adjusted to reflect any counter-party risk, however no such adjustment was required as of Aug. 31, 2011. Therefore, the short positions have been classified as Level 2, and their notional value was $30 million as of Aug. 31, 2011.
Insurance backed securities: Insurance backed securities are contracts held with an insurance company. Level 1 securities are quoted prices in active markets for identical assets. The Level 3 fair value of the investments is determined based upon the value of the underlying investments as determined by the insurance company.
Collateral held under securities lending agreement: The U.S. plan participates in a securities lending program through Northern Trust. Securities loaned are fully collateralized by cash and U.S. government securities. Because the collateral pool itself lacks a formal public market and price quotes, it is classified as Level 2.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Cash Flows
The expected employer contributions and benefit payments are shown in the following table for the pension plans:

	U.S.	Outside the
(Dollars in millions)		U.S.

Employer Contributions 2012	$64	$14
Benefit Payments
2012	157	17
2013	155	20
2014	157	20
2015	156	18
2016	157	18
2017-2021	790	83

The company may contribute additional amounts to the plans depending on the level of future contributions required.
NOTE 19. POSTRETIREMENT BENEFITS — HEALTH CARE AND OTHER POSTEMPLOYMENT BENEFITS

Monsanto-Sponsored Plans
Substantially all regular full-time U.S. employees hired prior to May 1, 2002, and certain employees in other countries become eligible for company-subsidized postretirement health care benefits if they reach retirement age while employed by Monsanto and have the requisite service history. Employees who retired from Monsanto prior to Jan. 1, 2003, were eligible for retiree life insurance benefits. These postretirement benefits are unfunded and are generally based on the employees’ years of service or compensation levels, or both. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. Total postretirement benefit costs for Monsanto employees and the former employees included in Monsanto’s Statements of Consolidated Operations in fiscal years 2011, 2010 and 2009, were $19 million, $8 million and $14 million, respectively.
The following information pertains to the postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care plans and life insurance plans. The cost components of these plans were:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Service Cost for Benefits Earned During the Period	$10	$9	$11
Interest Cost on Benefit Obligation	10	12	17
Amortization of Prior Service Credit	(1)	(3)	—
Amortization of Actuarial Gain	—	(10)	—
Amortization of Unrecognized Net Gain	—	—	(14)

Total Net Periodic Benefit Cost	$19	$8	$14

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2011, and Aug. 31, 2010, were:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010

Actuarial (Gain) Loss	$(9)	$21
Amortization of Prior Service Credit	1	1
Amortization of Gain	—	11

Total Recognized in Accumulated Other Comprehensive Loss	$(8)	$33

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following assumptions, calculated on a weighted-average basis, were used to determine the postretirement costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,
	2011	2010	2009

Discount Rate	4.10%	5.30%	6.50%
Initial Trend Rate for Health Care Costs	7.00%	6.00%	6.50%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.00%

A 7.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. This assumption is consistent with the plans’ recent experience and expectations of future growth. It is assumed that the rate will decrease gradually to 5 percent for 2017 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1 percentage-point change in assumed health care cost trend rates would have the following effects:

	1 Percentage-Point	1 Percentage-Point
(Dollars in millions)	Increase	Decrease

Effect on Total of Service and Interest Cost	$1	$(1)

Effect on Postretirement Benefit Obligation	$2	$(2)

Monsanto uses a measurement date of August 31 for its other postretirement benefit plans. The status of the postretirement health care, life insurance and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010

Change in Benefit Obligation:
Benefit obligation at beginning of period	$264	$248
Service cost	10	9
Interest cost	10	12
Actuarial (gain) loss	(9)	21
Plan participant contributions	3	3
Plan amendments	—	(2)
Medicare Part D subsidy receipts	2	2
Benefits paid(1)	(30)	(29)

Benefit Obligation at End of Period	$250	$264

(1)	Benefits paid under the other postretirement benefit plans include $30 million and $29 million from employer assets in fiscal years 2011 and 2010, respectively.
Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2011, and Aug. 31, 2010, were as follows:

	Year Ended Aug. 31,
	2011	2010

Discount Rate Postretirement	4.30%	4.10%
Discount Rate Postemployment	2.20%	2.30%
Initial Trend Rate for Health Care Costs(1)	7.00%	7.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%

(1)	As of Aug. 31, 2011, this rate is assumed to decrease gradually to 5 percent for 2017 and remain at that level thereafter.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of Aug. 31, 2011, and Aug. 31, 2010, amounts recognized in the Statements of Consolidated Financial Position were as follows:

	As of Aug. 31,
(Dollars in millions)	2011	2010

Miscellaneous Short-Term Accruals	$25	$25
Postretirement Liabilities	225	239

Asset allocation is not applicable to the company’s other postretirement benefit plans because these plans are unfunded.
The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010

Actuarial (Gain) Loss	$(8)	$1
Prior Service Credit	(4)	(4)

Total	$(12)	$(3)

The estimated net loss and prior service credit for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $6 million and $1 million, respectively.
Expected Cash Flows
Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	U.S.

Employer Contributions 2012	$25
Benefit Payments(1)
2012	25
2013	26
2014	26
2015	26
2016	26
2017-2021	105

(1)	Benefit payments are net of expected federal subsidy receipts related to prescription drug benefits granted under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which are estimated to be $2 million through 2013.
Expected contributions include other postretirement benefits of $25 million to be paid from employer assets in fiscal year 2012. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.
Other Sponsored Plans
Other plans are offered to certain eligible employees. There is an accrual of $37 million and $43 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively, in the Statements of Consolidated Financial Position for anticipated payments to employees who have retired or terminated their employment.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 20. EMPLOYEE SAVINGS PLANS

Monsanto-Sponsored Plans
The U.S. tax-qualified Monsanto Savings and Investment Plan (Monsanto SIP) was established in June 2001 as a successor to a portion of the Pharmacia Corporation Savings and Investment Plan. The Monsanto SIP is a defined contribution profit-sharing plan with an individual account for each participant. Employees who are 18 years of age or older are generally eligible to participate in the plan. The Monsanto SIP provides for voluntary contributions, generally ranging from 1 percent to 25 percent of an employee’s eligible pay. Monsanto matches employee contributions to the plan with shares released from the leveraged employee stock ownership plan (Monsanto ESOP). The Monsanto ESOP is leveraged by debt due to Monsanto. The debt, which was $2.4 million as of Aug. 31, 2011, is repaid primarily through company contributions and dividends paid on Monsanto common stock held in the ESOP. The Monsanto ESOP debt was restructured in December 2004 to level out the future allocation of stock in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, including the increased diversification rights that were provided to certain participants, was completed in accordance with the best interests of plan participants. As a result of these enhancements related to the 2004 restructuring, a liability of $54 million and $51 million was included in other liabilities in the Statements of Consolidated Financial Position as of Aug. 31, 2011, and Aug. 31, 2010, respectively, to reflect the 2004 ESOP enhancements. The liability related to the 2004 ESOP refinancing is required to be paid no later than Dec. 31, 2017.
The Monsanto ESOP debt was again restructured in November 2008. The terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was in the best interests of participants in the plan’s ESOP component. As a result of these enhancements related to the 2008 ESOP restructuring, Monsanto committed to funding an additional $8 million to the plan, above the number of shares currently scheduled for release under the restructured debt schedule. Pursuant to the agreement, a $4 million Special Allocation was allocated proportionately to eligible participants in May 2009 and funded using plan forfeitures and dividends on Monsanto common stock held in the ESOP suspense account. As of Aug. 31, 2011, and Aug. 31, 2010, a liability of $5 million was included in other liabilities in the Statements of Consolidated Financial Position to reflect the 2008 ESOP enhancements. The liability related to the 2008 ESOP refinancing is required to be paid no later than Dec. 31 of the fifth year following the loan repayment date and in no case later than Dec. 31 2032.
As of Aug. 31, 2011, the Monsanto ESOP held 6.6 million shares of Monsanto common stock (allocated and unallocated). The unallocated shares of Monsanto common stock held by the ESOP are allocated each year to employee savings accounts as matching contributions in accordance with the terms of the Monsanto SIP. During fiscal year 2011, 0.6 million Monsanto shares were allocated specifically to Monsanto participants, leaving 0.7 million shares of Monsanto common stock remaining in the Monsanto ESOP and unallocated as of Aug. 31, 2011.
Contributions to the plan are required annually in amounts sufficient to fund ESOP debt repayment. Dividends paid on the shares held by the Monsanto ESOP were $8 million in 2011, $9 million in 2010, and $9 million in 2009. These dividends were greater than the cost of the shares allocated to the participants and the Monsanto contributions resulting in total ESOP expense of less than $1 million in 2011, 2010, and 2009.
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

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 21. STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense of $105 million, $105 million and $131 million was recognized under Compensation — Stock Compensation topic of the ASC in fiscal years 2011, 2010 and 2009, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Compensation cost capitalized as part of inventory was $7 million, $8 million, and $7 million as of Aug. 31, 2011, Aug. 31, 2010, and Aug. 31, 2009. The Compensation — Stock Compensation topic of the ASC requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Monsanto’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises. The excess tax benefits were recorded as an increase to additional paid-in capital. The following table shows the components of stock-based compensation in the Statements of Consolidated Operations and Statements of Consolidated Cash Flows.

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Cost of Goods Sold	$(18)	$(16)	$(21)
Selling, General and Administrative Expenses	(68)	(61)	(72)
Research and Development Expenses	(27)	(24)	(23)
Restructuring Charges	8	(4)	(15)

Total Stock-Based Compensation Expense Included in Operating Expenses	(105)	(105)	(131)
Loss from Continuing Operations Before Income Taxes	(105)	(105)	(131)
Income Tax Benefit	36	36	45

Net Loss	$(69)	$(69)	$(86)

Basic Loss per Share	$(0.13)	$(0.13)	$(0.16)
Diluted Loss per Share	$(0.13)	$(0.13)	$(0.15)

Net Cash Required by Operating Activities	$(36)	$(43)	$(35)
Net Cash Provided by Financing Activities	$36	$43	$35

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
The plans provide that the term of any option granted may not exceed 10 years and that each option may be exercised for such period as may be specified in the terms and conditions of the grant, as approved by the People and Compensation Committee of the board of directors. Generally, the options vest over three years, with one-third of the total award vesting each year. Grants of restricted stock or restricted stock units generally vest at the end of a three- to five-year service period as specified in the terms and conditions of the grant, as approved by the Chairperson of the People and Compensation Committee of the board of directors. Restricted stock and restricted stock units represent the right to receive a number of shares of stock dependent upon vesting requirements. Vesting is subject to the terms and conditions of the grant, which generally require the employees’ continued employment during the designated service period and may also be subject to Monsanto’s attainment of specified performance criteria during the designated performance period. Shares related to restricted stock and restricted stock units are released to employees upon satisfaction of all vesting requirements. During fiscal years 2011, 2010 and 2009, Monsanto issued 33,030, 41,980, and 200,060 restricted stock units, respectively, to certain

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto employees under a one-time, broad-based program, as approved by the People and Compensation Committee of the board of directors. Compensation expense for stock options, restricted stock and restricted stock units is measured at fair value on the date of grant, net of estimated forfeitures, and recognized over the vesting period of the award.
Certain Monsanto employees outside the United States may receive stock appreciation rights or cash settled restricted stock units as part of Monsanto’s stock compensation plans. In addition, certain employees on international assignment may receive phantom stock awards that are based on the value of the company’s stock, but paid in cash upon the occurrence of certain events. Stock appreciation rights entitle employees to receive a cash amount determined by the appreciation in the fair value of the company’s common stock between the grant date of the award and the date of exercise. Cash settled restricted stock units and phantom stock awards entitle employees to receive a cash amount determined by the fair value of the company’s common stock on the vesting date. As of Aug. 31, 2011, the fair value of stock appreciation rights, restricted stock units and phantom stock accounted for as liability awards was less than $1 million, less than $1 million and $1 million, respectively. The fair value is remeasured at the end of each reporting period until exercised, and compensation expense is recognized over the requisite service period in accordance with Compensation — Stock Compensation topic of the ASC. Share-based liabilities paid related to stock appreciation rights were less than $1 million in each of the fiscal years 2011, 2010 and 2009. Additionally, less than $1 million, $1 million, and $1 million was paid related to phantom stock in each of the fiscal years 2011, 2010 and 2009, respectively.
Monsanto also issues share-based awards under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) for directors who are not employees of Monsanto or its affiliates. Under the Director Plan, half of the annual retainer for each nonemployee director is paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted stock, deferred stock, current cash and/or deferred cash. The Director Plan also provides that a nonemployee director will receive a one-time restricted stock grant upon becoming a member of Monsanto’s board of directors which is equivalent to the annual retainer divided by the closing stock price on the service commencement date. The restricted stock grant will vest on the third anniversary of the grant date. Awards of deferred stock and restricted stock under the Director Plan are granted under the LTIP as provided for in the Director Plan. The grant date fair value of awards outstanding under the Director Plan was $11 million as of Aug. 31, 2011. Compensation expense for most awards under the Director Plan is measured at fair value at the date of grant and recognized over the vesting period of the award. There was $4 million of share-based liabilities paid under the Director Plan in 2011. There were no share-based liabilities paid under the Director Plan in 2010 or 2009. Additionally, 217,063 shares of directors’ deferred stock related to grants and dividend equivalents received in prior years were vested and outstanding at Aug. 31, 2011.
A summary of the status of Monsanto’s stock options for the periods from Sept. 1, 2008, through Aug. 31, 2011, follows:

		Outstanding
		Weighted-Average
	Options	Exercise Price

Balance Outstanding Sept. 1, 2008	19,910,376	$32.49
Granted	2,852,030	88.96
Exercised	(1,821,983)	21.37
Forfeited	(187,919)	82.39

Balance Outstanding Aug. 31, 2009	20,752,504	40.78
Granted	3,337,920	70.75
Exercised	(2,632,279)	21.14
Forfeited	(459,938)	76.75

Balance Outstanding Aug. 31, 2010	20,998,207	47.22
Granted	4,001,100	58.95
Exercised	(2,825,500)	22.96
Forfeited	(664,772)	73.08

Balance Outstanding Aug. 31, 2011	21,509,035	$51.78

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto stock options outstanding as of Aug. 31, 2011, are summarized as follows:

(Dollars in
millions, except
per share amounts)		Options Outstanding			Options Exercisable
		Weighted-Average				Weighted-Average
		Remaining		Aggregate		Remaining		Aggregate
Range of		Contractual Life	Weighted-Average	Intrinsic		Contractual Life	Weighted-Average	Intrinsic
Exercise Price	Options	(Years)	Exercise Price	Value(1)	Options	(Years)	Exercise Price	Value(1)

$7.33 - $10.00	1,340,527	1.57	$8.16	$81	1,340,527	1.57	$8.16	$81
$10.01-$20.00	1,324,315	1.98	$16.26	$70	1,324,315	1.98	$16.26	$70
$20.01-$30.00	4,710,880	3.65	$25.75	$203	4,710,880	3.65	$25.75	$203
$30.01-$80.00	9,583,732	7.55	$58.08	$110	3,999,960	5.87	$51.51	$72
$80.01-$141.50	4,549,581	6.62	$88.67	$—	3,871,161	6.53	$88.58	$—

	21,509,035	5.79	$51.78	$464	15,246,843	4.64	$46.09	$426

(1)	The aggregate intrinsic value represents the total pretax intrinsic value, based on Monsanto’s closing stock price of $68.93 as of Aug. 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.
At Aug. 31, 2011, 20,911,950 nonqualified stock options were vested or expected to vest. The weighted-average remaining contractual life of these stock options was 5.71 years and the weighted-average exercise price was $51.39 per share. The aggregate intrinsic value of these stock options was $461 million at Aug. 31, 2011.
The weighted-average grant-date fair value of nonqualified stock options granted during fiscal 2011, 2010 and 2009 was $19.62, $24.03 and $37.39, respectively, per share. The total pretax intrinsic value of options exercised during the fiscal years ended 2011, 2010 and 2009 was $123 million, $137 million and $112 million, respectively. Pretax unrecognized compensation expense for stock options, net of estimated forfeitures, was $68 million as of Aug. 31, 2011, and will be recognized as expense over a weighted-average remaining vesting period of 1.7 years.
A summary of the status of Monsanto’s restricted stock, restricted stock units and directors’ deferred stock compensation plans for fiscal year 2011 follows:

		Weighted-Average	Restricted	Weighted-Average	Directors’	Weighted-Average
	Restricted	Grant Date	Stock	Grant Date	Deferred	Grant Date
	Stock	Fair Values	Units	Fair Values	Stock	Fair Value

Nonvested as of Aug. 31, 2010	41,970	$42.04	1,386,771	$106.76	—	—
Granted	12,167	$60.86	556,774	$61.96	24,534	$54.75
Vested	(28,292)	$38.60	(205,907)	$98.83	(21,848)	$54.84
Forfeitures	(1,264)	$53.99	(113,914)	$85.50	(2,686)	$53.99

Nonvested as of Aug. 31, 2011	24,581	$54.71	1,623,724	$93.99	—	—

The weighted-average grant-date fair value of restricted stock granted during fiscal years 2011, 2010 and 2009 was $60.86, $81.94 and $81.55, respectively, per share. The weighted-average grant-date fair value of restricted stock units granted during fiscal years 2011, 2010 and 2009 was $61.96, $69.57 and $82.01, respectively, per share. The weighted-average grant-date fair value of directors’ deferred stock granted during fiscal years 2011, 2010 and 2009 was $54.75, $81.94 and $113.13, respectively, per share. The total fair value of restricted stock that vested during fiscal years 2011, 2010 and 2009 was $1 million, $1 million and $2 million, respectively. The total fair value of restricted stock units that vested during fiscal years 2011, 2010 and 2009 was $20 million, $26 million and $10 million, respectively. The total fair value of directors’ deferred stock vested during fiscal years 2011, 2010 and 2009 was $1 million per year.
Pretax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was less than $1 million and $52 million, respectively, as of Aug. 31, 2011, which will be recognized as expense over the weighted-average remaining requisite service periods. At Aug. 31, 2011, there was no unrecognized compensation

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

expense related to directors’ deferred stock. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 2.3 years and 2.0 years, respectively, as of Aug. 31, 2011.
Valuation and Expense Information under Compensation — Stock Compensation topic of the ASC: Monsanto estimates the value of employee stock options on the date of grant using a lattice-binomial model. A lattice-binomial model requires the use of extensive actual employee exercise behavior data and a number of complex assumptions including volatility, risk-free interest rate and expected dividends. Expected volatilities used in the model are based on implied volatilities from traded options on Monsanto’s stock and historical volatility of Monsanto’s stock price. The expected life represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the model. The lattice-binomial model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The following assumptions were used to calculate the estimated value of employee stock options:

	Lattice-binomial
Assumptions	2011	2010	2009

Expected Dividend Yield	1.7%	1.3%	0.9%
Expected Volatility	31%-43%	28%-43%	37%-69%
Weighted-Average Volatility	41.8%	40.0%	45.5%
Risk-Free Interest Rates	1.82%-3.04%	2.35%-3.16%	1.72%-3.39%
Weighted-Average Risk-Free Interest Rate	1.85%	3.03%	3.35%
Expected Option Life (in years)	6.5	6.3	6.4

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
NOTE 22. CAPITAL STOCK

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
There were no shares of preferred stock outstanding as of Aug. 31, 2011, or Aug. 31, 2010. As of Aug. 31, 2011, and Aug. 31, 2010, 535.3 million and 540.4 million shares of common stock were outstanding, respectively. In addition, 108 million shares of common stock were approved for employee and director stock options, of which 9 million and 12 million were remaining in reserve at Aug. 31, 2011, and Aug. 31, 2010, respectively.
In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four year period. In 2009 and 2008, the company purchased $129 million and $361 million, respectively, of common stock under the $800 million authorization. A total of 11.2 million shares have been repurchased under this program, and it was completed on Dec. 23, 2008.

MONSANTO COMPANY	2011 FORM 10-K

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
In June 2010, the board of directors authorized a new repurchase program of up to an additional $1 billion of the company’s common stock over a three year period beginning July 1, 2010. This repurchase program commenced on Aug. 24, 2010, and will expire on Aug. 24, 2013. Through Aug. 31, 2011, and Aug. 31, 2010, 8.1 million and less than one million shares have been repurchased for $502 million and $1 million, respectively, under the June 2010 program.
NOTE 23. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes all nonshareowner changes in equity. It consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized.
Information regarding accumulated other comprehensive loss is as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Accumulated Foreign Currency Translation Adjustments	$270	$(240)	$(141)
Net Unrealized Loss on Investments, Net of Tax	—	—	(6)
Net Accumulated Derivative Income (Loss), Net of Tax	63	(48)	(101)
Postretirement Benefit Plan Activity, Net of Tax	(449)	(609)	(496)

Accumulated Other Comprehensive Loss	$(116)	$(897)	$(744)

NOTE 24. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the periods shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. These dilutive potential common shares consisted of 5.9 million, 7.1 million and 8.5 million, in fiscal years 2011, 2010 and 2009, respectively. Approximately 11 million, 8 million and 5 million stock options were excluded from the computations of dilutive potential common shares for the years ended Aug. 31, 2011, 2010 and 2009, respectively, as their effect is antidilutive. Of those antidilutive options, approximately 8 million, 8 million and 5 million stock options were excluded from the computations of dilutive potential common shares for the fiscal years ended Aug. 31, 2011, 2010 and 2009, respectively, as their exercise prices were greater than the average market price of common shares for the period.
Effective Sept. 1, 2009, the company retrospectively adopted a FASB-issued standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in the Earnings Per Share topic of the ASC. The adoption of this standard increased the weighted average number of basic and diluted shares by 0.6 million and 0.4 million, respectively, for the fiscal year ended Aug. 31, 2009.

	Year Ended Aug. 31,
	2011	2010	2009

Weighted-Average Number of Common Shares	536.5	543.7	547.1
Dilutive Potential Common Shares	5.9	7.1	8.5

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 25. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes during fiscal years 2011, 2010 and 2009, were as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Interest	$151	$156	$136
Taxes	385	497	657

During fiscal years 2011, 2010 and 2009, the company recorded the following noncash investing and financing transactions:
•	In fourth quarter 2011, 2010 and 2009, the board of directors declared a dividend payable in first quarter 2012, 2011 and 2010, respectively. As of Aug. 31, 2011, 2010 and 2009, a dividend payable of $161 million, $151 million and $145 million, respectively, was recorded.

•	During fiscal years 2011, 2010 and 2009, the company recognized noncash transactions related to restricted stock units and acquisitions. See Note 21 — Stock-Based Compensation Plans — for further discussion of restricted stock units and Note 4 — Business Combinations — for details of adjustments to goodwill.

•	During fiscal year 2011, the company recognized noncash transactions related to a paid-up license agreement for weed control and herbicide combination use. An intangible asset of $81 million was recorded on the Statement of Consolidated Financial Position. The pending payment of $40 million will be made in December 2011.

•	In third quarter 2010, Monsanto acquired the Chesterfield Village Research Center from Pfizer for $435 million. The seller financed $324 million of this purchase. As of Aug. 31, 2011, $136 million is included in short-term debt on the Statements of Consolidated Financial Position. See Note 15 — Debt and Other Credit Arrangements — for further details.

•	During fiscal year 2010, the company recognized noncash transactions related to restructuring. See Note 5 — Restructuring.

•	During fiscal year 2010, the company recognized noncash transactions related to a paid-up license agreement for Glyphosate manufacturing technology. Intangibles of $39 million were recorded on the Statement of Consolidated Financial Position. See Note 11 — Goodwill and Other Intangible Assets — for further details.

•	In 2009, intangible assets of $4 million, long-term investments of $2 million, and liabilities of $6 million were recorded as a result of payment provisions under collaboration and license agreements. See Note 12 — Investments and Equity Affiliates — for further discussion of the investments.

•	In 2009, the company recognized noncash transactions related to a new capital lease. Long-term debt, short-term debt and assets of $18 million, $2 million and $20 million, respectively, were recorded as a result of payment provisions under the lease agreement.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 26. COMMITMENTS AND CONTINGENCIES

Contractual obligations: The following table sets forth the company’s estimates of future payments under contracts as of Aug. 31, 2011.

	Payments Due by Fiscal Year Ending Aug. 31,
							2017 and
(Dollars in millions)	Total	2012	2013	2014	2015	2016	beyond

Total Debt, including Capital Lease Obligations	$2,221	$678	$4	$3	$2	$301	$1,233
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	1,331	80	80	79	79	79	934
Operating Lease Obligations	528	126	104	77	67	64	90
Purchase Obligations:
Uncompleted additions to property	112	112	—	—	—	—	—
Commitments to purchase inventories	2,183	1,331	223	172	156	163	138
Commitments to purchase breeding research	83	44	3	3	3	3	27
R&D alliances and joint venture obligations	132	41	26	14	6	10	35
Other purchase obligations	11	6	5	—	—	—	—
Other Liabilities:
Postretirement and ESOP liabilities(2)	162	103	—	—	—	—	59
Unrecognized tax benefits(3)	299	4
Other liabilities	234	22	15	11	16	11	159

Total Contractual Obligations	$7,296	$2,547	$460	$359	$329	$631	$2,675

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2011.

(2)	Includes the company’s planned pension and other postretirement benefit contributions for 2012. The actual amounts funded in 2012 may differ from the amounts listed above. Contributions in 2013 through 2017 are excluded as those amounts are unknown. Refer to Note 18 — Postretirement Benefits — Pensions — and Note 19 — Postretirement Benefits — Health Care and Other Postemployment Benefits — for more information. The 2017 and beyond amount relates to the ESOP enhancement liability balance. Refer to Note 20 — Employee Savings Plans — for more information.

(3)	Unrecognized tax benefits relate to uncertain tax positions recorded under the Income Taxes topic of the ASC. The company is unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Note 14 — Income Taxes — for more information.
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
Rent expense was $222 million for fiscal year 2011, $193 million for fiscal year 2010 and $205 million for fiscal year 2009.
Guarantees: Monsanto may provide and has provided guarantees on behalf of its consolidated subsidiaries for obligations incurred in the normal course of business. Because these are guarantees of obligations of consolidated subsidiaries, Monsanto’s consolidated financial position is not affected by the issuance of these guarantees.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify its officers and directors for liabilities incurred by reason of their position with Monsanto. Contracts for the sale or purchase of a business or line of business may require indemnification for various events, including certain events that arose before the sale, or tax liabilities that arise before, after or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark, or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Litigation settlement agreements may contain indemnification provisions covering future issues associated with the settled matter. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments that provide recipients amounts equal to the sums they would have received had no such withholding been made. Indemnities like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements and other licenses. Leases may require indemnification for liabilities Monsanto’s operations may potentially create for the lessor or lessee. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, to what extent. Historically, these types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of $3 million as of fiscal years 2011 and 2010, related to these indemnifications.
Monsanto provides guarantees for certain customer loans in the United States, Brazil, Europe and Argentina. See Note 7 — Customer Financing Programs — for additional information.
Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement can be found below in the “Litigation” section of this note.
Customer Concentrations in Gross Trade Receivables: The following table sets forth Monsanto’s gross trade receivables as of Aug. 31, 2011, and Aug. 31, 2010, by significant customer concentrations:

	As of Aug. 31,
(Dollars in millions)	2011	2010

U.S. Agricultural Product Distributors	$908	$634
Europe-Africa(1)	422	399
Argentina(1)	222	152
Asia-Pacific(1)	218	142
Mexico(1)	132	122
Brazil(1)	150	105
Canada(1)	48	26
Other	115	153

Gross Trade Receivables	2,215	1,733
Less: Allowance for Doubtful Accounts	(98)	(143)

Net Trade Receivables	$2,117	$1,590

(1)	Represents customer receivables within the specified geography.
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and also, pursuant to indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

proceedings, Monsanto has established a reserve for the estimated liabilities. For more information on Monsanto’s policies regarding “Litigation and Other Contingencies”, see Note 2 — Significant Accounting Policies. Portions of the liability included in a reserve for which the amount and timing of cash payments are fixed or readily determinable were discounted, using a risk-free discount rate adjusted for inflation ranging from 2.6 to 3.5 percent. The remaining portions of the liability were not subject to discounting because of uncertainties in the timing of cash outlay. The following table provides a detailed summary of the discounted and undiscounted amounts included in the reserve for environmental and litigation liabilities:

(Dollars in millions)

Aggregate Undiscounted Amount	$135

Discounted Portion:
Expected payment (undiscounted) for:
2012	22
2013	14
2014	11
2015	16
2016	11
Undiscounted aggregate expected payments after 2016	160

Aggregate Amount to be Discounted as of Aug. 31, 2011	234
Discount, as of Aug. 31, 2011	(104)

Aggregate Discounted Amount Accrued as of Aug. 31, 2011	$130

Total Environmental and Litigation Reserve as of Aug. 31, 2011	$265

Changes in the environmental and litigation liabilities for fiscal years 2009, 2010, and 2011 are as follows:

Balance at Sept. 1, 2008	$272
Payments	(85)
Accretion	8
Additional liabilities recognized in fiscal year 2009	56
Foreign currency translation and other	11

Balance at Aug. 31, 2009	$262
Payments	(57)
Accretion	5
Additional liabilities recognized in fiscal year 2010	45

Balance at Aug. 31, 2010	$255
Payments	(53)
Accretion	11
Additional liabilities recognized in fiscal year 2011	52

Total Environmental and Litigation Reserve as of Aug. 31, 2011	$265

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

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

the financial capabilities of the other potentially responsible parties. Monsanto cannot reasonably estimate any additional loss and does not expect the resolution of such uncertainties, or environmental matters not reflected in the liability, to have a material adverse effect on its consolidated results of operations, financial position, cash flows or liquidity.
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
•	On Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. The court has set a trial date of Jan. 3, 2012, for the Bibb medical monitoring class action.
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
Including litigation reflected in the liability, Monsanto is involved in various legal proceedings that arise in the ordinary course of its business or pursuant to Monsanto’s indemnification obligations to Pharmacia, as well as proceedings that management has considered to be material under SEC regulations. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Monsanto believes that it has meritorious legal positions and will continue to represent its interests vigorously in all of the proceedings that it is defending or prosecuting. Although the ultimate liabilities resulting from such proceedings, or the proceedings reflected in the above liability, may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated results of operations, financial position, cash flows or liquidity. Specific information with respect to these proceedings appears below and in Part I — Item 3 — Legal Proceedings of Monsanto’s Report on Form 10-K.
•	On June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTE 27. SEGMENT AND GEOGRAPHIC DATA

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The wheat and sugarcane businesses acquired in fourth and second quarters of 2009, respectively, are included in the all other crops seeds and traits operating segment. In February 2011, the company reorganized certain operating segments within our Agricultural Productivity reportable segment as a result of a change in the way the Chief Executive Officer, who is the chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources. The Roundup and other glyphosate-based herbicides operating segment and the other operating segments within Agricultural Productivity were combined into one operating segment which is now managed as one business representing our weed management platform and to support our Seeds and Genomics business. The change in operating segments had no impact on the company’s reportable segments. The historical segment disclosures have been recast to be consistent with the current presentation. The Dairy business, which was previously included in the Agricultural Productivity segment, was divested in fiscal year 2009 and is included in discontinued operations. EBIT is defined as earnings (loss) before interest and taxes and is an operating performance measure for the two business segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on activity. Based on the Agricultural Productivity segment’s decreasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2010.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, are presented in the table that follows:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Net Sales(1)
Corn seed and traits	$4,805	$4,260	$4,119
Soybean seed and traits	1,542	1,486	1,448
Cotton seed and traits	847	611	466
Vegetable seeds	895	835	808
All other crops seeds and traits	493	419	462

Total Seeds and Genomics	$8,582	$7,611	$7,303

Agricultural productivity	3,240	2,872	4,382

Total Agricultural Productivity	$3,240	$2,872	$4,382

Total	$11,822	$10,483	$11,685

Gross Profit
Corn seed and traits	$2,864	$2,464	$2,608
Soybean seed and traits	1,045	905	871
Cotton seed and traits	642	454	344
Vegetable seeds	534	492	416
All other crops seeds and traits	221	223	267

Total Seeds and Genomics	$5,306	$4,538	$4,506

Agricultural productivity	773	529	2,214

Total Agricultural Productivity	$773	$529	$2,214

Total	$6,079	$5,067	$6,720

EBIT(2)(3)(5)
Seeds and genomics	$2,106	$1,597	$1,651
Agricultural productivity	281	(29)	1,307

Total	$2,387	$1,568	$2,958

Depreciation and Amortization Expense
Seeds and genomics	$496	$461	$428
Agricultural productivity	117	141	120

Total	$613	$602	$548

Equity Affiliate Income
Seeds and genomics	$(21)	$(15)	$(17)
Agricultural productivity	—	—	—

Total	$(21)	$(15)	$(17)

Total Assets(4)
Seeds and genomics	$15,351	$13,584	$13,347
Agricultural productivity	4,493	4,268	4,484

Total	$19,844	$17,852	$17,831

Property, Plant and Equipment Purchases
Seeds and genomics	$434	$623	$717
Agricultural productivity	106	132	199

Total	$540	$755	$916

Investment in Equity Affiliates
Seeds and genomics	$141	$131	$122
Agricultural productivity	—	—	—

Total	$141	$131	$122

(1)	Represents net sales from continuing operations.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income attributable to Monsanto Company as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two business segments.

(3)	Agricultural Productivity EBIT includes income of $3 million, $4 million and $18 million from discontinued operations for fiscal years 2011, 2010 and 2009, respectively.

(4)	Includes assets recorded in continuing operations and discontinued operations.

(5)	EBIT includes restructuring charges for fiscal years 2011, 2010 and 2009. See Note 5 — Restructuring — for additional information.
A reconciliation of EBIT to net income for each period follows:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

EBIT(1)	$2,387	$1,568	$2,958
Interest Expense — Net	88	106	58
Income Tax Provision(2)	692	366	808

Net Income Attributable to Monsanto Company	$1,607	$1,096	$2,092

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax (benefit) provision on discontinued operations.
Net sales and long-lived assets are attributed to the geographic areas of the relevant Monsanto legal entities. For example, a sale from the United States to a customer in Brazil is reported as a U.S. export sale.

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	Year Ended Aug. 31,			As of Aug. 31,
(Dollars in millions)	2011	2010	2009	2011	2010

United States	$6,372	$5,993	$6,395	$6,869	$6,817
Europe-Africa	1,515	1,272	1,763	1,326	1,157
Brazil	1,276	1,066	1,419	948	873
Asia-Pacific	841	692	568	348	322
Argentina	773	616	597	237	223
Canada	458	364	457	94	72
Mexico	362	312	332	96	86
Other	225	168	154	234	227

Total	$11,822	$10,483	$11,685	$10,152	$9,777

NOTE 28. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Advertising Costs: Costs for producing and communicating advertising for the various brands and products were charged to selling, general and administrative (SG&A) expenses as they were incurred. Advertising costs were $100 million, $120 million and $59 million in 2011, 2010 and 2009, respectively.
Agency Fee and Marketing Agreement: In 1998, Pharmacia entered into an agency and marketing agreement with The Scotts Miracle-Gro Company (f/k/a The Scotts Company) (Scotts) with respect to the lawn-and-garden herbicide business, which was transferred to Monsanto in connection with its separation from Pharmacia. Scotts acts as Monsanto’s principal agent to market and distribute its lawn-and-garden herbicide products. The agreement has an indefinite term, except in certain countries in the European Union. The agreement related to those countries was automatically renewed for two more years on September 30, 2011. Under the agreement, beginning in fourth quarter 1998, Scotts was obligated to pay Monsanto a $20 million fixed fee each year (the annual payment) for the length of the contract to defray costs associated with the lawn-and-garden herbicide business. Monsanto records the annual payment from Scotts as a reduction of SG&A expenses ratably over the year to which the payment relates.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto is obligated to pay Scotts an annual commission based on the earnings of the lawn-and-garden herbicide business (before interest and income taxes). The amount of the commission due to Scotts varies depending on whether or not the earnings of the lawn-and-garden herbicide business exceed certain thresholds. The commission due to Scotts is accrued monthly and is included in SG&A expenses. The commission expense included in SG&A expenses was $78 million in fiscal year 2011, $90 million in fiscal year 2010, and $71 million in fiscal year 2009 (the commission expense presented herein is not netted with any payments received from Scotts).
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
During fiscal years 2011, 2010, and 2009 income from operations of discontinued businesses was insignificant.

MONSANTO COMPANY	2011 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 30. QUARTERLY DATA (UNAUDITED)

Background of the Restatement
In November 2011, Monsanto filed an Amended Annual Report on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended Aug. 31, 2010, to restate the company’s audited consolidated financial statements and related disclosures for the fiscal years ended Aug. 31, 2010, and Aug. 31, 2009. The original Form 10-K was filed with the Securities and Exchange Commission (“SEC”) on Oct. 27, 2010. In addition to the filing of the Form 10-K/A, Monsanto filed amendments to the company’s Quarterly Reports on Form 10-Q for each of the quarterly periods ended Nov. 30, 2010, Feb. 28, 2011, and May 31, 2011, to restate the company’s unaudited condensed consolidated financial statements and related financial information for those quarterly periods and the comparative fiscal year 2010 periods for the effects of the restatement. The financial data for the fiscal year quarters in 2011 and 2010 herein incorporate the effects of this restatement.
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
In the third quarter of fiscal year 2011, Monsanto announced an investigation being conducted by the SEC of the company’s financial reporting associated with customer incentive programs for glyphosate products for fiscal years 2010 and 2009. Following the SEC notification, Monsanto began its own review and the Audit and Finance Committee of the Board of Directors retained independent advisors to conduct an internal investigation. Through this review, the company identified communications with customers and we identified other facts as described below that impacted our determination of which revenue transactions resulted in progress by the customer toward earning the program incentive.
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
Additionally, Monsanto maintained an incentive program related to annual incentive agreements with distributors regarding their sales of branded glyphosate. At the end of fiscal year 2009, Monsanto determined not to make annual incentive payments under this program to seven of its distributors who had failed to meet their agreed upon sales targets for branded glyphosate and reversed incentive accruals previously recorded under this program for these customers. The company then provided these distributors with an opportunity to earn back a substantial portion of these incentives in fiscal year 2010 by achieving volume targets for branded glyphosate and performing other marketing and sales activities in that fiscal year. Monsanto originally recorded the costs of this program over these distributors’ fiscal year 2010 purchases as a percentage of aggregated agreed upon fiscal year 2010 sales volume targets. As a result of its internal review, the company determined that, although this program was formally announced in the first quarter of fiscal year 2010, Monsanto representatives communicated with distributors about the program in the fourth quarter of fiscal year 2009, and that the incentive opportunity ultimately provided to each distributor under this program in fiscal year 2010 was derived from each distributor’s total sales of branded glyphosate in fiscal year 2009. In light of these facts, Monsanto determined that purchases made by these customers in fiscal years 2009 and 2010 represented progress toward earning the program incentive. As such, the company determined that the appropriate method of recording the cost associated with this program is based upon each distributor’s purchase volume over the period of fiscal years 2009 and 2010, with a cumulative catch-up entry in the fourth quarter of fiscal year 2009. Accordingly, the company recorded an additional $20 million of customer incentive program costs as a reduction of revenue in fiscal year 2009 originally recorded as a reduction in revenue in fiscal year 2010. In addition, Monsanto’s internal review revealed that, during the second quarter of fiscal year 2010, one of the seven distributors received written confirmation from Monsanto that it had fulfilled the requirements of this program. Accordingly, the company determined that it was appropriate to record the full amount of this distributor’s unearned incentive in the second quarter of 2010. As a result of the company’s determination, approximately $10 million of accruals associated with this one distributor’s incentive under this program originally recorded as a reduction of revenue in third quarter fiscal year 2010 were recorded as a reduction of revenue in second quarter fiscal year 2010.
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
The following tables include the impact of the restatement on Monsanto’s previously issued audited Statements of Consolidated Operations for the years ended Aug. 31, 2010.
Discontinued Operations
The following tables also include financial data for the fiscal year quarters in 2011 and 2010 which have been adjusted for discontinued operations. See Note 29 — Discontinued Operations — for further discussion of the divested Dairy business.

(Dollars in millions, except per share amounts)
	1st	2nd	3rd	4th
2011	Quarter	Quarter	Quarter	Quarter	Total

Net Sales	$1,836	$4,131	$3,608	$2,247	$11,822
Gross Profit	824	2,310	1,973	972	6,079
Income (Loss) from Continuing Operations Attributable to Monsanto Company	9	1,015	692	(111)	1,605
Income (Loss) on Discontinued Operations	—	3	—	(1)	2
Net Income (Loss)	15	1,030	712	(98)	1,659
Net Income (Loss) Attributable to Monsanto Company	$9	$1,018	$692	$(112)	$1,607

Basic Earnings (Loss) per Share Attributable to Monsanto Company:
Income (Loss) from continuing operations	$0.02	$1.89	$1.29	$(0.21)	$2.99
Income on discontinued operations	—	0.01	—	—	0.01
Net Income (Loss) Attributable to Monsanto Company	$0.02	$1.90	$1.29	$(0.21)	$3.00

Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$0.02	$1.87	$1.28	$(0.21)	$2.96
Income on discontinued operations	—	0.01	—	—	—
Net Income (Loss) Attributable to Monsanto Company	$0.02	$1.88	$1.28	$(0.21)	$2.96

2010

Net Sales	$1,704	$3,878	$3,003	$1,898	$10,483
Gross Profit	746	2,087	1,428	806	5,067
(Loss) Income from Continuing Operations Attributable to Monsanto Company	(27)	886	403	(170)	1,092
Income (Loss) on Discontinued Operations	5	—	—	(1)	4
Net (Loss) Income	(22)	888	416	(167)	1,115
Net (Loss) Income Attributable to Monsanto Company	$(22)	$886	$403	$(171)	$1,096

Basic (Loss) Earnings per Share Attributable to Monsanto Company:
(Loss) Income from continuing operations	$(0.05)	$1.62	$0.74	$(0.31)	$2.01
Income on discontinued operations	0.01	—	—	—	0.01
Net (Loss) Income Attributable to Monsanto Company	$(0.04)	$1.62	$0.74	$(0.31)	$2.02

Diluted (Loss) Earnings per Share Attributable to Monsanto Company:(1)
(Loss) Income from continuing operations	$(0.05)	$1.60	$0.73	$(0.31)	$1.99
Income on discontinued operations	0.01	—	—	—	—
Net (Loss) Income Attributable to Monsanto Company	$(0.04)	$1.60	$0.73	$(0.31)	$1.99

(1)	Because Monsanto reported a loss from continuing operations in the fourth quarter 2011 and the first and fourth quarters of 2010, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share do not total to the full-year amount.
NOTE 31. SUBSEQUENT EVENTS

The company had no subsequent events other than those described in Note 4— Business Combinations, Note 14— Income Taxes, and Note 15— Debt and Other Credit Arrangements.

MONSANTO COMPANY	2011 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Restatement of Prior Period Financial Statements
As the company announced in June 2011, the SEC is conducting an investigation into the financial reporting of the company’s customer incentive programs related to glyphosate products in fiscal years 2009 and 2010. Following the SEC’s notification, the company began its own review and the Audit and Finance Committee of the Board of Directors retained independent advisors to conduct an internal investigation. Based on the results of that work, on Oct. 3, 2011, the Audit and Finance Committee of the Board of Directors of the company and management determined that previously issued consolidated financial statements for the fiscal years 2010 and 2009 would need to be restated. The Company filed a Form 10-K/A for fiscal year 2010 on Nov. 14, 2011.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period covered by this report and concluded that, because of the material weakness in our internal control over financial reporting of the company’s customer incentive programs related to the glyphosate business discussed below, our disclosure controls and procedures were not effective as of the period covered by this report. Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
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
• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the company’s internal control over financial reporting as of Aug. 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration

MONSANTO COMPANY	2011 FORM 10-K

of the control deficiencies discussed below, management has concluded that the company’s internal control over financial reporting was not effective as of Aug. 31, 2011, due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified: (i) control deficiencies in its internal controls associated with the customer incentives processes that constitute a material weakness, and (ii) the need to restate prior period financial statements. The material weakness in internal control over financial reporting identified is as follows:
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
The effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2011, has been audited by Deloitte & Touch LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the period that ended on Aug. 31, 2011, there was no change in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
On Oct. 24, 2011, the People and Compensation Committee of Monsanto’s Board of Directors approved base salaries to become effective as of Jan. 9, 2012, for the named executive officers included in Monsanto’s proxy statement dated Dec. 10, 2010. A summary of cash compensation arrangements is included in Exhibit 10.25 to this Form 10-K and incorporated herein by reference.

MONSANTO COMPANY	2011 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information appearing in Monsanto Company’s definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A in December 2011 (Proxy Statement), is incorporated herein by reference:
Information appearing under the heading “Information Regarding Board of Directors” including biographical information regarding nominees for election to, and members of, the Board of Directors;
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
The following information with respect to the executive officers of the Company on Nov. 14, 2011, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

MONSANTO COMPANY	2011 FORM 10-K

		Year First Became
	Present Position	an Executive
Name—Age	with Registrant	Officer	Other Business Experience since Sept. 1, 2006*

Brett D. Begemann, 50	Executive Vice President and Chief Commercial Officer	2003	Executive Vice President, International Commercial — Monsanto Company, 6/03-10/07; Executive Vice President, Global Commercial — Monsanto Company, 10/07-10/09; Executive Vice President, Seeds & Traits — Monsanto Company, 10/09-1/11; present position, 1/11

Pierre Courduroux, 46	Senior Vice President and Chief Financial Officer	2011	Finance Lead, EMEA — Monsanto Company, 9/04-10/07; Global Finance Lead, Vegetables Business — Monsanto Company, 10/07-12/09; Global Seeds & Traits Finance Lead — Monsanto Company, 12/09-1/11, present position, 1/11

Robert T. Fraley, 58	Executive Vice President and Chief Technology Officer	2000	Present position, 8/00

Hugh Grant, 53	Chairman of the Board, President and Chief Executive Officer	2000	Present position, 10/03

Tom D. Hartley, 52	Vice President and Treasurer	2008	Technology Finance and Alliances Lead — Monsanto Company, 9/04-5/07; Director, International Finance — Monsanto Company, 5/07-12/08; present position, 12/08

Janet M. Holloway, 57	Senior Vice President, Chief of Staff and Community Relations	2000	Vice President and Chief of Staff — Monsanto Company, 4/05-10/07; present position, 10/07

Consuelo E. Madere, 51	Vice President, Global Vegetable and Asia Commercial	2009	General Manager, Europe-Africa — Monsanto Company, 8/05-7/08; President, Vegetable Seeds Division — Monsanto Company, 7/08-10/09; Vice President, Global Vegetable Business — Monsanto Company, 10/09-1/11; present position, 1/11

Steven C. Mizell, 51	Executive Vice President, Human Resources	2004	Senior Vice President, Human Resources — Monsanto Company, 4/04-8/07; present position, 8/07

Kerry J. Preete, 51	Senior Vice President, Global Strategy	2008	President — Seminis Vegetable Seeds, 11/05-6/08; Vice President, International Commercial — Monsanto Company, 6/08-7/09; Vice President, Commercial and President, Roundup Division — Monsanto Company, 7/09-10/09; Vice President, Crop Protection — Monsanto Company, 10/09-1/11; present position, 1/11

MONSANTO COMPANY	2011 FORM 10-K

		Year First Became
	Present Position	an Executive
Name—Age	with Registrant	Officer	Other Business Experience since Sept. 1, 2006*

Nicole M. Ringenberg, 50	Vice President and Controller	2007	Asia Pacific Business Lead — Monsanto Company, 08/04 - 12/06; Vice President, Finance — Monsanto Company, 1/07-10/07; Vice President, Finance and Operations, Global Commercial — Monsanto Company, 10/07-10/09; Vice President, Finance, Seeds & Traits — Monsanto Company, 10/09-12/09; present position, 12/09

David F. Snively, 57	Executive Vice President, Secretary and General Counsel	2006	Senior Vice President, Secretary and General Counsel — Monsanto Company, 9/06-9/10; present position, 9/10

Gerald A. Steiner, 51	Executive Vice President, Sustainability & Corporate Affairs	2001	Executive Vice President, Commercial Acceptance — Monsanto Company, 6/03-12/08; present position, 12/08

*	Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia Corporation.
ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Compensation Committee Interlocks and Insider Participation”; “Board Role in Risk Oversight and Assessment”; “Compensation of Directors”; Report of the People and Compensation Committee”; “Compensation Discussion and Analysis”; “Summary Compensation Table”; “Grants of Plan-Based Awards Table”; “Additional Information Explaining Summary Compensation and Grants of Plan-Based Awards Tables”; “Outstanding Equity Awards at Fiscal Year-End Table”; “Option Exercises and Stock Vested Table”; “Pension Benefits”; “Non-qualified Deferred Compensation”; and “Potential Payments Upon Termination or Change of Control.”
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

MONSANTO COMPANY	2011 FORM 10-K

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:
(1)	The following financial statements appearing in Item 8: “Statements of Consolidated Operations”; “Statements of Consolidated Financial Position”; “Statements of Consolidated Cash Flows”; “Statements of Consolidated Shareowners’ Equity and Comprehensive Income.”
(2)	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

MONSANTO COMPANY	2011 FORM 10-K

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

Signature	Title	Date

* (David L. Chicoine)	Director	Nov. 14, 2011

*	Director	Nov. 14, 2011
(Janice L. Fields)

/s/ HUGH GRANT	Chairman of the Board, President and	Nov. 14, 2011
(Hugh Grant)	Chief Executive Officer, Director (Principal Executive Officer)

*	Director	Nov. 14, 2011
(Arthur H. Harper)

*	Director	Nov. 14, 2011
(Laura K. Ipsen)

*	Director	Nov. 14, 2011
(Gwendolyn S. King)

*	Director	Nov. 14, 2011
(C. Steven McMillan)

*	Director	Nov. 14, 2011
(Jon R. Moeller)

*	Director	Nov. 14, 2011
(William U. Parfet)

*	Director	Nov. 14, 2011
(George H. Poste)

*	Director	Nov. 14, 2011
(Robert J. Stevens)

/s/ PIERRE COURDUROUX	Senior Vice President, Chief Financial	Nov. 14, 2011
(Pierre Courduroux)	Officer (Principal Financial Officer)

/s/ NICOLE M. RINGENBERG	Vice President and Controller	Nov. 14, 2011
(Nicole M. Ringenberg)	(Principal Accounting Officer)
*   David F. Snively, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/ DAVID F. SNIVELY
David F. Snively
Attorney-in-Fact

MONSANTO COMPANY	2011 FORM 10-K

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

2	1.	Separation Agreement, dated as of Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).*

	2.	First Amendment to Separation Agreement, dated July 1, 2002, between Pharmacia and the company (incorporated by reference to Exhibit 99.2 of Form 8-K, filed July 30, 2002, File No. 1-16167).*

3	1.	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).

	2.	Monsanto Company Bylaws, as amended effective June 8, 2011 (incorporated by reference to Exhibit 3.2(i) of Form 8-K, filed June 14, 2011, File No. 1-16167).

4	1.	Indenture, dated as of Aug. 1, 2002, between the company and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

	2.	Form of Registration Rights Agreement, dated Aug. 25, 2005, relating to 5 1/2 % Senior Notes due 2025 of the company (incorporated by reference to Exhibit 4.3 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

9	Omitted

10	1.	Tax Sharing Agreement, dated July 19, 2002, between the company and Pharmacia (incorporated by reference to Exhibit 10.4 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	2.	Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated as of Sept. 1, 2000 (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	2.1.	Amendment to Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 2.1 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	3.	Intellectual Property Transfer Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	4.	Services Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.9 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	5.	Corporate Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	6.	Agreement among Solutia, Pharmacia and the company, relating to settlement of certain litigation (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

	7.	Global Settlement Agreement, executed Sept. 9, 2003, in the U.S. District Court for the Northern District of Alabama, and in the Circuit Court of Etowah County, Alabama (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

	8.	Solutia’s Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (As Modified) (incorporated by reference to Exhibit 2.1 of Solutia’s Form 8-K filed December 5, 2007, SEC File No. 001-13255).

	9.	Amended and Restated Settlement Agreement dated February 28, 2008, by and among Solutia Inc., Monsanto Company and SFC LLC (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8-K filed March 5, 2008, SEC File No. 001-13255).

	10.	First Amended and Restated Retiree Settlement Agreement dated as of July 10, 2007, among Solutia Inc., the company and the claimants set forth therein (incorporated by reference to Exhibit 10.3 of Solutia’s Form 8-K filed March 5, 2008, SEC File No. 001-13255)

	11.	Letter Agreement between the company and Pharmacia, effective Aug. 13, 2002 (incorporated by reference to Exhibit 10.6 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	12.	Five-Year Credit Agreement, dated April 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed April 7, 2011, File No. 1-16167).

	13.	The Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated, effective Sept. 1, 2011.†

	14.	Monsanto Company Long-Term Incentive Plan, as amended and restated, effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167).†

	14.1.	First Amendment, effective Jan. 29, 2004, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.1 of the Form 10-Q for the period ended Feb. 29, 2004, File No. 1-16167).†

	14.2.	Second Amendment, effective Oct. 23, 2006, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18.2 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

	14.3.	Third Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.3 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

	14.4.	Fourth Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.4 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

	14.5.	Fifth Amendment, effective Sept. 1, 2010, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

	14.6.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Oct. 2004 (incorporated by reference to Exhibit 10.16.2 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167). †

	14.7.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167).†

	14.8.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as of Oct. 2008 (incorporated by reference to Exhibit 10.19.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

	14.9.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Oct. 25, 2010 (incorporated by reference to Exhibit 10.14.9 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	14.10.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 24, 2011.†

	14.11.	Form of Terms and Conditions of Restricted Stock Grant Under the Monsanto Company Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17.3 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

	14.12.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2006 (incorporated by reference to Exhibit 10.18.5 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167). †

	14.13.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2005 (incorporated by reference to Exhibit 10.17.4 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

	14.14.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167). †

	14.15.	Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan and the Monsanto 2005 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).†

	14.16	Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan and the Monsanto 2005 Long-Term Incentive Plan, as approved on Aug. 3, 2011.†

	15.	Monsanto Company 2005 Long-Term Incentive Plan, effective Jan. 20, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Jan. 26, 2005, File No. 1-16167). †

MONSANTO COMPANY	2011 FORM 10-K

Exhibit No.		Description

	15.1.	First Amendment, effective Oct. 23, 2006, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18.2 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167). †

	15.2.	Second Amendment, effective June 14, 2007, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20.2 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167). †

	15.3.	Third Amendment, effective June 14, 2007, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20.3 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167). †

	15.4.	Fourth Amendment, effective Sept. 1, 2010, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

	15.5.	Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors by executed unanimous written consent on Oct. 11, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Oct. 17, 2007, File No. 1-16167). †

	15.6.	Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 20, 2008 (incorporated by reference to Exhibit 20.5 of Form 10-K for the period ended Aug. 31, 2009, File No. 1-16167). †

	15.7.	Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 26, 2009 (incorporated by reference to Exhibit 10.20.6 to Form 10-K, filed Oct. 27, 2009, File No. 16167). †

	15.8.	Form of Terms and Conditions of Fiscal Year 2011 Restricted Stock Unit Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 26, 2010 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

	15.9.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan and the 2005 Long-Term Incentive Plan, as approved on Aug. 24, 2011. †

	15.10.	Form of Terms and Conditions of Financial Goal Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved Oct. 24, 2011. †

	15.11.	Form of Terms and Conditions of Strategic Performance Goal Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 26, 2009 (incorporated by reference to Exhibit 10.20.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167). †

	15.11.1.	Summary of Potential Number of Shares that may Vest Under, and Terms and Conditions of, the Strategic Performance Goal Restricted Stock Unit Grants (incorporated by reference to Exhibit 10.20.7.1 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167). †

	15.12.	Form of Terms and Conditions of Retention and Performance Restricted Stock Unit Grant under the Monsanto Company 2005 Long-Term Incentive Plan.†

	16.	Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 10.16 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

16.1.	Amendment No. 1, effective Aug. 27, 2009, to the Amended and Restated Deferred Payment Plan, effective Dec. 8,
2008 (incorporated by reference to Exhibit 10.16.1 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	16.2.	Amendment No. 2, effective Aug. 1, 2010, to the Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 10.16.2 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	17.	Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	17.1.	Form of Terms and Conditions of Units Under the Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17.1 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	18.	Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Approval of Performance Goal Under §162(m) of the Internal Revenue Code” on pages 12 through 13 of the Proxy Statement dated Dec. 14, 2005).†

	19.	Fiscal Year 2011 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 26, 2010 (incorporated by reference to Exhibit 10.5 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

	20.	Fiscal Year 2012 Annual Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 24, 2011 (incorporated by reference to Exhibit 10 to Form 8-K, filed Aug. 30, 2011, File No. 1-16167). †

	21.1	Form of Change of Control Employment Security Agreement for Messrs. Begemann, Grant and Snively, and Dr. Fraley, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 to Form 8-K, filed on Sept. 7, 2010, File No. 1-16167). †

	21.2.	Form of Change of Control Employment Security Agreement for Mr. Courduroux, effective Feb. 4. 2011 (incorporated by reference to Exhibit 10 to Form 8-K, filed on Feb. 10, 2011, File No. 1-16167). †

	22.	Monsanto Company Executive Health Management Program, as amended and restated as of Oct. 25, 2010 (incorporated by reference to Exhibit 10.22 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	23.	Amended and Restated Monsanto Company Recoupment Policy, as approved by the Board of Directors on Oct. 27, 2009 (incorporated by reference to Exhibit 10.20.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

	24.	Monsanto Benefits Plan for Third Country Nationals (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167) †

	24.1.	Amendment to Monsanto Benefits Plan for Third Country Nationals, effective Aug. 5, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167). †

	25.	Base Salaries of Named Executive Officers dated Oct. 2011.†

11	Omitted — see Item 8 — Note 23 — Earnings per Share.

12	Statements Re Computation of Ratios.

13	Omitted

14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our Web site at www.monsanto.com.

16	Omitted

18	Omitted

21	Subsidiaries of the Registrant.

22	Omitted

23	Consent of Independent Registered Public Accounting Firm.

24	1.	Powers of Attorney submitted by David L. Chicoine, Janice L. Fields, Laura K. Ipsen, Jon R. Moeller, Gwendolyn S. King, C. Steven McMillan, William U. Parfet, George H. Poste and Robert J. Stevens.

	2.	Power of Attorney submitted by Arthur H. Harper.

31	1.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

	2.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules and similar attachments to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

†	Represents management contract or compensatory plan or arrangement.
Monsanto Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10 percent or less of the total assets of the company and its subsidiaries on a consolidated basis.