Form 10-K/A
period 2010-08-31
MONSANTO CO /NEW/
filed 2011-12-01
CIK 1110783

MONSANTO COMPANY	2010 FORM 10-K/A

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-K/A (“Amendment No. 2”) (the “Amended Filing”) to our Annual Report on Form 10-K for the fiscal year ended Aug. 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on Oct. 27, 2010 (the “Original Filing”), as amended by Form 10-K/A, filed on Nov. 14, 2011 (“Amendment No. 1”), to include the conformed signatures of our independent registered public accounting firm, Deloitte & Touche LLP (“D&T”), on both of its Reports of Independent Registered Public Accounting Firm, set forth on pages 52-54 in Part II, Item 8, and its consent filed as Exhibit 23, each of Amendment No. 1. The signed reports and consent were obtained by us prior to our filing of Amendment No.1 with the SEC, but the conformed signatures of D&T were inadvertently omitted from Amendment No. 1.

No other changes are being made to the Financial Statements or any other matter in Part II, Item 8 of Amendment No. 1. In addition, no changes are being made to any other item of Amendment No. 1 other than the updating of: (i) correction of a date reference in Item 9A, (ii) the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers, and (iii) the Exhibit Index to disclose that certain exhibits that were filed with Amendment No. 1 are incorporated by reference into this Amended Filing. The sections of the Original Filing as amended by Amendment No. 1 that are not being amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Filing as amended by Amendment No. 1 and has not been updated to reflect events occurring subsequent to the filing date for the Original Filing other than those associated with the restatement of Monsanto’s consolidated financial statements and the reorganization of certain operating segments as reported in the Form 8-K filed on April 8, 2011.

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

/s/ DELOITTE & TOUCHE LLP

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

/s/ DELOITTE & TOUCHE LLP

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

10

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Year Ended Aug. 31, 2010			Year Ended Aug. 31, 2009

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions	$ 85	$ 47	$132	$175	$63	$238
Facility Closures / Exit Costs	46	31	77	3	47	50
Asset Impairments
Property, plant and equipment	8	1	9	31	4	35
Inventory	93	13	106	24	—	24
Other intangible assets	—	—	—	59	—	59

Total Restructuring Charges, Net	$ 232	$92	$324	$292	$114	$406

				Cumulative Amount through Aug. 31, 2010

(Dollars in millions)				Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions				$260	$110	$370
Facility Closures / Exit Costs				49	78	127
Asset Impairments
Property, plant and equipment				39	5	44
Inventory				117	13	130
Other intangible assets				59	—	59

Total Restructuring Charges, Net				$524	$206	$730

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

(Dollars in millions)	Work Force Reductions	Facility Closures/ Exit Costs	Asset Impairments	Total

Restructuring charges recognized in fourth quarter 2009	$238	$50	$118	$406
Cash payments	(7)	—	—	(7)
Asset impairments and write-offs	—	—	(118)	(118)
Acceleration of stock-based compensation expense in additional contributed capital	(15)	—	—	(15)

Ending Liability as of Aug. 31, 2009	$216	$50	$—	$266
Restructuring charges recognized in fiscal year 2010	132	77	115	324
Cash payments	(180)	(83)	—	(263)
Asset impairments and write-offs	—	—	(115)	(115)
Acceleration of stock-based compensation expense in additional contributed capital	(4)	—	—	(4)
Foreign currency impact	(11)	—	—	(11)

Ending Liability as of Aug. 31, 2010	$153	$44	$—	$197

NOTE 6. RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2008, 2009 and 2010.

(Dollars in millions)

Balance Sept. 1, 2007	$217
Additions — charged to expense	42
Other(1)	(41)

Balance Aug. 31, 2008	$218
Additions — charged to expense	23
Other(1)	(79)

Balance Aug. 31, 2009	$162
Additions — charged to expense	51
Other(1)	(70)

Balance Aug. 31, 2010	$143

(1) Includes reclassifications to long-term, write-offs, and foreign currency translation adjustments.

The following table displays a roll forward of the allowance for doubtful long-term receivables for fiscal years 2008, 2009 and 2010.

(Dollars in millions)

Balance Sept. 1, 2007	$131
Additions — charged to expense	15
Other(1)	33

Balance Aug. 31, 2008	$179
Additions — charged to expense	26
Other(1)	(33)

Balance Aug. 31, 2009	$172
Additions — charged to expense	7
Other(1)	47

Balance Aug. 31, 2010	$226

(1)	Includes reclassifications from current, write-offs, and foreign currency translation adjustments.

MONSANTO COMPANY	2010 FORM 10-K/A

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8. INVENTORY

Components of inventory are:

	As of Aug. 31,

(Dollars in millions)	2010 Restated	2009 Restated

Finished Goods	$1,135	$1,362
Goods In Process	1,299	1,298
Raw Materials and Supplies	326	376

Inventory at FIFO Cost	2,760	3,036
Excess of FIFO over LIFO Cost	(111)	(185)

Total	$2,649	$2,851

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

acquisitions. These increases were offset by a decrease of $20 million related to the finalization of the purchase price allocations for 2008 acquisitions. See Note 4 — Business Combinations — for further information.

Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2010			As of Aug. 31, 2009

(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Acquired Germplasm	$1,161	$(640)	$ 521	$1,172	$(604)	$ 568
Acquired Intellectual Property	866	(649)	217	829	(589)	240
Trademarks	344	(94)	250	345	(81)	264
Customer Relationships	317	(113)	204	317	(88)	229
Other	121	(50)	71	110	(40)	70

Total	$2,809	$(1,546)	$1,263	$2,773	$(1,402)	$1,371

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Derivatives: The U.S. plan is permitted to use financial derivative instruments to hedge certain risks and for investment purposes. The plan enters into futures contracts in the normal course of its investing activities to manage market risk associated with the plan’s equity and fixed income investments and to achieve overall investment portfolio objectives. The credit risk associated with these contracts is minimal as they are traded on organized exchanges and settled daily. Exchange-

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

traded equity index and interest rate futures are measured at fair value using quoted market prices making them qualify as Level 1 investments. The notional value of all derivatives was $154 million as of Aug. 31, 2010.

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

NOTE 20. STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense of $105 million, $131 million and $90 million was recognized under Compensation – Stock Compensation topic of the ASC in fiscal years 2010, 2009 and 2008, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Compensation cost capitalized as part of inventory was $8 million, $7 million, and $5 million as of Aug. 31, 2010, Aug. 31, 2009, and Aug. 31, 2008. Compensation – Stock Compensation topic of the ASC requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Monsanto’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises. The excess tax benefits were recorded as an increase to additional paid-in capital. The following table shows the components of

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the three months ended Nov. 30, 2008 related to the customer incentive programs. The amounts shown in the table, above, are also impacted by other adjustments that are unrelated to the customer incentive programs. Also refer to Note 31 – Restatement of Consolidated Financial Statements.

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

(3)

The restatement adjustments, related to the review of certain customer incentive programs, to our previously filed audited consolidated financial statements for three months ended Feb. 28, 2010, decreased net sales by $12 million, decreased gross profit by $12 million, and decreased net income by $7 million. There were no adjustments for the three months ended Feb. 28, 2009 related to the customer incentive programs. The amounts shown in the table, above, are also impacted by other adjustments that are unrelated to the customer incentive programs. Also refer to Note 31 – Restatement of Consolidated Financial Statements.

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

(3)

The restatement adjustments, related to the review of certain customer incentive programs, to our previously filed audited consolidated financial statements for three months ended May 31, 2010, increased net sales by $46 million, increased gross profit by $46 million, and increased net income by $29 million. There was also a reclassification adjustment made for the three months ended May 31, 2010, which affected net sales and gross profit by a decrease of $5 million. There were no adjustments for the three months ended May 31, 2009 related to the customer incentive programs. The amounts shown in the table, above, are also impacted by other adjustments that are unrelated to the customer incentive programs. Also refer to Note 31 – Restatement of Consolidated Financial Statements.

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

(4)

The restatement adjustments, related to the review of certain customer incentive programs, to our previously filed audited consolidated financial statements for three months ended Aug. 31, 2010, and Aug. 31, 2009, decreased net sales by $45 million and $45 million, decreased gross profit by $45 million and $45 million, and increased net loss by $28 million and $28 million, respectively. There was also a reclassification adjustment made for the three months ended Aug. 31, 2010, which affected net sales and gross profit by a decrease of $10 million. The amounts shown in the table, above, are also impacted by other adjustments that are unrelated to the customer incentive programs. Also refer to Note 31 – Restatement of Consolidated Financial Statements.

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements of Consolidated Operations

	Year Ended Aug. 31, 2010

(Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Reclass	Restated

Net Sales	$10,502	$ (4)	$ (15)	$10,483
Cost of goods sold	5,416	—	—	5,416

Gross Profit	5,086	(4)	(15)	5,067
Operating Expenses:
Selling, general and administrative expenses	2,064	—	(15)	2,049
Research and development expenses	1,205	—	—	1,205
Restructuring charges, net	210	—	—	210

Total Operating Expenses	3,479	—	(15)	3,464
Income from Operations	1,607	(4)	—	1,603
Interest expense	162	—	—	162
Interest income	(56)	—	—	(56)
Other expense, net	7	—	—	7

Income from Continuing Operations Before Income Taxes	1,494	(4)	—	1,490
Income tax provision	370	9	—	379

Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	1,124	(13)	—	1,111

Discontinued Operations:
Income from operations of discontinued businesses	4	—	—	4

Income on Discontinued Operations	4	—	—	4

Net Income	1,128	(13)	—	1,115

Less: Net income attributable to noncontrolling interest	19	—	—	19

Net Income Attributable to Monsanto Company	$ 1,109	$ (13)	$ —	$ 1,096

Amounts Attributable to Monsanto Company:
Income from continuing operations	$ 1,105	(13)	—	$ 1,092
Income on discontinued operations	4	—	—	4

Net Income Attributable to Monsanto Company	$ 1,109	(13)	—	$ 1,096

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$ 2.03	(0.02)	—	$ 2.01
Income on discontinued operations	0.01	—	—	0.01

Net Income Attributable to Monsanto Company	$ 2.04	(0.02)	—	$ 2.02

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$ 2.01	$(0.02)	$ —	$ 1.99

Net Income Attributable to Monsanto Company	$ 2.01	$(0.02)	$ —	$ 1.99

Weighted Average Shares Outstanding:
Basic	543.7			543.7
Diluted	550.8			550.8

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements of Consolidated Operations

	Year Ended Aug. 31, 2009

(Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Restated

Net Sales	$11,724	$(39)	$11,685
Cost of goods sold	4,962	3	4,965

Gross Profit	6,762	(42)	6,720
Operating Expenses:
Selling, general and administrative expenses	2,037	—	2,037
Research and development expenses	1,098	—	1,098
Acquired in-process research and development	163	—	163
Restructuring charges, net	361	—	361

Total Operating Expenses	3,659	—	3,659
Income from Operations	3,103	(42)	3,061
Interest expense	129	—	129
Interest income	(71)	—	(71)
Other expense, net	78	7	85

Income from Continuing Operations Before Income Taxes	2,967	(49)	2,918
Income tax provision	845	(32)	813

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	2,122	(17)	2,105

Discontinued Operations:
Income from operations of discontinued businesses	19	—	19
Income tax provision	8	—	8

Income on Discontinued Operations	11	—	11

Net Income	2,133	(17)	2,116

Less: Net income attributable to noncontrolling interest	24	—	24

Net Income Attributable to Monsanto Company	$2,109	$(17)	$2,092

Amounts Attributable to Monsanto Company:
Income from continuing operations	$2,098	(17)	$2,081
Income on discontinued operations	11	—	11

Net Income Attributable to Monsanto Company	$2,109	(17)	$2,092

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.83	(0.03)	$3.80
Income on discontinued operations	0.02	—	0.02

Net Income Attributable to Monsanto Company	$3.85	(0.03)	$3.82

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.78	$(0.03)	$3.75
Income on discontinued operations	0.02	—	0.02

Net Income Attributable to Monsanto Company	$3.80	$(0.03)	$3.77

Weighted Average Shares Outstanding:
Basic	547.1		547.1
Diluted	555.6		555.6

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements of Consolidated Financial Position

	As of Aug. 31, 2010

(Dollars in millions, except share amounts)	Previously Reported	Adjustments	Reclass	Restated

Assets
Current Assets:
Cash and cash equivalents	$1,485	$—	$—	$1,485
Trade receivables, net	1,590	—	—	1,590
Miscellaneous receivables	717	—	—	717
Deferred tax assets	511	18	—	529
Inventory, net	2,739	—	(90)	2,649
Other current assets	80	—	—	80

Total Current Assets	7,122	18	(90)	7,050
Total property, plant and equipment	8,068	—	—	8,068
Less accumulated depreciation	3,841	—	—	3,841

Property, Plant and Equipment, Net	4,227	—	—	4,227
Goodwill	3,204	—	—	3,204
Other Intangible Assets, Net	1,263	—	—	1,263
Noncurrent Deferred Tax Assets	1,014	—	—	1,014
Long-Term Receivables, Net	513	—	—	513
Other Assets	524	—	57	581

Total Assets	$17,867	$18	$(33)	$17,852

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$241	$—	$—	$241
Accounts payable	752	—	—	752
Income taxes payable	66	—	—	66
Accrued compensation and benefits	179	—	—	179
Accrued marketing programs	839	48	—	887
Deferred revenues	219	—	—	219
Grower production accruals	130	—	(33)	97
Dividends payable	151	—	—	151
Customer payable	83	—	—	83
Restructuring reserves	197	—	—	197
Miscellaneous short-term accruals	684	—	—	684

Total Current Liabilities	3,541	48	(33)	3,556
Long-Term Debt	1,862	—	—	1,862
Postretirement Liabilities	920	—	—	920
Long-Term Deferred Revenue	395	—	—	395
Noncurrent Deferred Tax Liabilities	137	—	—	137
Long-Term Portion of Environmental and Litigation Liabilities	188	—	—	188
Other Liabilities	681	—	—	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 588,439,202 shares Outstanding 540,376,499 shares	6	—	—	6
Treasury stock 48,062,703 shares, at cost	(2,110)	—	—	(2,110)
Additional contributed capital	9,896	—	—	9,896
Retained earnings	3,208	(30)	—	3,178
Accumulated other comprehensive loss	(897)	—	—	(897)
Reserve for ESOP debt retirement	(4)	—	—	(4)

Total Monsanto Company Shareowners’ Equity	10,099	(30)	—	10,069

Noncontrolling Interest	44	—	—	44

Total Shareowners’ Equity	10,143	(30)	—	10,113

Total Liabilities and Shareowners’ Equity	$17,867	$18	$(33)	$17,852

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements of Consolidated Financial Position

	As of Aug. 31, 2009

(Dollars in millions, except share amounts)	Previously Reported	Adjustments	Reclass	Restated

Assets
Current Assets:
Cash and cash equivalents	$1,956	$—	$—	$1,956
Trade receivables, net	1,556	—	—	1,556
Miscellaneous receivables	654	(7)	(28)	619
Deferred tax assets	662	18	—	680
Inventory, net	2,934	—	(83)	2,851
Other current assets	121	—	—	121

Total Current Assets	7,883	11	(111)	7,783
Total property, plant and equipment	7,158	—	—	7,158
Less accumulated depreciation	3,549	—	—	3,549

Property, Plant and Equipment, Net	3,609	—	—	3,609
Goodwill	3,218	—	—	3,218
Other Intangible Assets, Net	1,371	—	—	1,371
Noncurrent Deferred Tax Assets	743	13	—	756
Long-Term Receivables, Net	557	—	—	557
Other Assets	496	—	41	537

Total Assets	$17,877	$24	$(70)	$17,831

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$79	$—	$—	$79
Accounts payable	676	—	—	676
Income taxes payable	79	(4)	(28)	47
Accrued compensation and benefits	263	—	—	263
Accrued marketing programs	934	45	(36)	943
Deferred revenues	219	—	—	219
Grower production accruals	139	—	(42)	97
Dividends payable	145	—	—	145
Customer payable	307	—	—	307
Restructuring reserves	286	—	—	286
Miscellaneous short-term accruals	629	—	36	665

Total Current Liabilities	3,756	41	(70)	3,727
Long-Term Debt	1,724	—	—	1,724
Postretirement Liabilities	793	—	—	793
Long-Term Deferred Revenue	488	—	—	488
Noncurrent Deferred Tax Liabilities	153	—	—	153
Long-Term Portion of Environmental and Litigation Liabilities	197	—	—	197
Other Liabilities	641	—	—	641
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 585,557,964 shares
Outstanding 545,407,427 shares	6	—	—	6
Treasury stock 40,150,537 shares, at cost	(1,577)	—	—	(1,577)
Additional contributed capital	9,695	—	—	9,695
Retained earnings	2,682	(17)	—	2,665
Accumulated other comprehensive loss	(744)	—	—	(744)
Reserve for ESOP debt retirement	(6)	—	—	(6)

Total Monsanto Company Shareowners’ Equity	10,056	(17)	—	10,039

Noncontrolling Interest	69	—	—	69

Total Shareowners’ Equity	10,125	(17)	—	10,108

Total Liabilities and Shareowners’ Equity	$17,877	$24	$(70)	$17,831

MONSANTO COMPANY	2010 FORM 10-K/A

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

	Year Ended Aug. 31, 2010

(Dollars in millions)	Previously Reported	Adjustments	Reclass	Restated

Operating Activities:
Net Income	$1,128	$(13)	$—	$1,115
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	602	—	—	602
Bad-debt expense	58	—	—	58
Stock-based compensation expense	102	—	—	102
Excess tax benefits from stock-based compensation	(43)	—	—	(43)
Deferred income taxes	10	12	—	22
Restructuring charges, net	210	—	—	210
Equity affiliate income, net	(29)	—	—	(29)
Net gain on sales of a business or other assets	(3)	—	—	(3)
Other items	65	—	(16)	49
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(22)	—	—	(22)
Inventory, net	213	—	8	221
Deferred revenues	(89)	—	—	(89)
Accounts payable and other accrued liabilities	(438)	7	36	(395)
Restructuring cash payments	(263)	—	—	(263)
Pension contributions	(134)	—	—	(134)
Net investment hedge settlement	(4)	—	—	(4)
Other items	35	(6)	(28)	1

Net Cash Provided by Operating Activities	1,398	—	—	1,398

	Year Ended Aug. 31, 2009

(Dollars in millions)	Previously Reported	Adjustments	Reclass	Restated

Operating Activities:
Net Income	$2,133	$(17)	$—	$2,116
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	548	—	—	548
Bad-debt expense	49	—	—	49
Stock-based compensation expense	116	—	—	116
Excess tax benefits from stock-based compensation	(35)	—	—	(35)
Deferred income taxes	264	(29)	—	235
Restructuring charges, net	361	—	—	361
Equity affiliate income, net	(22)	7	—	(15)
Acquired in-process research and development	163	—	—	163
Net gain on sales of a business or other assets	(66)	—	—	(66)
Other items	(25)	—	—	(25)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	526	(6)	—	520
Inventory, net	(638)	4	—	(634)
Deferred revenues	(700)	—	—	(700)
Accounts payable and other accrued liabilities	(327)	41	(16)	(302)
Pension contributions	(187)	—	—	(187)
Net investment hedge settlement	35	—	—	35
Other items	51	—	16	67

Net Cash Provided by Operating Activities	2,246	—	—	2,246

MONSANTO COMPANY	2010 FORM 10-K/A

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of Aug. 31, 2010, in connection with the filing of our original Form 10-K in October 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by Monsanto under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

Date: Dec. 1, 2011

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

	11.	Letter Agreement between the company and Pharmacia, effective Aug. 13, 2002 (incorporated by reference to Exhibit 10.6 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	12.	Statements Re Computation of Ratios (incorporated by reference to Exhibit 12 of Form 10-K/A for the period ended Aug. 31, 2010, File No. 1-16167).

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

	24.	Monsanto Benefits Plan for Third Country Nationals (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167) †

	24.1.	Amendment to Monsanto Benefits Plan for Third Country Nationals, effective Aug. 5, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167). †

	25.	Annual Cash Compensation of Named Executive Officers dated Oct. 2010 (incorporated by reference to Exhibit 25 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

11	Omitted — see Item 8 — Note 23 — Earnings per Share.

12	Statements Re Computation of Ratios (incorporated by reference to Exhibit 12 of Form 10-K/A for the period ended Aug. 31, 2010, File No. 1-16167).

13	Omitted

14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our Web site at www.monsanto.com.

16	Omitted

18	Omitted

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).

22	Omitted

23	Consent of Independent Registered Public Accounting Firm.

24	1.

Powers of Attorney submitted by David L. Chicoine, Janice L. Fields, Laura K. Ipsen, Jon R. Moeller, Gwendolyn S. King, C. Steven McMillan, William U. Parfet, George H. Poste and Robert J. Stevens (incorporated by reference to Exhibit 24.1 of Form 10-K/A for the period ended Aug. 31, 2010, File No. 1-16167).

	2.	Power of Attorney submitted by Arthur H. Harper (incorporated by reference to Exhibit 24.2 of Form 10-K/A for the period ended Aug. 31, 2010, File No. 1-16167).

31	1.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

	2.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules and similar attachments to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

†	Represents management contract or compensatory plan or arrangement.

Monsanto Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10 percent or less of the total assets of the company and its subsidiaries on a consolidated basis.