Form 10-K/A
period 2011-08-31
MONSANTO CO /NEW/
filed 2011-12-01
CIK 1110783

MONSANTO COMPANY	2011 FORM 10-K/A

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

MONSANTO COMPANY	2011 FORM 10-K/A

TABLE OF CONTENTS FOR FORM 10-K/A

MONSANTO COMPANY	2011 FORM 10-K/A

EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing”) to our Annual Report on Form 10-K for the fiscal year ended Aug. 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on Nov. 14, 2011 (the “Original Filing”), to include the conformed signatures of our independent registered public accounting firm, Deloitte & Touche LLP (“D&T”), on both of its Reports of Independent Registered Public Accounting Firm, set forth on pages 48-50 in Part II, Item 8, and its consent filed as Exhibit 23, each of the Original Filing. The signed reports and consent were obtained by us prior to our filing of the Original Filing with the SEC, but the conformed signatures of D&T were inadvertently omitted from the Original Filing.
No other changes are being made to the Financial Statements or any other matter in Part II, Item 8 of the Original Filing. In addition, no changes are being made to any other item of our Original Filing other than the updating of: (i) the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers, and (ii) the Exhibit Index to disclose that certain exhibits that were filed with the Original Filing are incorporated by reference into this Amended Filing. The sections of the Original Filing that are not being amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Filing and has not been updated to reflect events occurring subsequent to the Original Filing date.

MONSANTO COMPANY	2011 FORM 10-K/A

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
/s/ Hugh Grant
Hugh Grant
Chairman, President and Chief Executive Officer
/s/ Pierre Courduroux
Pierre Courduroux
Senior Vice President and Chief Financial Officer
Nov. 14, 2011

MONSANTO COMPANY	2011 FORM 10-K/A

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
/s/ Hugh Grant
Hugh Grant
Chairman, President and Chief Executive Officer
/s/ Pierre Courduroux
Pierre Courduroux
Senior Vice President and Chief Financial Officer
Nov. 14, 2011

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

Company’s adoption of new accounting guidance for variable interest entities effective September 1, 2010 applied prospectively and the Company’s retrospective adoption of new accounting guidance related to noncontrolling interest and the computation of earnings per share.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 14, 2011

MONSANTO COMPANY	2011 FORM 10-K/A

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
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 14, 2011

MONSANTO COMPANY	2011 FORM 10-K/A

Statements of Consolidated Operations

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2011	2010	2009

Net Sales	$11,822	$10,483	$11,685
Cost of goods sold	5,743	5,416	4,965

Gross Profit	6,079	5,067	6,720
Operating Expenses:
Selling, general and administrative expenses	2,190	2,049	2,037
Research and development expenses	1,386	1,205	1,098
Acquired in-process research and development	—	—	163
Restructuring charges, net	1	210	361

Total Operating Expenses	3,577	3,464	3,659
Income from Operations	2,502	1,603	3,061
Interest expense	162	162	129
Interest income	(74)	(56)	(71)
Other expense, net	40	7	85

Income from Continuing Operations Before Income Taxes	2,374	1,490	2,918
Income tax provision	717	379	813

Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	1,657	1,111	2,105

Discontinued Operations:
Income from operations of discontinued businesses	3	4	19
Income tax provision	1	—	8

Income on Discontinued Operations	2	4	11

Net Income	1,659	1,115	2,116

Less: Net income attributable to noncontrolling interest	52	19	24

Net Income Attributable to Monsanto Company	$1,607	$1,096	$2,092

Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,605	$1,092	$2,081
Income on discontinued operations	2	4	11

Net Income Attributable to Monsanto Company	$1,607	$1,096	$2,092

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.99	$2.01	$3.80
Income on discontinued operations	0.01	0.01	0.02

Net Income Attributable to Monsanto Company	$3.00	$2.02	$3.82

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.96	$1.99	$3.75
Income on discontinued operations	—	—	0.02

Net Income Attributable to Monsanto Company	$2.96	$1.99	$3.77

Weighted Average Shares Outstanding:
Basic	536.5	543.7	547.1
Diluted	542.4	550.8	555.6
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2011 FORM 10-K/A

Statements of Consolidated Financial Position

	As of Aug. 31,
(Dollars in millions, except share amounts)	2011	2010

Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2011: $96)	$2,572	$1,485
Short-term investments	302	—
Trade receivables, net (variable interest entities restricted - 2011: $51)	2,117	1,590
Miscellaneous receivables	629	717
Deferred tax assets	446	529
Inventory, net	2,591	2,649
Other current assets	152	80

Total Current Assets	8,809	7,050
Total property, plant and equipment	8,697	8,068
Less accumulated depreciation	4,303	3,841

Property, Plant and Equipment, Net	4,394	4,227
Goodwill	3,365	3,204
Other Intangible Assets, Net	1,309	1,263
Noncurrent Deferred Tax Assets	873	1,014
Long-Term Receivables, Net	475	513
Other Assets	619	581

Total Assets	$19,844	$17,852

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$678	$241
Accounts payable	839	752
Income taxes payable	117	66
Accrued compensation and benefits	427	179
Accrued marketing programs	1,110	887
Deferred revenues	373	219
Grower production accruals	87	97
Dividends payable	161	151
Customer payable	94	83
Restructuring reserves	24	197
Miscellaneous short-term accruals	819	684

Total Current Liabilities	4,729	3,556
Long-Term Debt	1,543	1,862
Postretirement Liabilities	509	920
Long-Term Deferred Revenue	337	395
Noncurrent Deferred Tax Liabilities	152	137
Long-Term Portion of Environmental and Litigation Liabilities	176	188
Other Liabilities	682	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 591,516,732 and 588,439,202 shares, respectively Outstanding 535,297,120 and 540,376,499 shares, respectively	6	6
Treasury stock 56,219,612 and 48,062,703 shares, respectively, at cost	(2,613)	(2,110)
Additional contributed capital	10,096	9,896
Retained earnings	4,174	3,178
Accumulated other comprehensive loss	(116)	(897)
Reserve for ESOP debt retirement	(2)	(4)

Total Monsanto Company Shareowners’ Equity	11,545	10,069

Noncontrolling Interest	171	44

Total Shareowners’ Equity	11,716	10,113

Total Liabilities and Shareowners’ Equity	$19,844	$17,852

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2011 FORM 10-K/A

Statements of Consolidated Cash Flows

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Operating Activities:
Net Income	$1,659	$1,115	$2,116
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	613	602	548
Bad-debt expense	3	58	49
Stock-based compensation expense	104	102	116
Excess tax benefits from stock-based compensation	(36)	(43)	(35)
Deferred income taxes	135	22	235
Restructuring charges, net	1	210	361
Equity affiliate income, net	(21)	(29)	(15)
Acquired in-process research and development	—	—	163
Net gain on sales of a business or other assets	(5)	(3)	(66)
Other items	81	49	(25)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(310)	(22)	520
Inventory, net	156	221	(634)
Deferred revenues	62	(89)	(700)
Accounts payable and other accrued liabilities	894	(395)	(302)
Restructuring cash payments	(183)	(263)	—
Pension contributions	(291)	(134)	(187)
Net investment hedge settlement	—	(4)	35
Other items	(48)	1	67

Net Cash Provided by Operating Activities	2,814	1,398	2,246

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(732)	—	—
Maturities of short-term investments	430	—	132
Capital expenditures	(540)	(755)	(916)
Acquisition of businesses, net of cash acquired	(99)	(57)	(329)
Purchases of long-term debt and equity securities	—	(39)	(7)
Technology and other investments	(55)	(33)	(72)
Proceeds from divestiture of a business	—	—	300
Other investments and property disposal proceeds	21	50	169

Net Cash Required by Investing Activities	(975)	(834)	(723)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	69	48	(142)
Short-term debt proceeds	84	75	75
Short-term debt reductions	(74)	(101)	(45)
Long-term debt proceeds	299	—	—
Long-term debt reductions	(193)	(4)	(71)
Payments on other financing	(1)	(1)	(6)
Debt issuance costs	(5)	—	—
Treasury stock purchases	(502)	(532)	(398)
Stock option exercises	65	56	39
Excess tax benefits from stock-based compensation	36	43	35
Tax withholding on restricted stock and restricted stock units	(4)	—	—
Dividend payments	(602)	(577)	(552)
Proceeds from noncontrolling interest	69	—	—
Dividend payments to noncontrolling interests	(105)	(45)	(10)

Net Cash Required by Financing Activities	(864)	(1,038)	(1,075)

Cash Assumed from Initial Consolidations of Variable Interest Entities	77	—	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	35	3	(105)

Net Increase (Decrease) in Cash and Cash Equivalents	1,087	(471)	343
Cash and Cash Equivalents at Beginning of Period	1,485	1,956	1,613

Cash and Cash Equivalents at End of Period	$2,572	$1,485	$1,956

See Note 25 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2011 FORM 10-K/A

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
					Accumulated
			Additional		Other	Reserve	Non-
	Common	Treasury	Contributed	Retained	Comprehensive	for ESOP	Controlling
(Dollars in millions, except per share data)	Stock	Stock	Capital	Earnings	(Loss)(1)	Debt	Interest	Total

Balance as of Sept. 1, 2008	$6	$(1,177)	$9,495	$1,138	$(78)	$(10)	$37	$9,411
Net income	—	—	—	2,092	—	—	24	2,116
Foreign currency translation	—	—	—	—	(333)	—	(5)	(338)
Postretirement benefit plan activity, net of tax of $(119)	—	—	—	—	(189)	—	—	(189)
Unrealized net derivative losses, net of tax of $(70)	—	—	—	—	(81)	—	—	(81)
Realized net derivative gains, net of tax of $(25)	—	—	—	—	(63)	—	—	(63)

Comprehensive income for 2009							19	1,445
Treasury stock purchases	—	(400)	—	—	—	—	—	(400)
Restricted stock withholding	—	—	(7)	—	—	—	—	(7)
Issuance of shares under employee stock plans	—	—	39	—	—	—	—	39
Excess tax benefits from stock-based compensation	—	—	35	—	—	—	—	35
Stock-based compensation expense	—	—	133	—	—	—	—	133
Cash dividends of $1.04 per common share	—	—	—	(565)	—	—	—	(565)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	4	—	4
Donation of noncontrolling interest	—	—	—	—	—	—	28	28
Purchase of noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Balance as of Aug. 31, 2009	$6	$(1,577)	$9,695	$2,665	$(744)	$(6)	$69	$10,108

Net income	—	—	—	1,096	—	—	19	1,115
Foreign currency translation	—	—	—	—	(99)	—	(1)	(100)
Postretirement benefit plan activity, net of tax of $(75)	—	—	—	—	(113)	—	—	(113)
Unrealized net losses on investment holdings, net of tax of $(2)	—	—	—	—	(4)	—	—	(4)
Realized net losses on investment holdings, net of tax of $6	—	—	—	—	10	—	—	10
Unrealized net derivative gains, net of tax of $(7)	—	—	—	—	5	—	—	5
Realized net derivative losses, net of tax of $39	—	—	—	—	48	—	—	48

Comprehensive income for 2010							18	961
Treasury stock purchases	—	(533)	—	—	—	—	—	(533)
Restricted stock withholding	—	—	(6)	—	—	—	—	(6)
Issuance of shares under employee stock plans	—	—	56	—	—	—	—	56
Excess tax benefits from stock-based compensation	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	108	—	—	—	—	108
Cash dividends of $1.08 per common share	—	—	—	(583)	—	—	—	(583)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Donation of noncontrolling interest	—	—	—	—	—	—	2	2

Balance as of Aug. 31, 2010	$6	$(2,110)	$9,896	$3,178	$(897)	$(4)	$44	$10,113

(1)	See Note 23 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2011 FORM 10-K/A

Statements of Consolidated Shareowners’ Equity and Comprehensive Income (continued)

	Monsanto Shareowners
					Accumulated
			Additional		Other	Reserve	Non-
	Common	Treasury	Contributed	Retained	Comprehensive	for ESOP	Controlling
(Dollars in millions, except per share data)	Stock	Stock	Capital	Earnings	(Loss)(1)	Debt	Interest	Total

Balance as of Aug. 31, 2010	$6	$(2,110)	$9,896	$3,178	$(897)	$(4)	$44	$10,113
Net income	—	—	—	1,607	—	—	52	1,659
Foreign currency translation	—	—	—	—	510	—	4	514
Postretirement benefit plan activity, net of tax of $98	—	—	—	—	160	—	—	160
Unrealized net derivative gains, net of tax of $77	—	—	—	—	110	—	—	110
Realized net derivative losses, net of tax of $5	—	—	—	—	1	—	—	1

Comprehensive income for 2011							56	2,444
Treasury stock purchases	—	(503)	—	—	—	—	—	(503)
Restricted stock withholding	—	—	(4)	—	—	—	—	(4)
Issuance of shares under employee stock plans	—	—	65	—	—	—	—	65
Excess tax benefits from stock-based compensation	—	—	36	—	—	—	—	36
Stock-based compensation expense	—	—	103	—	—	—	—	103
Cash dividends of $1.14 per common share	—	—	—	(611)	—	—	—	(611)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(105)	(105)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Proceeds from noncontrolling interest	—	—	—	—	—	—	69	69
Consolidation of VIEs	—	—	—	—	—	—	107	107

Balance as of Aug. 31, 2011	$6	$(2,613)	$10,096	$4,174	$(116)	$(2)	$171	$11,716

(1)	See Note 23 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

	Work Force	Facility Closures /	Asset
(Dollars in millions)	Reductions	Exit Costs	Impairments	Total

Ending Liability as of Aug. 31, 2009	$216	$50	$—	$266
Restructuring charges recognized in fiscal year 2010	132	77	115	324
Cash payments	(180)	(83)	—	(263)
Asset impairments and write-offs	—	—	(115)	(115)
Acceleration of stock-based compensation expense in
additional contributed capital	(4)	—	—	(4)
Foreign currency impact	(11)	—	—	(11)

Ending Liability as of Aug. 31, 2010	$153	$44	$—	$197
Restructuring charges recognized in fiscal year 2011	(32)	29	6	3
Cash payments	(110)	(73)	—	(183)
Asset impairments and write-offs	—	—	(6)	(6)
Reversal of acceleration of stock-based compensation
expense in additional contributed capital	8	—	—	8
Foreign currency impact	5	—	—	5

Ending Liability as of Aug. 31, 2011	$24	$—	$—	$24

NOTE 6. RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2009, 2010 and 2011.

(Dollars in millions)

Balance Sept. 1, 2008	$218
Additions — charged to expense	23
Other(1)	(79)

Balance Aug. 31, 2009	$162
Additions — charged to expense	51
Other(1)	(70)

Balance Aug. 31, 2010	$143
Deductions — credited against expense	(8)
Other(1)	(37)

Balance Aug. 31, 2011	$98

(1)	Includes reclassifications to long-term, write-offs, and foreign currency translation adjustments.

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

As of Aug. 31, 2011
(Dollars in millions)	Biotechnology VIEs

Property, plant, and equipment, net	$5
Other intangible assets, net	9
Other assets	15

Total Non-Current Assets	$29
Total Liabilities	—
Maximum Exposure to Loss	$15

NOTE 9. INVENTORY
Components of inventory are:

	As of Aug. 31,
(Dollars in millions)	2011	2010

Finished Goods	$953	$1,135
Goods In Process	1,434	1,299
Raw Materials and Supplies	390	326

Inventory at FIFO Cost	2,777	2,760
Excess of FIFO over LIFO Cost	(186)	(111)

Total	$2,591	$2,649

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

(Dollars in millions)	Amount

2012	$142
2013	115
2014	121
2015	117
2016	113

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

MONSANTO COMPANY	2011 FORM 10-K/A

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
NOTE 14. INCOME TAXES

The components of income from continuing operations before income taxes were:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

United States	$1,640	$1,230	$2,137
Outside United States	734	260	781

Total	$2,374	$1,490	$2,918

The components of income tax provision from continuing operations were:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Current:
U.S. federal	$330	$258	$531
U.S. state	43	5	8
Outside United States	271	122	170

Total Current	$644	$385	$709

Deferred:
U.S. federal	151	42	101
U.S. state	37	34	32
Outside United States	(115)	(82)	(29)

Total Deferred	73	(6)	104

Total	$717	$379	$813

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Factors causing Monsanto’s income tax provision from continuing operations to differ from the U.S. federal statutory rate were:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

U.S. Federal Statutory Rate	$831	$522	$1,021
U.S. R&D Tax Credit	(34)	(10)	(33)
U.S. Domestic Manufacturing Deduction	(37)	(22)	(45)
Lower Ex-U.S. Rates	(98)	(130)	(122)
State Income Taxes	52	33	58
Valuation Allowances	(7)	10	4
Adjustment for Unrecognized Tax Benefits	(1)	3	(16)
Other	11	(27)	(54)

Income Tax Provision	$717	$379	$813

Deferred income tax balances are related to:

	As of Aug. 31,
(Dollars in millions)	2011	2010

Net Operating Loss and Other Carryforwards	$971	$865
Employee Fringe Benefits	394	504
Restructuring and Impairment Reserves	154	168
Intangibles	152	195
Inventories	132	149
Environmental and Litigation Reserves	87	97
Allowance for Doubtful Accounts	58	56
Other	316	284
Valuation Allowance	(44)	(57)

Total Deferred Tax Assets	$2,220	$2,261

Property, Plant and Equipment	$527	$409
Intangibles	454	454
Other	115	45

Total Deferred Tax Liabilities	1,096	908

Net Deferred Tax Assets	$1,124	$1,353

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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
Long-Term Debt

	As of Aug. 31,
(Dollars in millions)	2011	2010

7⅜% Senior Notes, Due 2012(1)	$—	$485
5 1/2% Senior Notes, Due 2035(1)	395	395
2 3/4% Senior Notes, Due 2016(1)	299	—
5⅛% Senior Notes, Due 2018(1)	299	299
5 1/2% Senior Notes, Due 2025(1)	277	274
5⅞% Senior Notes, Due 2038(1)	247	247
Other (including Capital Leases)(2)	26	162

Total Long-Term Debt	$1,543	$1,862

(1)	Amounts are net of unamortized discounts. For the 5 1/2% Senior Notes due 2025, amount is also net of the unamortized premium of $38 million and $40 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively.

(2)	Includes $136 million as of Aug. 31, 2010 related to the Chesterfield Village Research Center purchase.
The fair value of the total long-term debt was $1,797 million and $2,094 million as of Aug. 31, 2011, and Aug. 31, 2010, respectively.

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2011, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,896	$—	$—	$—	$1,896
Short-term investments	302	—	—	—	302
Equity securities	26	—	—	—	26
Derivative assets related to:
Foreign currency	—	3	—	—	3
Corn	88	30	—	(84)	34
Soybeans	21	2	—	(21)	2
Energy and raw materials	—	3	—	—	3

Total Assets at Fair Value	$2,333	$38	$—	$(105)	$2,266

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$14	$—	$—	$14
Interest rates	—	38	—	—	38
Corn	2	30	—	—	32
Soybeans	—	1	—	—	1
Energy and raw materials	—	9	—	—	9

Total Liabilities at Fair Value	$2	$92	$—	$—	$94

	Fair Value Measurements at Aug. 31, 2010, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,078	$—	$—	$—	$1,078
Debt and equity securities	23	—	10	—	33
Derivative assets related to:
Foreign currency	—	26	—	—	26
Corn	10	2	—	(9)	3
Soybeans	6	3	—	(6)	3

Total Assets at Fair Value	$1,117	$31	$10	$(15)	$1,143

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$5	$—	$—	$5
Interest rates	—	39	—	—	39
Corn	—	9	—	—	9
Soybeans	—	4	—	—	4
Energy and raw materials	—	22	—	—	22

Total Liabilities at Fair Value	$—	$79	$—	$—	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
Level 1 measurements are based on quoted market prices in active markets. Level 2 measurements are based on estimates from brokers or through market observable assumptions for similar items in active markets, including forward and spot prices, interest rates and volatilities adjusted, as necessary, for credit risk. Level 3 measurements are based on an independent

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Aug. 31, 2011, and Aug. 31, 2010, were as follows:

	As of Aug. 31,
(Dollars in millions)	2011	2010

Derivatives Designated as Hedges:
Foreign exchange contracts	$359	$383
Commodity contracts	517	387
Interest rate contracts	475	775

Total Derivatives Designated as Hedges	$1,351	$1,545

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$779	$862
Commodity contracts	181	123
Interest rate contracts	153	—
Grower contracts	71	34

Total Derivatives Not Designated as Hedges	$1,184	$1,019

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the company’s derivative instruments outstanding as of Aug. 31, 2011, and Aug. 31, 2010, were as follows:

	Balance Sheet Location	Fair Value
		As of Aug. 31,
(Dollars in millions)		2011	2010

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$1	$23
Commodity contracts	Other current assets(1)	93	12
Commodity contracts	Other assets(1)	16	4

Total derivatives designated as hedges		110	39

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	2	3
Commodity contracts	Trade receivables, net	30	5
Commodity contracts	Miscellaneous receivables	2	—
Commodity contracts	Other current assets(1)	3	—

Total derivatives not designated as hedges		37	8

Total Asset Derivatives		$147	$47

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$9	$—
Commodity contracts	Other current assets(1)	2	—
Commodity contracts	Miscellaneous short-term accruals	6	14
Commodity contracts	Other liabilities	4	8
Interest rate contracts	Miscellaneous short-term accruals	38	11
Interest rate contracts	Other liabilities	—	28

Total derivatives designated as hedges		59	61

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	5	5
Commodity contracts	Trade receivables, net	1	4
Commodity contracts	Miscellaneous short-term accruals	29	9

Total derivatives not designated as hedges		35	18

Total Liability Derivatives		$94	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, certain corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position. See Note 16 — Fair Value Measurements — for a reconciliation to amounts reported in the Statements of Consolidated Financial Position as of Aug. 31, 2011, and Aug. 31, 2010.

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss)
	Recognized in AOCL(1)			Amount of Gain (Loss)
	(Effective Portion)			Recognized in Income(2)(3)
	Year Ended Aug. 31,			Year Ended Aug. 31,

(Dollars in millions)	2011	2010	2009	2011	2010	2009	Income Statement Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)				$(20)	$6	$(9)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(16)	$(12)	$34	(12)	(5)	35	Net sales
Foreign exchange contracts	(20)	19	40	5	18	32	Cost of goods sold
Commodity contracts	228	43	(243)	7	(94)	23	Cost of goods sold
Interest rate contracts	(4)	(53)	14	(7)	(6)	(6)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	(3)	21	—	—	—	N/A (5)

Total Derivatives Designated as Hedges	188	(6)	(134)	(27)	(81)	75

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)				(9)	(46)	(140)	Other expense, net
Commodity contracts				2	(10)	—	Net sales
Commodity contracts				(1)	(1)	14	Cost of goods sold
Commodity contracts				—	(2)	—	Other expense, net

Total Derivatives Not Designated as Hedges				(8)	(59)	(126)

Total Derivatives	$188	$(6)	$(134)	$(35)	$(140)	$(51)

(1)	Accumulated Other Comprehensive Loss (AOCL).

(2)	For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)	Gain or loss on commodity cash flow hedges includes a gain of $2 million, a gain of $1 million and a loss of $3 million from ineffectiveness for fiscal years 2011, 2010 and 2009, respectively. Additionally, the gain or loss on commodity cash flow hedges includes a loss from discontinued hedges of $29 million for fiscal year 2010. There were no hedges discontinued in fiscal years 2011 or 2009. No amounts were excluded from the assessment of hedge effectiveness during fiscal years 2011, 2010 or 2009.

(4)	Gain or loss on commodity fair value hedges was offset by a gain of $18 million, a loss of $11 million and a gain of $8 million on the underlying hedged inventory during fiscal years 2011, 2010 and 2009, respectively. A loss of $2 million, $5 million and $1 million during fiscal years 2011, 2010 and 2009, respectively, was included in cost of goods sold due to ineffectiveness.

(5)	Gain or loss would be reclassified into income only during the period in which the hedged net investment was sold or liquidated.

(6)	Gain or loss on foreign exchange contracts not designated as hedges was offset by a foreign currency transaction loss of $40 million, a gain of $14 million and a gain of $25 million during fiscal years 2011, 2010 and 2009, respectively.
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

MONSANTO COMPANY	2011 FORM 10-K/A

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
Components of Net Periodic Benefit Cost
Total pension cost for Monsanto employees included in the Statements of Consolidated Operations was $122 million, $85 million and $80 million in fiscal years 2011, 2010 and 2009, respectively. The information that follows relates to all of the pension plans in which Monsanto employees participated. The components of pension cost for these plans were:

	Year Ended Aug. 31, 2011			Year Ended Aug. 31, 2010			Year Ended Aug. 31, 2009
		Outside the			Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Year	$59	$9	$68	$49	$6	$55	$45	$7	$52
Interest Cost on Benefit Obligation	84	14	98	91	14	105	100	15	115
Assumed Return on Plan Assets	(108)	(17)	(125)	(118)	(15)	(133)	(109)	(17)	(126)
Amortization of Unrecognized Net Loss	71	6	77	52	4	56	35	3	38
Curtailment and Settlement Charge (Gain)	—	4	4	3	(1)	2	—	1	1

Total Net Periodic Benefit Cost	$106	$16	$122	$77	$8	$85	$71	$9	$80

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2011, were:

		Outside the
(Dollars in millions)	U.S.	U.S.	Total

Current Year Actuarial Gain	$(166)	(14)	$(180)
Recognition of Actuarial Loss	(71)	(9)	(80)
Recognition of Prior Service Cost	—	(1)	(1)
Effect of Foreign Currency Translation Adjustment	—	9	9

Total Recognized in Accumulated Other Comprehensive Loss	$(237)	$(15)	$(252)

The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the principal plans in which Monsanto employees participated:

	Year Ended		Year Ended		Year Ended
	Aug. 31, 2011		Aug. 31, 2010		Aug. 31, 2009
	U.S.	Outside the U.S.	U.S.	Outside the U.S	U.S.	Outside the U.S.

Discount Rate	4.35%	4.24%	5.30%	5.54%	6.50%	5.84%
Assumed Long-Term Rate of Return on Assets	7.50%	6.51%	7.75%	6.63%	8.00%	7.09%
Annual Rates of Salary Increase
(for plans that base benefits on final compensation level)	4.00%	3.97%	2.45%	4.04%	4.25%	4.14%

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Measurements
U.S. Plans: The fair values of our U.S. defined benefit pension plan investments as of Aug. 31, 2011, and Aug. 31, 2010, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2011
				Cash
				Collateral	Balance as of
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Aug. 31, 2011

Investments at Fair Value:
Cash and Cash Equivalents	$15	$—	$—	$—	$15
Debt Securities:
U.S. government debt	—	292	—	—	292
U.S. agency debt	—	3	—	—	3
U.S. state and municipal debt	—	25	—	—	25
Foreign government debt	—	5	—	—	5
U.S. corporate debt	—	183	—	—	183
Mortgage-Backed securities	—	1	—	—	1
Asset-Backed securities	—	1	—	—	1
Foreign corporate debt	—	48	—	—	48
Common and Preferred Stock:
Domestic small capitalization	51	—	—	—	51
Domestic large capitalization	284	—	—	—	284
International:
Developed markets	122	—	—	—	122
Emerging markets	35	1	—	—	36
Private Equity Investments	—	—	68	—	68
Partnership and Joint Venture Interests	—	—	38	—	38
Real Estate Investments	—	—	44	—	44
Interest in Pooled Funds:
Interest-bearing cash and cash equivalents funds	—	125	—	—	125
Common and preferred stock funds:
Domestic small-capitalization	—	5	—	—	5
Domestic large-capitalization	—	219	—	—	219
International	—	64	—	—	64
Corporate debt funds	—	74	—	—	74
Mortgage-Backed securities	—	8	—	—	8
Interest in Pooled Collateral Fund — Securities Lending	—	263	—	—	263
Derivatives:
Interest rate futures	1	—	—	(1)	—
Equity index futures	3	—	—	(3)	—
Common and preferred stock sold short	—	(27)	—	27	—

Total Investments at Fair Value	$511	$1,290	$150	$23	$1,974

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2010
				Cash
				Collateral	Balance as of
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Aug. 31, 2010

Investments at Fair Value:
Cash and Cash Equivalents	$14	$—	$—	$—	$14
Debt Securities:
U.S. government debt	—	159	—	—	159
U.S. agency debt	—	8	—	—	8
U.S. state and municipal debt	—	8	—	—	8
U.S. corporate debt	—	130	—	—	130
Foreign corporate debt	—	37	—	—	37
Other debt securities	—	15	—	—	15
Common and Preferred Stock:
Domestic small capitalization	50	—	—	—	50
Domestic large capitalization	223	—	—	—	223
International:
Developed markets	170	—	—	—	170
Emerging markets	34	1	—	—	35
Private Equity Investments	—	—	57	—	57
Partnership and Joint Venture Interests	—	—	36	—	36
Real Estate Investments	—	—	40	—	40
Interest in Pooled Funds:
Cash and cash equivalents funds	—	115	—	—	115
Common and preferred stock funds	—	168	—	—	168
Corporate debt funds	—	71	—	—	71
Mortgage-Backed securities funds	—	7	—	—	7
Interest in Pooled Collateral Fund — Securities Lending	—	168	—	—	168
Derivatives:
Equity index futures	5	—	—	(5)	—
Common and preferred stock sold short	—	(21)	—	21	—

Total Investments at Fair Value	$496	$866	$133	$16	$1,511

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.
The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2011.

(Dollars in millions)

Balance Sept. 1, 2009	$121
Purchases, sales, issuances, settlements and payments received	(1)
Unrealized gain in investments	13

Balance Sept. 1, 2010	$133
Purchases	13
Settlements	(13)
Unrealized gain in investments	17

Balance Aug. 31, 2011	$150

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the investments at fair value to the plan assets as of Aug. 31, 2011.

(Dollars in millions)

Total Investments at Fair Value	$1,974
Liability to return collateral held under securities lending agreement	(263)
Accrued income / expense	6
Other receivables and payables	2

Plan Assets at the End of the Period	$1,719

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
Plans Outside the United States: The fair values of our defined benefit pension plan investments outside of the United States as of Aug. 31, 2011, and Aug. 31, 2010, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2011
				Balance as of
(Dollars in millions)	Level 1	Level 2	Level 3	Aug. 31, 2011

Cash and Cash Equivalents	$3	$—	$—	$3
Debt Securities — Foreign Government Debt	—	18	—	18
Common and Preferred stock	42	—	—	42
Insurance Backed Securities	1	—	15	16
Interest in Pooled Funds:
Common and preferred stock funds	—	18	—	18
Government debt funds	—	8	—	8
Corporate debt funds	—	55	—	55

Total Investments at Fair Value	$46	$99	$15	$160

	Fair Value Measurements at Aug. 31, 2010
				Balance as of
(Dollars in millions)	Level 1	Level 2	Level 3	Aug. 31, 2010

Cash and Cash Equivalents	$13	$—	$—	$13
Debt Securities — Foreign Government Debt	—	13	—	13
Common and Preferred stock	49	—	—	49
Insurance Backed Securities	1	—	11	12
Interest in Pooled Funds:
Common and preferred stock funds	—	96	—	96
Government debt funds	—	1	—	1
Corporate debt funds	—	57	—	57

Total Investments at Fair Value	$63	$167	$11	$241

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2011.

(Dollars in millions)

Balance Sept. 1, 2009	$6
Purchases, sales, issuances, settlements and payments received	5

Balance Sept. 1, 2010	$11
Purchases	6
Settlements	(3)
Unrealized gains in investments	1

Balance Aug. 31, 2011	$15

The following table reconciles the investments at fair value to the plan asset as of Aug. 31, 2011.

(Dollars in millions)

Total Investments at Fair Value	$160
Non-interest bearing cash	(1)
Other receivables and payables	1

Plan Assets at the End of the Period	$160

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Cash Flows
The expected employer contributions and benefit payments are shown in the following table for the pension plans:

	U.S.	Outside the
(Dollars in millions)		U.S.

Employer Contributions 2012	$64	$14
Benefit Payments
2012	157	17
2013	155	20
2014	157	20
2015	156	18
2016	157	18
2017-2021	790	83

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

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2011, and Aug. 31, 2010, were:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010

Actuarial (Gain) Loss	$(9)	$21
Amortization of Prior Service Credit	1	1
Amortization of Gain	—	11

Total Recognized in Accumulated Other Comprehensive Loss	$(8)	$33

MONSANTO COMPANY	2011 FORM 10-K/A

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

Monsanto uses a measurement date of August 31 for its other postretirement benefit plans. The status of the postretirement health care, life insurance and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010

Change in Benefit Obligation:
Benefit obligation at beginning of period	$264	$248
Service cost	10	9
Interest cost	10	12
Actuarial (gain) loss	(9)	21
Plan participant contributions	3	3
Plan amendments	—	(2)
Medicare Part D subsidy receipts	2	2
Benefits paid(1)	(30)	(29)

Benefit Obligation at End of Period	$250	$264

(1)	Benefits paid under the other postretirement benefit plans include $30 million and $29 million from employer assets in fiscal years 2011 and 2010, respectively.
Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2011, and Aug. 31, 2010, were as follows:

	Year Ended Aug. 31,
	2011	2010

Discount Rate Postretirement	4.30%	4.10%
Discount Rate Postemployment	2.20%	2.30%
Initial Trend Rate for Health Care Costs(1)	7.00%	7.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%

(1)	As of Aug. 31, 2011, this rate is assumed to decrease gradually to 5 percent for 2017 and remain at that level thereafter.
As of Aug. 31, 2011, and Aug. 31, 2010, amounts recognized in the Statements of Consolidated Financial Position were as follows:

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of Aug. 31,
(Dollars in millions)	2011	2010

Miscellaneous Short-Term Accruals	$25	$25
Postretirement Liabilities	225	239

Asset allocation is not applicable to the company’s other postretirement benefit plans because these plans are unfunded.
The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010

Actuarial (Gain) Loss	$(8)	$1
Prior Service Credit	(4)	(4)

Total	$(12)	$(3)

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

MONSANTO COMPANY	2011 FORM 10-K/A

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
The Monsanto ESOP debt was again restructured in November 2008. The terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was in the best interests of participants in the plan’s ESOP component. As a result of these enhancements related to the 2008 ESOP restructuring, Monsanto committed to funding an additional $8 million to the plan, above the number of shares currently scheduled for release under the restructured debt schedule. Pursuant to the agreement, a $4 million Special Allocation was allocated proportionately to eligible participants in May 2009 and funded using plan forfeitures and dividends on Monsanto common stock held in the ESOP suspense account. As of Aug. 31, 2011, and Aug. 31, 2010, a liability of $5 million was included in other liabilities in the Statements of Consolidated Financial Position to reflect the 2008 ESOP enhancements. The liability related to the 2008 ESOP refinancing is required to be paid no later than Dec. 31 of the fifth year following the loan repayment date and in no case later than Dec. 31, 2032.
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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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
A summary of the status of Monsanto’s stock options for the periods from Sept. 1, 2008, through Aug. 31, 2011, follows:

		Outstanding
		Weighted-Average
	Options	Exercise Price

Balance Outstanding Sept. 1, 2008	19,910,376	$32.49
Granted	2,852,030	88.96
Exercised	(1,821,983)	21.37
Forfeited	(187,919)	82.39

Balance Outstanding Aug. 31, 2009	20,752,504	40.78
Granted	3,337,920	70.75
Exercised	(2,632,279)	21.14
Forfeited	(459,938)	76.75

Balance Outstanding Aug. 31, 2010	20,998,207	47.22
Granted	4,001,100	58.95
Exercised	(2,825,500)	22.96
Forfeited	(664,772)	73.08

Balance Outstanding Aug. 31, 2011	21,509,035	$51.78

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto stock options outstanding as of Aug. 31, 2011, are summarized as follows:

(Dollars in millions, except
per share amounts)		Options Outstanding			Options Exercisable
		Weighted-Average				Weighted-Average
		Remaining		Aggregate		Remaining		Aggregate
Range of		Contractual Life	Weighted-Average	Intrinsic		Contractual Life	Weighted-Average	Intrinsic
Exercise Price	Options	(Years)	Exercise Price	Value(1)	Options	(Years)	Exercise Price	Value(1)

$7.33 - $10.00	1,340,527	1.57	$8.16	$81	1,340,527	1.57	$8.16	$81
$10.01-$20.00	1,324,315	1.98	$16.26	$70	1,324,315	1.98	$16.26	$70
$20.01-$30.00	4,710,880	3.65	$25.75	$203	4,710,880	3.65	$25.75	$203
$30.01-$80.00	9,583,732	7.55	$58.08	$110	3,999,960	5.87	$51.51	$72
$80.01-$141.50	4,549,581	6.62	$88.67	$—	3,871,161	6.53	$88.58	$—

	21,509,035	5.79	$51.78	$464	15,246,843	4.64	$46.09	$426

(1)	The aggregate intrinsic value represents the total pretax intrinsic value, based on Monsanto’s closing stock price of $68.93 as of Aug. 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.
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
A summary of the status of Monsanto’s restricted stock, restricted stock units and directors’ deferred stock compensation plans for fiscal year 2011 follows:

		Weighted-Average	Restricted	Weighted-Average	Directors'	Weighted-Average
	Restricted	Grant Date	Stock	Grant Date	Deferred	Grant Date
	Stock	Fair Values	Units	Fair Values	Stock	Fair Value

Nonvested as of Aug. 31, 2010	41,970	$42.04	1,386,771	$106.76	—	—
Granted	12,167	$60.86	556,774	$61.96	24,534	$54.75
Vested	(28,292)	$38.60	(205,907)	$98.83	(21,848)	$54.84
Forfeitures	(1,264)	$53.99	(113,914)	$85.50	(2,686)	$53.99

Nonvested as of Aug. 31, 2011	24,581	$54.71	1,623,724	$93.99	—	—

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

	Year Ended Aug. 31,
	2011	2010	2009

Weighted-Average Number of Common Shares	536.5	543.7	547.1
Dilutive Potential Common Shares	5.9	7.1	8.5

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 25. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes during fiscal years 2011, 2010 and 2009, were as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Interest	$151	$156	$136
Taxes	385	497	657

During fiscal years 2011, 2010 and 2009, the company recorded the following noncash investing and financing transactions:
•	In fourth quarter 2011, 2010 and 2009, the board of directors declared a dividend payable in first quarter 2012, 2011 and 2010, respectively. As of Aug. 31, 2011, 2010 and 2009, a dividend payable of $161 million, $151 million and $145 million, respectively, was recorded.

•	During fiscal years 2011, 2010 and 2009, the company recognized noncash transactions related to restricted stock units and acquisitions. See Note 21 — Stock-Based Compensation Plans — for further discussion of restricted stock units and Note 4 — Business Combinations — for details of adjustments to goodwill.

•	During fiscal year 2011, the company recognized noncash transactions related to a paid-up license agreement for weed control and herbicide combination use. An intangible asset of $81 million was recorded on the Statement of Consolidated Financial Position. The pending payment of $40 million will be made in December 2011.

•	In third quarter 2010, Monsanto acquired the Chesterfield Village Research Center from Pfizer for $435 million. The seller financed $324 million of this purchase. As of Aug. 31, 2011, $136 million is included in short-term debt on the Statements of Consolidated Financial Position. See Note 15 — Debt and Other Credit Arrangements — for further details.

•	During fiscal year 2010, the company recognized noncash transactions related to restructuring. See Note 5 — Restructuring.

•	During fiscal year 2010, the company recognized noncash transactions related to a paid-up license agreement for Glyphosate manufacturing technology. Intangibles of $39 million were recorded on the Statement of Consolidated Financial Position. See Note 11 — Goodwill and Other Intangible Assets — for further details.

•	In 2009, intangible assets of $4 million, long-term investments of $2 million, and liabilities of $6 million were recorded as a result of payment provisions under collaboration and license agreements. See Note 12 — Investments and Equity Affiliates — for further discussion of the investments.

•	In 2009, the company recognized noncash transactions related to a new capital lease. Long-term debt, short-term debt and assets of $18 million, $2 million and $20 million, respectively, were recorded as a result of payment provisions under the lease agreement.

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

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
•	On June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also

MONSANTO COMPANY	2011 FORM 10-K/A

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

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, are presented in the table that follows:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

Net Sales(1)
Corn seed and traits	$4,805	$4,260	$4,119
Soybean seed and traits	1,542	1,486	1,448
Cotton seed and traits	847	611	466
Vegetable seeds	895	835	808
All other crops seeds and traits	493	419	462

Total Seeds and Genomics	$8,582	$7,611	$7,303

Agricultural productivity	3,240	2,872	4,382

Total Agricultural Productivity	$3,240	$2,872	$4,382

Total	$11,822	$10,483	$11,685

Gross Profit
Corn seed and traits	$2,864	$2,464	$2,608
Soybean seed and traits	1,045	905	871
Cotton seed and traits	642	454	344
Vegetable seeds	534	492	416
All other crops seeds and traits	221	223	267

Total Seeds and Genomics	$5,306	$4,538	$4,506

Agricultural productivity	773	529	2,214

Total Agricultural Productivity	$773	$529	$2,214

Total	$6,079	$5,067	$6,720

EBIT(2)(3)(5)
Seeds and genomics	$2,106	$1,597	$1,651
Agricultural productivity	281	(29)	1,307

Total	$2,387	$1,568	$2,958

Depreciation and Amortization Expense
Seeds and genomics	$496	$461	$428
Agricultural productivity	117	141	120

Total	$613	$602	$548

Equity Affiliate Income
Seeds and genomics	$(21)	$(15)	$(17)
Agricultural productivity	—	—	—

Total	$(21)	$(15)	$(17)

Total Assets(4)
Seeds and genomics	$15,351	$13,584	$13,347
Agricultural productivity	4,493	4,268	4,484

Total	$19,844	$17,852	$17,831

Property, Plant and Equipment Purchases
Seeds and genomics	$434	$623	$717
Agricultural productivity	106	132	199

Total	$540	$755	$916

Investment in Equity Affiliates
Seeds and genomics	$141	$131	$122
Agricultural productivity	—	—	—

Total	$141	$131	$122

(1)	Represents net sales from continuing operations.

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income attributable to Monsanto Company as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two business segments.

(3)	Agricultural Productivity EBIT includes income of $3 million, $4 million and $18 million from discontinued operations for fiscal years 2011, 2010 and 2009, respectively.

(4)	Includes assets recorded in continuing operations and discontinued operations.

(5)	EBIT includes restructuring charges for fiscal years 2011, 2010 and 2009. See Note 5 — Restructuring — for additional information.
A reconciliation of EBIT to net income for each period follows:

	Year Ended Aug. 31,
(Dollars in millions)	2011	2010	2009

EBIT(1)	$2,387	$1,568	$2,958
Interest Expense — Net	88	106	58
Income Tax Provision(2)	692	366	808

Net Income Attributable to Monsanto Company	$1,607	$1,096	$2,092

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax (benefit) provision on discontinued operations.
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

MONSANTO COMPANY	2011 FORM 10-K/A

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
During fiscal years 2011, 2010, and 2009 income from operations of discontinued businesses was insignificant.

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 30. QUARTERLY DATA (UNAUDITED)

In November 2011, Monsanto filed an Amended Annual Report on Form 10-K/A (Amendment No. 1) (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended Aug. 31, 2010, to restate the company’s audited consolidated financial statements and related disclosures for the fiscal years ended Aug. 31, 2010, and Aug. 31, 2009. The original Form 10-K was filed with the Securities and Exchange Commission (“SEC”) on Oct. 27, 2010. In addition to the filing of the Form 10-K/A, Monsanto filed amendments to the company’s Quarterly Reports on Form 10-Q for each of the quarterly periods ended Nov. 30, 2010, Feb. 28, 2011, and May 31, 2011, to restate the company’s unaudited condensed consolidated financial statements and related financial information for those quarterly periods and the comparative fiscal year 2010 periods for the effects of the restatement. The financial data for the fiscal year quarters in 2011 and 2010 herein incorporate the effects of this restatement.
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

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following tables include the impact of the restatement on Monsanto’s previously issued audited Statements of Consolidated Operations for the year ended Aug. 31, 2010.

MONSANTO COMPANY	2011 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Discontinued Operations
The following table includes financial data for the fiscal year quarters in 2011 and 2010 which have been adjusted for discontinued operations. See Note 29 — Discontinued Operations — for further discussion of the divested Dairy business.

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

MONSANTO COMPANY	2011 FORM 10-K/A

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
Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the company’s internal control over financial reporting as of Aug. 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the company’s internal control over financial reporting was not effective as of Aug. 31, 2011, due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified: (i) control deficiencies in its internal controls associated with the customer incentives processes that constitute a material weakness, and (ii) the need to

MONSANTO COMPANY	2011 FORM 10-K/A

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
The effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
If not remediated, these control deficiencies could result in further material misstatements to the company’s financial statements.

MONSANTO COMPANY	2011 FORM 10-K/A

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:
(1)	The following financial statements appearing in Item 8: “Statements of Consolidated Operations”; “Statements of Consolidated Financial Position”; “Statements of Consolidated Cash Flows”; “Statements of Consolidated Shareowners’ Equity and Comprehensive Income.”
(2)	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

MONSANTO COMPANY	2011 FORM 10-K/A

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller (Principal Accounting Officer)

Date: Dec. 1, 2011

MONSANTO COMPANY	2011 FORM 10-K/A

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description
2	1.	Separation Agreement, dated as of Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).*

	2.	First Amendment to Separation Agreement, dated July 1, 2002, between Pharmacia and the company (incorporated by reference to Exhibit 99.2 of Form 8-K, filed July 30, 2002, File No. 1-16167).*

3	1.	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).

	2.	Monsanto Company Bylaws, as amended effective June.8, 2011 (incorporated by reference to Exhibit 3.2(i) of Form 8-K, filed June 14, 2011, File No. 1-16167).

4	1.	Indenture, dated as of Aug. 1, 2002, between the company and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

	2.	Form of Registration Rights Agreement, dated Aug. 25, 2005, relating to 5 1/2 % Senior Notes due 2025 of the company (incorporated by reference to Exhibit 4.3 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

9	Omitted

10	1.	Tax Sharing Agreement, dated July 19, 2002, between the company and Pharmacia (incorporated by reference to Exhibit 10.4 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	2.	Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated as of Sept. 1, 2000 (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	2.1.	Amendment to Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 2.1 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	3.	Intellectual Property Transfer Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	4.	Services Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.9 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	5.	Corporate Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	6.	Agreement among Solutia, Pharmacia and the company, relating to settlement of certain litigation (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

	7.	Global Settlement Agreement, executed Sept. 9, 2003, in the U.S. District Court for the Northern District of Alabama, and in the Circuit Court of Etowah County, Alabama (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

	8.	Solutia’s Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (As Modified) (incorporated by reference to Exhibit 2.1 of Solutia’s Form 8-K filed December 5, 2007, SEC File No. 001-13255).

	9.	Amended and Restated Settlement Agreement dated February 28, 2008, by and among Solutia Inc., Monsanto Company and SFC LLC (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8-K filed March 5, 2008, SEC File No. 001-13255).

	10.	First Amended and Restated Retiree Settlement Agreement dated as of July 10, 2007, among Solutia Inc., the company and the claimants set forth therein (incorporated by reference to Exhibit 10.3 of Solutia’s Form 8-K filed March 5, 2008, SEC File No. 001-13255).

	11.	Letter Agreement between the company and Pharmacia, effective Aug. 13, 2002 (incorporated by reference to Exhibit 10.6 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	12.	Five-Year Credit Agreement, dated April 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed April 7, 2011, File No. 1-16167).

	13.	The Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated, effective Sept. 1, 2011 (incorporated by reference to Exhibit 10.13 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).†

	14.	Monsanto Company Long-Term Incentive Plan, as amended and restated, effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167).†

	14.1.	First Amendment, effective Jan. 29, 2004, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.1 of the Form 10-Q for the period ended Feb. 29, 2004, File No. 1-16167).†

	14.2.	Second Amendment, effective Oct. 23, 2006, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18.2 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

	14.3.	Third Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.3 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

	14.4.	Fourth Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.4 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

	14.5.	Fifth Amendment, effective Sept. 1, 2010, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

	14.6.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Oct. 2004 (incorporated by reference to Exhibit 10.16.2 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167). †

	14.7.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167).†

MONSANTO COMPANY	2011 FORM 10-K/A

Exhibit No.		Description
	14.8.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as of Oct. 2008 (incorporated by reference to Exhibit 10.19.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

	14.9.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Oct. 25, 2010 (incorporated by reference to Exhibit 10.14.9 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	14.10.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 24, 2011 (incorporated by reference to Exhibit 10.14.10 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).†

	14.11.	Form of Terms and Conditions of Restricted Stock Grant Under the Monsanto Company Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17.3 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

	14.12.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2006 (incorporated by reference to Exhibit 10.18.5 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

	14.13.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2005 (incorporated by reference to Exhibit 10.17.4 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

	14.14.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167).†

	14.15.	Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan and the Monsanto 2005 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).†

	14.16	Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan and the Monsanto 2005 Long-Term Incentive Plan, as approved on Aug. 3, 2011 (incorporated by reference to Exhibit 10.14.16 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).†

	15.	Monsanto Company 2005 Long-Term Incentive Plan, effective Jan. 20, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Jan. 26, 2005, File No. 1-16167).†

	15.1.	First Amendment, effective Oct. 23, 2006, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18.2 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

	15.2.	Second Amendment, effective June 14, 2007, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20.2 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

	15.3.	Third Amendment, effective June 14, 2007, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20.3 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

	15.4.	Fourth Amendment, effective Sept. 1, 2010, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

	15.5.	Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors by executed unanimous written consent on Oct. 11, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Oct. 17, 2007, File No. 1-16167).†

	15.6.	Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 20, 2008 (incorporated by reference to Exhibit 20.5 of Form 10-K for the period ended Aug. 31, 2009, File No. 1-16167).†

	15.7.	Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 26, 2009 (incorporated by reference to Exhibit 10.20.6 to Form 10-K, filed Oct. 27, 2009, File No. 16167).†

	15.8.	Form of Terms and Conditions of Fiscal Year 2011 Restricted Stock Unit Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 26, 2010 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

	15.9.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan and the 2005 Long-Term Incentive Plan, as approved on Aug. 24, 2011 (incorporated by reference to Exhibit 10.15.9 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167). †

	15.10.	Form of Terms and Conditions of Financial Goal Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved Oct. 24, 2011 (incorporated by reference to Exhibit 10.15.10 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).†

	15.11.	Form of Terms and Conditions of Strategic Performance Goal Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 26, 2009 (incorporated by reference to Exhibit 10.20.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

	15.11.1.	Summary of Potential Number of Shares that may Vest Under, and Terms and Conditions of, the Strategic Performance Goal Restricted Stock Unit Grants (incorporated by reference to Exhibit 10.20.7.1 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167). †

	15.12.	Form of Terms and Conditions of Retention and Performance Restricted Stock Unit Grant under the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15.12 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).†

	16.	Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 10.16 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	16.1.	Amendment No. 1, effective Aug. 27, 2009, to the Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 10.16.1 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	16.2.	Amendment No. 2, effective Aug. 1, 2010, to the Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 10.16.2 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	17.	Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167). †

MONSANTO COMPANY	2011 FORM 10-K/A

Exhibit No.		Description
	17.1.	Form of Terms and Conditions of Units Under the Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17.1 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167). †

	18.	Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Approval of Performance Goal Under §162(m) of the Internal Revenue Code” on pages 12 through 13 of the Proxy Statement dated Dec. 14, 2005).†

	19.	Fiscal Year 2011 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 26, 2010 (incorporated by reference to Exhibit 10.5 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167).†

	20.	Fiscal Year 2012 Annual Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 24, 2011 (incorporated by reference to Exhibit 10 to Form 8-K, filed Aug. 30, 2011, File No. 1-16167). †

	21.1	Form of Change of Control Employment Security Agreement for Messrs. Begemann, Grant and Snively, and Dr. Fraley, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 to Form 8-K, filed on Sept. 7, 2010, File No. 1-16167).†

	21.2.	Form of Change of Control Employment Security Agreement for Mr. Courduroux, effective Feb. 4. 2011 (incorporated by reference to Exhibit 10 to Form 8-K, filed on Feb. 10, 2011, File No. 1-16167).†

	22.	Monsanto Company Executive Health Management Program, as amended and restated as of Oct. 25, 2010 (incorporated by reference to Exhibit 10.22 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	23.	Amended and Restated Monsanto Company Recoupment Policy, as approved by the Board of Directors on Oct. 27, 2009 (incorporated by reference to Exhibit 10.20.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

	24.	Monsanto Benefits Plan for Third Country Nationals (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167)†

	24.1.	Amendment to Monsanto Benefits Plan for Third Country Nationals, effective Aug. 5, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167).†

	25.	Base Salaries of Named Executive Officers dated Oct. 2011 (incorporated by reference to Exhibit 10.25 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).†

11	Omitted — see Item 8 — Note 23 — Earnings per Share.

12	Statements Re Computation of Ratios (incorporated by reference to Exhibit 12 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).

13	Omitted

14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our Web site at www.monsanto.com.

16	Omitted

18	Omitted

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).

22	Omitted

23	Consent of Independent Registered Public Accounting Firm.

24	1.	Powers of Attorney submitted by David L. Chicoine, Janice L. Fields, Laura K. Ipsen, Jon R. Moeller, Gwendolyn S. King, C. Steven McMillan, William U. Parfet, George H. Poste and Robert J. Stevens (incorporated by reference to Exhibit 24.1 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).

	2.	Power of Attorney submitted by Arthur H. Harper (incorporated by reference to Exhibit 24.2 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).

31	1.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

	2.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules and similar attachments to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

†	Represents management contract or compensatory plan or arrangement.
Monsanto Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10 percent or less of the total assets of the company and its subsidiaries on a consolidated basis.