Form 10-Q
period 2011-11-30
MONSANTO CO /NEW/
filed 2012-01-06
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Nov. 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 535,411,143 shares of Common Stock, $0.01 par value, outstanding as of Jan. 3, 2012.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

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

Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2011.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2011, and Nov. 30, 2010, the Condensed Statements of Consolidated Financial Position as of Nov. 30, 2011, and Aug. 31, 2011, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2011, and Nov. 30, 2010, the Statements of Consolidated Shareowners’ Equity and Comprehensive Income for the three months ended Nov. 30, 2011, and year ended Aug. 31, 2011, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2011	2010

Net Sales	$2,439	$1,836
Cost of goods sold	1,343	1,012

Gross Profit	1,096	824
Operating Expenses:
Selling, general and administrative expenses	500	450
Research and development expenses	351	303
Restructuring charges, net	—	7

Total Operating Expenses	851	760
Income from Operations	245	64
Interest expense	53	43
Interest income	(18)	(15)
Other expense, net	6	12

Income Before Income Taxes	204	24
Income tax provision	70	9

Net Income Including Portion Attributable to Noncontrolling Interest	$134	$15

Less: Net income attributable to noncontrolling interest	8	6

Net Income Attributable to Monsanto Company	$126	$9

Basic Earnings per Share Attributable to Monsanto Company	$0.24	$0.02

Diluted Earnings per Share Attributable to Monsanto Company	$0.23	$0.02

Weighted Average Shares Outstanding:
Basic	535.4	538.6
Diluted	541.4	544.5

Dividends Declared per Share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of Nov. 30,	As of Aug. 31,
(Dollars in millions, except share amounts)	2011	2011
Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2012: $73 and 2011: $96)	$3,007	$2,572
Short-term investments	302	302
Trade receivables, net (variable interest entities restricted - 2012: $64 and 2011: $51)	1,993	2,117
Miscellaneous receivables	639	629
Deferred tax assets	494	446
Inventory, net	3,136	2,591
Other current assets	163	152

Total Current Assets	9,734	8,809
Total property, plant and equipment	8,516	8,697
Less accumulated depreciation	4,286	4,303

Property, Plant and Equipment, Net	4,230	4,394
Goodwill	3,348	3,365
Other Intangible Assets, Net	1,300	1,309
Noncurrent Deferred Tax Assets	822	873
Long-Term Receivables, Net	404	475
Other Assets	585	619

Total Assets	$20,423	$19,844

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$522	$678
Accounts payable	735	839
Income taxes payable	165	117
Accrued compensation and benefits	262	427
Accrued marketing programs	754	1,110
Deferred revenues	1,997	373
Grower production accruals	586	87
Dividends payable	—	161
Customer payable	16	94
Restructuring reserves	19	24
Miscellaneous short-term accruals	797	819

Total Current Liabilities	5,853	4,729
Long-Term Debt	1,542	1,543
Postretirement Liabilities	514	509
Long-Term Deferred Revenue	319	337
Noncurrent Deferred Tax Liabilities	124	152
Long-Term Portion of Environmental and Litigation Liabilities	174	176
Other Liabilities	697	682
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 592,029,658 and 591,516,732 shares, respectively Outstanding 535,422,694 and 535,297,120 shares, respectively	6	6
Treasury stock 56,606,964 and 56,219,612 shares, respectively, at cost	(2,639)	(2,613)
Additional contributed capital	10,136	10,096
Retained earnings	4,300	4,174
Accumulated other comprehensive loss	(760)	(116)
Reserve for ESOP debt retirement	(2)	(2)

Total Monsanto Company Shareowners’ Equity	11,041	11,545

Noncontrolling Interest	159	171

Total Shareowners’ Equity	11,200	11,716

Total Liabilities and Shareowners’ Equity	$20,423	$19,844

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions)	2011	2010

Operating Activities:
Net Income	$134	$15
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	155	155
Bad-debt expense	(1)	(1)
Stock-based compensation expense	23	27
Excess tax benefits from stock-based compensation	(6)	(9)
Deferred income taxes	(48)	26
Restructuring charges, net	—	7
Equity affiliate expense (income), net	1	(1)
Net gain on sales of a business or other assets	(1)	(1)
Other items	(55)	23
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	49	34
Inventory, net	(679)	(555)
Deferred revenues	1,624	1,101
Accounts payable and other accrued liabilities	(127)	(143)
Restructuring cash payments	(4)	(76)
Pension contributions	(5)	—
Other items	50	22
Net Cash Provided by Operating Activities	1,110	624
Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(142)	—
Maturities of short-term investments	142	—
Capital expenditures	(138)	(125)
Acquisition of businesses, net of cash acquired	(113)	—
Technology and other investments	(5)	(2)
Other investments and property disposal proceeds	2	3
Net Cash Required by Investing Activities	(254)	(124)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(8)	72
Short-term debt proceeds	—	15
Short-term debt reductions	(17)	(16)
Long-term debt proceeds	1	—
Long-term debt reductions	(138)	(1)
Payments on other financing	—	(2)
Treasury stock purchases	(26)	(267)
Stock option exercises	12	16
Excess tax benefits from stock-based compensation	6	9
Tax withholding on restricted stock and restricted stock units	(1)	—
Dividend payments	(161)	(151)
Dividend payments to noncontrolling interests	(8)	(15)

Net Cash Required by Financing Activities	(340)	(340)

Cash Assumed from Initial Consolidations of Variable Interest Entities	—	77

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(81)	10

Net Increase in Cash and Cash Equivalents	435	247
Cash and Cash Equivalents at Beginning of Period	2,572	1,485

Cash and Cash Equivalents at End of Period	$3,007	$1,732

See Note 19 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Reserve for ESOP Debt	Non- Controlling Interest	Total
Balance as of Aug. 31, 2010	$6	$(2,110)	$9,896	$3,178	$(897)	$(4)	$44	$10,113
Net income	—	—	—	1,607	—	—	52	1,659
Foreign currency translation	—	—	—	—	510	—	4	514
Postretirement benefit plan activity, net of tax of $98	—	—	—	—	160	—	—	160
Unrealized net derivative gains, net of tax of $77	—	—	—	—	110	—	—	110
Realized net derivative losses, net of tax of $5	—	—	—	—	1	—	—	1

Comprehensive income for 2011							56	2,444
Treasury stock purchases	—	(503)	—	—	—	—	—	(503)
Restricted stock withholding	—	—	(4)	—	—	—	—	(4)
Issuance of shares under employee stock plans	—	—	65	—	—	—	—	65
Excess tax benefits from stock-based compensation	—	—	36	—	—	—	—	36
Stock-based compensation expense	—	—	103	—	—	—	—	103
Cash dividends of $1.14 per common share	—	—	—	(611)	—	—	—	(611)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(105)	(105)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Proceeds from noncontrolling interest	—	—	—	—	—	—	69	69
Consolidation of VIEs	—	—	—	—	—	—	107	107

Balance as of Aug. 31, 2011	$6	$(2,613)	$10,096	$4,174	$(116)	$(2)	$171	$11,716
Net income	—	—	—	126	—	—	8	134
Foreign currency translation	—	—	—	—	(572)	—	(12)	(584)
Postretirement benefit plan activity, net of tax of $8	—	—	—	—	13	—	—	13
Unrealized net losses on investment holdings, net of tax of $(1)	—	—	—	—	(3)	—	—	(3)
Unrealized net derivative losses, net of tax of $(53)	—	—	—	—	(80)	—	—	(80)
Realized net derivative gains, net of tax of $(1)	—	—	—	—	(2)	—	—	(2)

Comprehensive income for 2012							(4)	(522)
Treasury stock purchases	—	(26)	—	—	—	—	—	(26)
Restricted stock withholding	—	—	(1)	—	—	—	—	(1)
Issuance of shares under employee stock plans	—	—	12	—	—	—	—	12
Excess tax benefits from stock-based compensation	—	—	6	—	—	—	—	6
Stock-based compensation expense	—	—	23	—	—	—	—	23
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(8)	(8)

Balance as of Nov. 30, 2011	$6	$(2,639)	$10,136	$4,300	$(760)	$(2)	$159	$11,200

(1)	See Note 17 — Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

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

Monsanto manages its business in two segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, ASGROW, DELTAPINE, SEMINIS and DE RUITER, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures ROUNDUP and HARNESS brand herbicides and other herbicides. See Note 21 — Segment Information — for further details.

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011. Financial information for the first three months of fiscal year 2012 should not be annualized because of the seasonality of the company’s business.

NOTE 2. NEW ACCOUNTING STANDARDS

In September 2011, the FASB issued an amendment to the Intangibles-Goodwill and Other topic of the ASC. Prior to this amendment the company performed a two-step test as outlined by the ASC. Step one of the two-step impairment test is performed by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under this amendment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after Dec. 15, 2011. Accordingly, Monsanto will adopt this amendment in fiscal year 2013. The company is currently evaluating the impact of adoption on the consolidated financial statements.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

NOTE 3. BUSINESS COMBINATIONS

2012 Acquisition: In September 2011, Monsanto acquired 100 percent of the outstanding stock of Beeologics, a technology start-up business based in Israel, which researches and develops biological tools to provide targeted control of pests and diseases. The acquisition of the company, which qualifies as a business under the Business Combinations topic of the ASC, will allow Monsanto to further explore the use of biologicals broadly in agriculture to provide farmers with innovative approaches to the challenges they face. Monsanto intends to use the base technology from Beeologics as a part of its continuing discovery and development pipeline. Acquisition costs were less than $1 million and classified as selling, general, and administrative expenses. The total cash paid and the fair value of the acquisition was $113 million (net of cash acquired), and it was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes.

For the acquisition described above, the business operations and expenses related to employees of the acquired entity are included in the Seeds and Genomics segment results. The estimated fair values of the assets and liabilities, summarized in the table below, of the acquired entity represent the preliminary purchase price allocation. These allocations will be finalized as soon as the information becomes available, however not to exceed one year from the acquisition date.

(Dollars in millions)	Beeologics Acquisition
Current Assets	$1
Goodwill	81
Other Intangible Assets	46
Acquired In-process Research and Development	3
Other Assets	5
Total Assets Acquired	136
Current Liabilities	12
Other Liabilities	10
Total Liabilities Assumed	22
Net Assets Acquired	$114

Supplemental Information:
Net assets acquired	$114
Cash acquired	1
Cash paid, net of cash acquired	$113

Pro forma information related to the acquisition is not presented because the impact on the Company’s consolidated results of operations is not significant.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

NOTE 4. CUSTOMER FINANCING PROGRAMS

Monsanto participates in a revolving financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $550 million) for select customers in Brazil to a special purpose entity (SPE), formerly a qualified special purpose entity (QSPE). Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and Monsanto holds the remaining 12 percent interest. Under the arrangement, a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program. The company has evaluated its relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated on a prospective basis effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities.

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

Monsanto has an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $216 million and $3 million for the first three months of fiscal years 2012 and 2011, respectively. The agreement includes recourse provisions and thus a liability is established at the time of sale that approximates fair value based upon the company’s historical collection experience and a current assessment of credit exposure. The recourse liability recorded by Monsanto was $2 million as of Nov. 30, 2011. There was no recourse liability recorded by Monsanto as of Aug. 31, 2011. The maximum potential amount of future payments under the recourse provisions of the agreement was $5 million as of Nov. 30, 2011. The outstanding balance of the receivables sold was $102 million and $3 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively. There were delinquent accounts of $2 million and $3 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively.

Monsanto also sells accounts receivable in the United States and European regions, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $6 million and $1 million for the first three months of fiscal years 2012 and 2011, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. There was no liability balance as of Nov. 30, 2011, or Aug. 31, 2011. The maximum potential amount of future payments under the recourse provisions of the agreements were $28 million as of Nov. 30, 2011. The outstanding balance of the receivables sold was $29 million and $55 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively. There were no delinquent loans as of Nov. 30, 2011, or Aug. 31, 2011.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

by Monsanto was $1 million as of Nov. 30, 2011, and Aug. 31, 2011. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. There was no maximum potential amount of future payments under the guarantee as of Nov. 30, 2011. The account balance outstanding for these programs was $53 million and $49 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively. There were no delinquent loans as of Nov. 30, 2011. There were delinquent loans of $1 million as of Aug. 31, 2011.

Monsanto also has similar agreements with banks that provide financing to its customers in the United States, Europe and Latin America where Monsanto provides a guarantee of the accounts in the event of customer default. The maximum potential amount of future payments under the guarantees was $1 million as of Nov. 30, 2011. The guarantee liability recorded by Monsanto was $1 million and $2 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively. The account balance outstanding for these programs was $39 million and $33 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively. There were no delinquent loans as of Nov. 30, 2011, or as of Aug. 31, 2011.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

	Financing Programs VIEs
	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2011	2011
Cash and cash equivalents	$73	$96
Trade receivables, net	64	51
Total Assets	137	147
Total Liabilities	—	—
Maximum Exposure to Loss	$14	$11

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

	Biotechnology VIEs
	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2011	2011
Property, plant, and equipment, net	$5	$5
Other intangible assets, net	12	9
Other assets	15	15
Total Non-Current Assets	32	29
Total Liabilities	—	—
Maximum Exposure to Loss	$15	$15

NOTE 6. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended Nov. 30,
(Dollars in millions)	2011	2010
Costs of Goods Sold	$—	$—
Restructuring Charges, Net(1)(2)	—	(7)
Loss Before Income Taxes	—	(7)
Income Tax Benefit	—	3
Net Loss	$—	$(4)

(1)	For the three months ended Nov. 30, 2010, the $7 million of restructuring charges were split by segment as follows: $(4) million in Agricultural Productivity and $11 million in Seeds and Genomics.

(2)

The restructuring charges for the three months ended Nov. 30, 2010, include reversals of $25 million related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. There were no reversals during the three months ended Nov. 30, 2011.

On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable Monsanto to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. The company also announced that it will take steps to better align the resources of its global seeds and traits business. These actions include certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, the company identified additional opportunities to better align the company’s resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the majority of the remaining payments are expected to be made by the end of the second quarter of fiscal year 2012.

There were no charges incurred for the first quarter ended Nov. 30, 2011. The following table displays the pretax charges of $7 million incurred by segment under the 2009 Restructuring Plan for the first quarter ended Nov. 30, 2010, as well as the cumulative pretax charges of $733 million under the 2009 Restructuring Plan.

	Quarter Ended Nov. 30, 2011			Quarter Ended Nov. 30, 2010
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$—	$—	$—	$(11)	$(7)	$(18)
Facility Closures / Exit Costs	—	—	—	22	3	25
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—
Inventory	—	—	—	—	—	—
Other intangible assets	—	—	—	—	—	—

Total Restructuring Charges, Net	$—	$—	$—	$11	$(4)	$7

	Cumulative Amount through Nov. 30, 2011
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$239	$99	$338
Facility Closures / Exit Costs	75	81	156
Asset Impairments
Property, plant and equipment	43	5	48
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$535	$198	$733

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

In first quarter 2012, there were no charges recorded related to restructuring. In first quarter 2011, pretax restructuring charges of $7 million were recorded. The facility closures/exit costs of $25 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $7 million of additional charges were offset by $25 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.

The following table summarizes the activities related to the company’s 2009 Restructuring Plan.

(Dollars in millions)	Work Force Reductions	Facility Closures / Exit Costs	Asset Impairments	Total

Beginning Liability as of Aug. 31, 2011	$24	$—	$—	$24
Net restructuring charges recognized in first quarter 2012	—	—	—	—
Cash payments	(4)	—	—	(4)
Asset impairments and write-offs	—	—	—	—
Foreign currency impact	(1)	—	—	(1)

Ending Liability as of Nov. 30, 2011	$19	$—	$—	$19

NOTE 7. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $94 million and $98 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively.

Effective with the second quarter of 2011, the company adopted the amended guidance in the Receivables topic of the ASC which requires greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables. The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $196 million and $220 million with a corresponding allowance for credit losses on these receivables of $190 million and $213 million, as of Nov. 30, 2011, and Aug. 31, 2011, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Condensed Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance Aug. 31, 2010	$226
Incremental Provision	20
Recoveries	(9)
Other(1)	(24)

Balance Aug. 31, 2011	$213
Incremental Provision	2
Recoveries	(1)
Other(1)	(24)

Balance Nov. 30, 2011	$190

(1)	Includes reclassifications from current, write-offs, and foreign currency translation adjustments.

In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $398 million and $468 million, as of Nov. 30, 2011, and Aug. 31, 2011, respectively, and did not have any allowance recorded related to these

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

NOTE 8. INVENTORY

Components of inventory are:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2011	2011

Finished Goods	$1,437	$953
Goods In Process	1,465	1,434
Raw Materials and Supplies	421	390

Inventory at FIFO Cost	3,323	2,777
Excess of FIFO over LIFO Cost	(187)	(186)

Total	$3,136	$2,591

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first quarter of fiscal year 2012, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total

Balance as of Aug. 31, 2011	$3,308	$57	$3,365
Acquisition Activity (see Note 3)	81	—	81
Effect of Foreign Currency Translation Adjustments	(98)	—	(98)

Balance as of Nov. 30, 2011	$3,291	$57	$3,348

In first quarter 2012, goodwill decreased due to the effects of foreign currency translation adjustments, offset by current quarter acquisition activity. There were no events or circumstances indicating that goodwill might be impaired as of Nov. 30, 2011. The 2012 annual goodwill impairment test will be performed as of March 1, 2012.

Information regarding the company’s other intangible assets is as follows:

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Nov. 30, 2011			As of Aug. 31, 2011
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,168	$(688)	$480	$1,189	$(692)	$497
Acquired Intellectual Property	1,014	(719)	295	973	(710)	263
Trademarks	345	(112)	233	352	(110)	242
Customer Relationships	321	(148)	173	335	(146)	189
In Process Research & Development	48	—	48	45	—	45
Other	138	(67)	71	136	(63)	73

Total	$3,034	$(1,734)	$1,300	$3,030	$(1,721)	$1,309

Total amortization expense of other intangible assets was $37 million in first quarter of fiscal year 2012 and $38 million in first quarter of fiscal year 2011. The estimated intangible asset amortization expense for the fiscal year 2012 through fiscal year 2016 is as follows:

(Dollars in millions)	Amount
2012	$142
2013	120
2014	125
2015	122
2016	110

NOTE 10. INVESTMENTS AND EQUITY AFFILIATES

Investments

As of Nov. 30, 2011 and Aug. 31, 2011, Monsanto has short-term investments outstanding of $302 million. The investments are comprised of treasury bills and commercial paper with original maturities of one year or less. See Note 13 — Fair Value Measurements.

Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Nov. 30, 2011, and Aug. 31, 2011, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $23 million and $26 million, respectively. Net unrealized losses (net of deferred taxes) of $3 million and net unrealized gains (net of deferred taxes) of less than $1 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Nov. 30, 2011, and Aug. 31, 2011, respectively.

Monsanto has cost basis investments recorded in other assets in the Condensed Statements of Consolidated Financial Position. As of Nov. 30, 2011, and Aug. 31, 2011, these investments were recorded at $73 million and $74 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. As of Nov. 30, 2011, no impairments were recorded.

Equity Affiliates

Monsanto owns a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Nov. 30, 2011, and Aug. 31, 2011, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $68 million and $67 million, respectively. Monsanto purchased $60 million and $69 million of inventory from the seed supplier for the three months ended Nov. 30, 2011, and Nov. 30, 2010, respectively. There were no sales of inventory to the seed supplier for both the three months ended Nov. 30, 2011, and Nov. 30, 2010. As of Nov. 30, 2011, and Aug. 31, 2011, the amount payable to the seed supplier is $48 million and $2 million, respectively, and is recorded in accounts payable in the Condensed Statements of Consolidated Financial Position. As of Nov. 30, 2011, there were no prepayments. As of Aug. 31, 2011, there were prepayments of $9 million included in other current assets in the Statements of Consolidated Financial Position for inventory that was delivered in fiscal year 2012.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 11. DEFERRED REVENUE

As of Nov. 30, 2011, and Aug. 31, 2011, short-term deferred revenue was $1,997 million and $373 million, respectively. This balance primarily consists of cash received related to Monsanto’s prepayment programs in the United States and Brazil. These programs allow Monsanto’s customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balance is consistent with the seasonality of Monsanto’s business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed purchases. The deferred revenue balance related to these prepayment programs is considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.

In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded in the first three months of fiscal years 2012 and 2011. As of Nov. 30, 2011, and Aug. 31, 2011, the remaining receivable balance is $328 million and $393 million. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Nov. 30, 2011, and Aug. 31, 2011, the remaining deferred revenue balance is $298 million and $317 million, respectively, of which $79 million is included in short-term deferred revenue in both periods. The interest portion of this receivable is $3 million and $4 million for the three months ended Nov. 30, 2011, and Nov. 30, 2010, respectively.

In 2008, Monsanto and Syngenta entered into a GENUITY ROUNDUP READY 2 YIELD Soybean License Agreement, which grants Syngenta access to Monsanto’s GENUITY ROUNDUP READY 2 YIELD Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $1 million related to this agreement was recorded in the first three months of fiscal years 2012 and 2011. As of Nov. 30, 2011, and Aug. 31, 2011, the remaining receivable balance is $70 million and $75 million. The majority of this balance is included in the long-term receivables on the Condensed Statements of Financial Position and the current portion is included in trade receivables. As of Nov. 30, 2011, and Aug. 31, 2011, the remaining deferred revenue balance is $61 million and $62 million, respectively, of which $6 million and $4 million, respectively, is included in short-term deferred revenue. The interest portion of this receivable is less than $1 million for the three months ended Nov. 30, 2011, and Nov. 30, 2010.

NOTE 12. DEBT AND OTHER CREDIT ARRANGEMENTS

In November 2011, Monsanto filed a new shelf registration with the SEC (2011 shelf registration) that allows the company to issue an unlimited capacity of debt, equity and hybrid offerings. The 2011 shelf registration will expire in November 2014.

In April 2011, Monsanto issued $300 million of 2.75% Senior Notes under the 2008 shelf registration, which are due on April 15, 2016 (2.75% 2016 Senior Notes). The net proceeds from the sale of the 2.75% 2016 Senior Notes were used for general corporate purposes, including refinancing of the company’s indebtedness.

In April 2011, Monsanto finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a four-year senior unsecured revolving credit facility. This credit facility replaces the previous $2 billion credit facility established in 2007.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

losses, net of tax, of $19 million and $14 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Nov. 30, 2011, and Aug. 31, 2011, respectively. In August 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $225 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized losses, net of tax, of $27 million and $10 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Nov. 30, 2011, and Aug. 31, 2011, respectively. These swaps are accounted for under the Derivatives and Hedging topic of the ASC.

The fair value of the total short-term debt was $545 million and $710 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively. The fair value of the total long-term debt was $1,841 million and $1,797 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS

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

The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Nov. 30, 2011, and Aug. 31, 2011. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Nov. 30, 2011, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset (1)	Net Balance
Assets at Fair Value:
Cash equivalents	$2,421	$—	$—	$—	$2,421
Short-term investments	302	—	—	—	302
Equity securities	23	—	—	—	23
Derivative assets related to:
Foreign currency	—	19	—	—	19
Interest rates	—	—	—	—	—
Corn	7	5	—	(7)	5
Soybeans	1	1	—	(1)	1
Energy and raw materials	—	1	—	—	1
Grower contracts	—	1	—	—	1
Total Assets at Fair Value	$2,754	$27	$—	$(8)	$2,773
Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$14	$—	$—	$14
Interest rates	—	75	—	—	75
Corn	15	5	—	—	20
Soybeans	15	2	—	—	17
Energy and raw materials	—	11	—	—	11
Grower contracts	—	3	—	—	3
Total Liabilities at Fair Value	$30	$110	$—	$—	$140

	Fair Value Measurements at Aug. 31, 2011, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Net Balance
Assets at Fair Value:
Cash equivalents	$1,896	$—	$—	$—	$1,896
Short-term investments	302	—	—	—	302
Equity securities	26	—	—	—	26
Derivative assets related to:
Foreign currency	—	3	—	—	3
Corn	88	30	—	(84)	34
Soybeans	21	2	—	(21)	2
Energy and raw materials	—	3	—	—	3
Total Assets at Fair Value	$2,333	$38	$—	$(105)	$2,266
Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$14	$—	$—	$14
Interest rates	—	38	—	—	38
Corn	2	30	—	—	32
Soybeans	—	1	—	—	1
Energy and raw materials	—	9	—	—	9
Total Liabilities at Fair Value	$2	$92	$—	$—	$94

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

There were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the first quarter of fiscal year 2012.

The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Nov. 30, 2011, and Aug. 31, 2011.

NOTE 14. FINANCIAL INSTRUMENTS

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

The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 9 months for foreign currency hedges, 35 months for commodity hedges and 9 months for interest rate hedges. During the next 12 months, a pretax net gain of approximately $63 million will be reclassified from accumulated other comprehensive loss into earnings. During the three months ended Nov. 30, 2011 and Nov. 30, 2010, no cash flow hedges were discontinued.

Fair Value Hedges

The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three months ended Nov. 30, 2011, or Nov. 30, 2010.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

Financial instruments are neither held nor issued by the company for trading purposes.

The notional amounts of the company’s derivative instruments outstanding as of Nov. 30, 2011, and Aug. 31, 2011, were as follows:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2011	2011

Derivatives Designated as Hedges:
Foreign exchange contracts	$316	$359
Commodity contracts	726	517
Interest rate contracts	475	475

Total Derivatives Designated as Hedges	$1,517	$1,351

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,120	$779
Commodity contracts	111	181
Interest rate contracts	134	153
Grower contracts	30	71

Total Derivatives Not Designated as Hedges	$1,395	$1,184

The fair values of the company’s derivative instruments outstanding as of Nov. 30, 2011, and Aug. 31, 2011, were as follows:

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Balance Sheet Location	Fair Value
		As of Nov. 30,	As of Aug. 31,
(Dollars in millions)		2011	2011

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$11	$1
Commodity contracts	Other current assets(1)	8	93
Commodity contracts	Other assets(1)	1	16

Total derivatives designated as hedges		20	110

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	8	2
Commodity contracts	Trade receivables, net	—	30
Commodity contracts	Miscellaneous receivables	6	2
Commodity contracts	Other current assets(1)	—	3
Grower contracts	Other current assets(1)	1	—

Total derivatives not designated as hedges		15	37

Total Asset Derivatives		$35	$147

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$—	$9
Commodity contracts	Other current assets(1)	20	2
Commodity contracts	Other assets(1)	8	—
Commodity contracts	Miscellaneous short-term accruals	6	6
Commodity contracts	Other liabilities	5	4
Interest rate contracts	Miscellaneous short-term accruals	75	38

Total derivatives designated as hedges		114	59

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	14	5
Commodity contracts	Trade receivables, net(1)	7	1
Commodity contracts	Other current assets	2	—
Commodity contracts	Miscellaneous short-term accruals	—	29
Grower contracts	Other current assets(1)	3	—

Total derivatives not designated as hedges		26	35

Total Liability Derivatives		$140	$94

(1)

As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Condensed Statements of Consolidated Financial Position. See Note 13 — Fair Value Measurements — for a reconciliation to amounts reported in the Condensed Statements of Consolidated Financial Position as of Nov. 30, 2011, and Aug. 31, 2011.

The gains and losses on the company’s derivative instruments were as follows:

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCI (1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended Nov. 30,		Three Months Ended Nov. 30,		Income Statement
(Dollars in millions)	2011	2010	2011	2010	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$—	$(8)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$6	$(5)	(4)	(2)	Net sales
Foreign exchange contracts	10	(2)	—	4	Cost of goods sold
Commodity contracts	(113)	41	9	(5)	Cost of goods sold
Interest rate contracts	(37)	41	(2)	(2)	Interest expense

Total Derivatives Designated as Hedges	(134)	75	3	(13)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(5)			(23)	—	Other expense, net
Commodity contracts			(2)	(1)	Net sales
Commodity contracts			(6)	(1)	Cost of goods sold

Total Derivatives Not Designated as Hedges			(31)	(2)

Total Derivatives	$(134)	$75	$(28)	$(15)

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)

For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)

Gain or loss on commodity cash flow hedges includes a loss of $1 million and a loss of less than $1 million from ineffectiveness for the three months ended Nov. 30, 2011, and Nov. 30, 2010, respectively. There were no hedges discontinued for the three months ended Nov. 30, 2011, and Nov. 30, 2010. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Nov. 30, 2011, and Nov. 30, 2010.

(4)

Loss on commodity fair value hedges is offset by a gain of $7 million on the underlying hedged inventory for the three months ended Nov. 30, 2010. A loss of $1 million during the three months ended Nov. 30, 2010, was included in cost of goods sold due to ineffectiveness.

(5)

Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction gain of $17 million and a loss of $14 million during the three months ended Nov. 30, 2011, and Nov. 30, 2010, respectively.

Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $91 million and $50 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

Credit Risk Management

Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Nov. 30, 2011, and Aug. 31, 2011, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Monsanto regularly evaluates its business practices to minimize its credit risk. During the three months ended Nov. 30, 2011, and Nov. 30, 2010, the company engaged multiple banks in the United States, Argentina, Brazil and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 4 — Customer Financing Programs.

NOTE 15. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits and health care and other postretirement benefits include the following components:

	Three Months Ended Nov. 30, 2011			Three Months Ended Nov. 30, 2010
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned During the Period	$22	$4	$26	$16	$3	$19
Interest Cost on Benefit Obligation	34	3	37	23	3	26
Assumed Return on Plan Assets	(49)	(3)	(52)	(29)	(4)	(33)
Amortization of Unrecognized Net Loss	24	1	25	19	1	20

Total Net Periodic Benefit Cost	$31	$5	$36	$29	$3	$32

Health Care and Other Postretirement Benefits (Dollars in millions)	Three Months Ended Nov. 30,
	2011	2010

Service Cost for Benefits Earned During the Period	$3	$2
Interest Cost on Benefit Obligation	3	2
Amortization of Unrecognized Net Gain	(2)	—

Total Net Periodic Benefit Cost	$4	$4

Monsanto has not contributed to its U.S. qualified plan in the three month period ended Nov. 30, 2011, or in the three month period ended Nov. 30, 2010. Monsanto contributed $3 million and $2 million to plans outside the United States in the three month period ended Nov. 30, 2011, and Nov. 30, 2010, respectively. As of Nov. 30, 2011, management expects to make additional contributions of approximately $64 million and $11 million to the company’s pension plans in the United States and outside the United States, respectively, during the remainder of fiscal year 2012.

Employee Savings Plan

The Monsanto leveraged employee stock ownership plan (Monsanto ESOP) debt was restructured in November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. A liability of $61 million and $59 million is due to the Monsanto ESOP from the company and is included in other liabilities on the Condensed Statements of Financial Position as of Nov. 30, 2011, and Aug. 31, 2011 respectively, related to this restructuring and the 2004 ESOP enhancement.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 16. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months ended Nov. 30, 2011, and Nov. 30, 2010. Stock-based compensation cost capitalized in inventory was $6 million and $7 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively.

	Three Months Ended Nov. 30,
(Dollars in millions)	2011	2010

Cost of Goods Sold	$3	$5
Selling, General and Administrative Expenses	15	16
Research and Development Expenses	5	6

Pre-Tax Stock-Based Compensation Expense	23	27
Income Tax Benefit	(8)	(9)

Net Stock-Based Compensation Expense	$15	$18

During the three months ended Nov. 30, 2011, Monsanto granted 2,221,010 stock options and 524,949 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP). No restricted stock awards were granted to employees under the LTIP or the 2005 LTIP during the first quarter of fiscal year 2012. In addition, during the three months ended Nov. 30, 2011, 21,472 shares of deferred stock and 4,418 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).

The weighted-average grant-date fair value of non-qualified stock options granted during the three months ended Nov. 30, 2011, was $23.39 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $97 million as of Nov. 30, 2011, and will be recognized as expense over a weighted-average period of 2.2 years.

The weighted-average grant-date fair value of restricted stock units granted during the first quarter of fiscal year 2012 was $74.60 per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was less than $1 million and $82 million, respectively, as of Nov. 30, 2011, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were each 2.2 years as of Nov. 30, 2011. The weighted-average grant-date fair value of directors’ deferred stock and directors’ restricted stock granted during the three months ended Nov. 30, 2011, was $68.93 per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was $1 million as of Nov. 30, 2011, and will be recognized as expense over a weighted-average period of one year.

NOTE 17. COMPREHENSIVE LOSS

Comprehensive loss includes all nonshareowner changes in equity. It consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized.

Information regarding accumulated other comprehensive loss is as follows:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2011	2011

Accumulated Foreign Currency Translation Adjustments	$(302)	$270
Net Unrealized Loss on Investments, Net of Tax	(3)	—
Net Accumulated Derivative (Loss)/Income, Net of Tax	(19)	63
Postretirement Benefit Plan Activity, Net of Tax	(436)	(449)

Accumulated Other Comprehensive Loss	$(760)	$(116)

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 18. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Approximately 9.7 million and 11.7 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive as of Nov. 30, 2011 and Nov. 30, 2010, respectively.

	Three Months Ended Nov. 30,
	2011	2010
Weighted-Average Number of Common Shares	535.4	538.6
Dilutive Potential Common Shares	6.0	5.9

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2011	2010
Interest	$34	$33
Taxes	48	50

NOTE 20. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $233 million and $265 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011.

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

•

As described in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. The trial for the Bibb medical monitoring class action began on Jan. 3, 2012.

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

Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe, and Argentina can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2011. Disclosures regarding these guarantees made by Monsanto can be found in Note 26 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011.

NOTE 21. SEGMENT INFORMATION

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. In February 2011, the company reorganized the operating segments within our Agricultural Productivity reportable segment as a result of a change in the way the Chief Executive Officer, who is the chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources. The “ROUNDUP and other glyphosate-based herbicides” operating segment and the “all other agricultural products” operating segments within Agricultural Productivity were combined into one operating segment titled “Agricultural Productivity” representing our weed management platform and supporting our Seeds and Genomics business. The change in operating segments had no impact on the company’s reportable segments. The historical segment disclosures have been recast. EBIT is defined as earnings (loss) before interest and taxes and is an operating performance measure for the two reportable segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on activity. Based on the Agricultural Productivity segment’s relative contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2011 and remain consistent for fiscal year 2012.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2011	2010
Net Sales
Corn seed and traits	$895	$614
Soybean seed and traits	242	226
Cotton seed and traits	194	112
Vegetable seeds	157	183
All other crops seeds and traits	46	28

Total Seeds and Genomics	$1,534	$1,163

Agricultural productivity	905	673

Total Agricultural Productivity	$905	$673

Total	$2,439	$1,836

Gross Profit
Corn seed and traits	$531	$339
Soybean seed and traits	173	153
Cotton seed and traits	135	74
Vegetable seeds	81	113
All other crops seeds and traits	(4)	—

Total Seeds and Genomics	$916	$679

Agricultural productivity	180	145

Total Agricultural Productivity	$180	$145

Total	$1,096	$824

EBIT(1)(2)
Seeds and Genomics	$147	$(20)
Agricultural Productivity	82	66

Total	$229	$46

Depreciation and Amortization Expense
Seeds and Genomics	$127	$122
Agricultural Productivity	28	33

Total	$155	$155

(1)

EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(2)	EBIT includes restructuring charges for first quarter 2011. See Note 6 – Restructuring – for additional information.

A reconciliation of EBIT to net income for each quarter follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2011	2010
EBIT(1)	$229	$46
Interest Expense — Net	35	28
Income Tax Provision(2)	68	9

Net Income Attributable to Monsanto Company	$126	$9

(1)	Includes the income from pre-tax noncontrolling interests.

(2)	Includes the income tax provision on noncontrolling interest.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 22. SUBSEQUENT EVENTS

On Dec. 5, 2011, the board of directors declared a quarterly dividend on the company’s common stock of 30 cents per share. The dividend is payable on Jan. 27, 2012, to shareowners of record on Jan. 6, 2012.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011. Financial information for the first three months of fiscal year 2012 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

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

EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure used by management for our two reportable segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 21 — Segment Information — for a reconciliation of EBIT to net income (loss) for the three months ended Nov. 30, 2011, and Nov. 30, 2010.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

Executive Summary

Consolidated Operating Results — Net sales increased $603 million, or 33 percent, in the three-month comparison. This increase was primarily a result of increased sales of corn and cotton seed and traits in Latin America and Australia, respectively. Net income in first quarter 2012 was income of $0.23 per share, compared with $0.02 per share in first quarter 2011.

Financial Condition, Liquidity, and Capital Resources — In first quarter 2012, net cash provided by operating activities was $1,110 million, compared with $624 million in the prior-year quarter. Net cash required by investing activities was $254 million in first quarter 2012 compared with $124 million in first quarter 2011. Free cash flow was $856 million in first quarter 2012 compared with $500 million in the prior-year quarter. This increase is primarily because of increased customer participation in the U.S. prepayment programs in first quarter 2012 compared to first quarter 2011. In addition, receipts from the U.S. prepayment program were accelerated in first quarter 2012 because of changes in due dates and related discount rates.

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

See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2011.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

RESULTS OF OPERATIONS — FIRST QUARTER FISCAL YEAR 2012

	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2011	2010	Change

Net Sales	$2,439	$1,836	33%
Gross Profit	1,096	824	33%
Operating Expenses:
Selling, general and administrative expenses	500	450	11%
Research and development expenses	351	303	16%
Restructuring charges, net	—	7	NM

Total Operating Expenses	851	760	12%

Income from Operations	245	64	283%
Interest expense	53	43	23%
Interest income	(18)	(15)	20%
Other expense — net	6	12	(50)%

Income Before Income Taxes	204	24	750%
Income tax provision	70	9	678%

Net Income Including Portion Attributable to Noncontrolling Interest	134	15	793%

Less: Net income attributable to noncontrolling interest	8	6	33%

Net Income Attributable to Monsanto Company	$126	$9	NM

Diluted Earnings per Share Attributable to Monsanto Company	$0.23	$0.02	NM

NM = Not Meaningful

Effective Tax Rate	34%	38%

Comparison as a Percent of Net Sales:
Gross profit	45%	45%
Selling, general and administrative expenses	21%	25%
Research and development expenses	14%	17%
Total operating expenses	35%	41%
Income before income taxes	8%	1%
Net income attributable to Monsanto Company	5%	—

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income:

Net sales increased 33 percent in first quarter 2012 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased 32 percent, and our Agricultural Productivity segment net sales increased 34 percent. The following table presents the percentage changes in first quarter 2012 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Quarter 2012 Percentage Change in Net Sales vs. First Quarter 2011
	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	19%	13%	—%	32%	—	32%
Agricultural Productivity Segment	40%	(6)%	—%	34%	—	34%
Total Monsanto Company	27%	6%	—%	33%	—	33%

(1)

See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2012 and 2011. Acquisitions are segregated in this presentation for one year from the acquisition date.

For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.

Gross profit increased 33 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company remained flat at 45 percent in first quarter 2012. Gross profit percentage in the Seeds and

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

Genomics segment increased two percentage points to 60 percent in first quarter 2012. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment decreased two percentage points to 20 percent in first quarter 2012. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.

Operating expenses increased 12 percent, or $91 million, in first quarter 2012 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 11 percent primarily because of higher spending for marketing and administrative functions. R&D expenses increased 16 percent due to increased investment in our product pipeline. As a percent of net sales, SG&A expenses decreased four percentage points to 21 percent, and R&D expenses decreased three percentage points to 14 percent.

Interest expense increased $10 million in the quarter-over-quarter comparison primarily due to increased customer financing activities in first quarter of fiscal year 2012 compared to first quarter of fiscal year 2011, as well as interest expense related to our April 2011 bond issuance.

Interest income increased $3 million in the three-month comparison because of higher average cash balances primarily in Europe and India.

Other expense — net was expense of $6 million in first quarter 2012, compared with $12 million in the prior-year quarter. The change occurred due to decreased foreign currency losses in the current year.

Income tax provision was $70 million in first quarter 2012, an increase of $61 million over the prior-year quarter primarily as a result of the increase in pretax income. The effective tax rate decreased to 34 percent from 38 percent in first quarter 2011. Monsanto recorded a tax charge of $6 million during first quarter 2012, primarily as a result of deferred tax adjustments. Without the impact of discrete items, our effective tax rate for first quarter 2012 would have still been lower, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.

SEEDS AND GENOMICS SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2011	2010	Change

Net Sales
Corn seed and traits	$895	$614	46%
Soybean seed and traits	242	226	7%
Cotton seed and traits	194	112	73%
Vegetable seeds	157	183	(14)%
All other crops seeds and traits	46	28	64%

Total Net Sales	$1,534	$1,163	32%

Gross Profit
Corn seed and traits	$531	$339	57%
Soybean seed and traits	173	153	13%
Cotton seed and traits	135	74	82%
Vegetable seeds	81	113	(28)%
All other crops seeds and traits	(4)	—	NM

Total Gross Profit	$916	$679	35%

EBIT(1)	$147	$(20)	835%

NM = Not Meaningful

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — First Quarter Fiscal Year 2012

Net sales of corn seed and traits increased 46 percent, or $281 million, in the three-month comparison, primarily driven by higher volumes in Latin America due to increased planted area.

Cotton seed and traits net sales increased 73 percent, or $82 million, in the three-month comparison, primarily because of increased planted area and a shift in grower pricing elections. In Australia, cotton growers have the option of purchasing technology at the time of the seed purchase or at the time of harvest ginning with pricing based on yield. More growers have elected the upfront purchase for technology in first quarter of fiscal year 2012 than in the comparable prior period.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

Vegetable seeds net sales decreased 14 percent or $26 million, in the first three months of 2012, primarily because of decreased demand as a result of market weakness in Europe and timing shifts in the Americas.

Net sales of soybean seed and traits increased seven percent or $16 million primarily due to increased sales in Brazil as the final royalties came through from the point-of-delivery system, as well as an increased penetration of second-generation soybean trait products in the United States.

Gross profit increased $237 million in first quarter 2012. Gross profit as a percent of sales for this segment increased two percentage points to 60 percent in the quarter-over-quarter comparison. This increase is primarily due to a shift to higher margin trait products especially in Latin America.

EBIT for the Seeds and Genomics segment increased $167 million to $147 million in first quarter 2012.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2011	2010	Change

Net Sales
Agricultural productivity	$905	$673	34%

Total Net Sales	$905	$673	34%

Gross Profit
Agricultural productivity	$180	$145	24%

Total Gross Profit	$180	$145	24%

EBIT(1)	$82	$66	24%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2012

Net sales of Agricultural Productivity increased 34 percent, or $232 million, in the three-month comparison primarily due to increased sales for ROUNDUP and other glyphosate-based herbicides. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased 35 percent in first quarter 2012 from first quarter 2011 due to timing of distributor purchases in the United States, as well as increased demand primarily in Latin America and Canada.

The net sales discussed throughout this section resulted in $35 million higher gross profit in first quarter 2012. Gross profit as a percent of sales for the Agricultural Productivity segment decreased two percentage points to 20 percent in first quarter 2012 primarily due to higher raw material prices when compared to the first quarter of fiscal year 2011 for ROUNDUP and other glyphosate-based herbicides. EBIT for the Agricultural Productivity segment increased $16 million to $82 million in first quarter 2012.

RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

	Three Months Ended Nov. 30,
(Dollars in millions)	2011	2010

Costs of Goods Sold	$—	$—
Restructuring Charges, Net(1)(2)	—	(7)

Loss Before Income Taxes	—	(7)
Income Tax Benefit	—	3

Net Loss	$—	$(4)

(1)	For the three months ended Nov. 30, 2010, the $7 million of restructuring charges were split by segment as follows: $ (4) million in Agricultural Productivity and $11 million in Seeds and Genomics.

(2)

The restructuring charges for the three months ended Nov. 30, 2010, include reversals of $25 million related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. There were no reversals during the three months ended Nov. 30, 2011.

On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable us to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. We also announced that we will take steps to better align the resources of our global seeds and traits business. These actions include certain product and brand rationalization within our seed businesses. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, we identified additional opportunities to better align our resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the majority of the remaining payments are expected to be made by the end of the second quarter in fiscal year 2012.

The total restructuring costs are $733 million. The charges are comprised of $338 million in severance and related benefits, $156 million of costs related to facility closures and exit costs and $239 million of asset impairments. Payments related to the 2009 Restructuring Plan are generated from cash from operations.

There were no charges incurred for the first quarter ended Nov. 30, 2011. The following table displays the pretax charges of $7 million incurred by segment under the 2009 Restructuring Plan for the first quarter ended Nov. 30, 2010, as well as the cumulative pretax charges of $733 million under the 2009 Restructuring Plan.

	Quarter Ended Nov. 30, 2011			Quarter Ended Nov. 30, 2010
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions	$—	$—	$—	$(11)	$(7)	$(18)
Facility Closures / Exit Costs	—	—	—	22	3	25
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—
Inventory	—	—	—	—	—	—
Other intangible assets	—	—	—	—	—	—

Total Restructuring Charges, Net	$—	$—	$—	$11	$(4)	$7

	Cumulative Amount through Nov. 30, 2011
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$239	$99	$338
Facility Closures / Exit Costs	75	81	156
Asset Impairments
Property, plant and equipment	43	5	48
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$535	$198	$733

Our written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the Exit or Disposal Cost

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

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

In first quarter 2012, there were no charges recorded related to restructuring. In first quarter 2011, pretax restructuring charges of $7 million were recorded. The facility closures/exit costs of $25 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $7 million of additional charges were offset by $25 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.

The actions related to the overall restructuring plan were expected to produce annual cost savings of $300 million to $340 million, primarily in cost of goods sold and SG&A. Approximately one-fourth of these savings were recognized in fiscal year 2010, with the full benefit realized in 2011.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Nov. 30,		As of Aug. 31,
(Dollars in millions, except current ratio)	2011	2010	2011

Cash and Cash Equivalents (variable interest entities restricted—2012: $73 and 2011: $96)	$3,007	$1,732	$2,572
Trade Receivables, Net (variable interest entities restricted—2012: $64 and 2011: $51)	1,993	1,698	2,117
Inventory, Net	3,136	3,236	2,591
Other Current Assets(1)	1,598	1,311	1,529

Total Current Assets	$9,734	$7,977	$8,809

Short-Term Debt	$522	$394	$678
Accounts Payable	735	688	839
Accrued Liabilities(2)	4,596	3,454	3,212

Total Current Liabilities	$5,853	$4,536	$4,729

Working Capital(3)	$3,881	$3,441	$4,080
Current Ratio(3)	1.66:1	1.76:1	1.86:1

(1)	Includes miscellaneous receivables, deferred tax assets and other current assets.

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

Nov. 30, 2011, compared with Aug. 31, 2011: Working capital decreased $199 million between Aug. 31, 2011, and Nov. 30, 2011, because of the following factors:

•

Deferred revenue increased $1,624 million between the respective periods primarily because of U.S. customer prepayments that occur in the first quarter of the fiscal year resulting in a higher deferred revenue balance as of Nov. 30, 2011. This is consistent with the seasonality of our business. In addition, in first quarter 2012, participation in the U.S. customer prepayment programs increased compared to first quarter 2011. Also, receipts from the U.S. prepayment programs were accelerated in first quarter 2012 because of changes in due dates and related discount rates.

•	Grower production accruals increased $499 million representing amounts payable to farmers who grow seed for us. This increase is also consistent with the seasonality of our business.

These decreases to working capital between Aug. 31, 2011, and Nov. 30, 2011, were partially offset by the following factors:

•	Cash and cash equivalents increased $435 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

•

Inventory increased $545 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in first quarter of the fiscal year resulting in a higher inventory balance as of Nov. 30, 2011.

•	Short-term debt decreased $156 million primarily due to payments made on the debt for the acquisition of the Chesterfield Village Research Center.

•

Within accrued liabilities, accrued marketing programs decreased $356 million due to payouts of several programs during first quarter 2012. Accrued compensation and benefits decreased $165 million due to the payment of annual employee incentive awards during first quarter of fiscal year 2012. Dividends payable decreased $161 million due to the payment of the quarterly dividend on Oct. 28, 2011. In addition, customer payables decreased $78 million because of payments to customers for these payables that occurred during first quarter of fiscal year 2012.

Nov. 30, 2011, compared with Nov. 30, 2010: Working capital increased $440 million between Nov. 30, 2011, and Nov. 30, 2010. The following factors increased working capital as of Nov. 30, 2011, compared with Nov. 30, 2010:

•

Cash and cash equivalents increased $1,275 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2011, for further details of this increase.

•	Trade receivables increased $295 million period over period due to increased sales in first quarter fiscal year 2012 compared to first quarter fiscal year 2011.

•	Other current assets increased $287 million, primarily because of the purchase of short-term investments.

These working capital increases were partially offset by the following factors:

•

Inventory decreased $100 million between respective periods primarily because of higher sales in first quarter fiscal year 2012 compared to first quarter fiscal year 2011 in the Agricultural Productivity segment which outpaced production.

•

Short-term debt increased $128 million due to long-term debt maturing in the next 12 months which was moved to short term, partially offset by payments on debt related to the acquisition of the Chesterfield Village Research Center.

•

Accrued liabilities increased $1,142 million between the respective periods. Deferred revenue increased $659 million as a result of increased customer participation in the U.S. prepayment programs, as well as accelerated receipts under such programs because of changes in due dates and discount rates. In addition, grower accruals increased $164 million due to higher commodity prices in fiscal year 2012, as well as an increase in seed volumes produced this period over the comparative period in fiscal year 2011. Accrued marketing programs increased $141 million due to increased sales and timing of payments. Also, income taxes payable increased $101 million primarily as a result of the increase in pretax income.

Customer Financing Programs: We participate in a revolving financing program in Brazil that allows us to transfer up to 1 billion Brazilian reais (approximately $550 million) for select customers in Brazil to a special purpose entity, formerly a qualified special purpose entity (SPE). Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and we hold the remaining 12 percent interest. Under the arrangement, a recourse provision requires us to cover the first 12 percent of credit losses within the program. We have evaluated our relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated on a prospective basis effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities.

We have an agreement with a SPE in Argentina to transfer customer receivables and to service such accounts. We evaluated our relationship with this entity under the updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated on a prospective basis effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

We have an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $216 million and $3 million for the first three months of fiscal years 2012 and 2011, respectively. The agreement includes recourse provisions and thus a liability was established at the time of sale that approximates fair value based upon our historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by us was $2 million as of Nov. 30, 2011. There was no recourse liability recorded by us as of Aug. 31, 2011. The maximum potential amount of future payments under the recourse provisions of the agreement was $5 million as of Nov. 30, 2011. The outstanding balance of the receivables sold was $102 million and $3 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively. There were delinquent accounts of $2 million and $3 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively.

We sell accounts receivable in the United States and European regions, both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $6 million and $1 million for the first three months of fiscal years 2012 and 2011, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on our historical collection experience for the customers associated with the sales of the accounts receivable and a current assessment of credit exposure. There was no liability balance as of Nov. 30, 2011, or Aug. 31, 2011. The maximum potential amount of future payments under the recourse provisions of the agreements was $28 million as of Nov. 30, 2011. The outstanding balance of the receivables sold was $29 million and $55 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively. There were no delinquent loans as of Nov. 30, 2011, or Aug. 31, 2011.

We also have agreements with lenders to establish programs to provide financing of up to 550 million Brazilian reais (approximately $300 million) for selected customers in Brazil. The account balance outstanding for these programs was $53 million and $49 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively. In this program, we provide a guarantee of the loans in the event of customer default. There was no maximum potential amount of future payments under the guarantees as of Nov. 30, 2011. The liability for the guarantee is recorded at an amount that approximates fair value, primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million as of Nov. 30, 2011, and Aug. 31, 2011. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers. There were no delinquent loans as of Nov. 30, 2011. There were delinquent loans of $1 million as of Aug. 31, 2011.

We also have similar agreements with banks that provide financing to our customers in the United States, Europe and Latin America where we provide a guarantee of the accounts in the event of customer default. The maximum potential amount of future payments under the guarantees was $1 million as of Nov. 30, 2011. Our guarantee liability was $1 million and $2 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively. The account balance outstanding for these programs was $39 million and $33 million as of Nov. 30, 2011, and Aug. 31, 2011, respectively. There were no delinquent loans as of Nov. 30, 2011, or Aug. 31, 2011.

Cash Flow

	Three Months Ended Nov. 30,
(Dollars in millions)	2011	2010
Net Cash Provided by Operating Activities	$1,110	$624
Net Cash Required by Investing Activities	(254)	(124)
Free Cash Flow(1)	856	500
Net Cash Required by Financing Activities	(340)	(340)
Cash Assumed from Initial Consolidation of Variable Interest Entities	—	77
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(81)	10
Net Increase in Cash and Cash Equivalents	435	247
Cash and Cash Equivalents at Beginning of Period	2,572	1,485
Cash and Cash Equivalents at End of Period	$3,007	$1,732

(1)

Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

Net cash provided by operating activities was $ 1,110 million in first quarter 2012 compared with $624 million in first quarter 2011. Net cash provided by operating activities increased $486 million in first quarter 2012, primarily because of increased customer participation in the U.S. prepayment programs. In addition, receipts from the U.S. prepayment programs were accelerated in first quarter 2012 because of changes in due dates and related discount rate. This caused an increase in deferred revenue. In addition, the increase in cash provided by operating activities was driven by higher net income of $119 million in the respective periods from $15 million to $134 million. Offsetting this increase, inventories required $124 million more cash during the three months ended Nov. 30, 2011, due to increased production driven by higher sales and higher commodity prices in first quarter fiscal year 2012.

Net cash required by investing activities was $254 million in first quarter 2012 compared to $124 million in first quarter 2011. Net cash required by investing activities increased primarily due to the acquisition of Beeologics for $113 million.

The amount of net cash required by financing activities was $340 million in first quarter 2012 and 2011. In first quarter fiscal year 2012, cash required for treasury stock purchases decreased $241 million to $26 million from $267 million in first quarter fiscal year 2011. Offsetting this decrease in cash required by financing activities, long-term debt reductions required $138 million of cash in first quarter fiscal year 2012 due to repayments on the note related to the acquisition of the Chesterfield Village research facility.

Capital Resources and Liquidity

	As of Nov. 30,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2011	2010	2011

Short-Term Debt	$522	$394	$678
Long-Term Debt	1,542	1,728	1,543
Total Shareowners’ Equity	11,041	10,050	11,545
Debt-to-Capital Ratio	16%	17%	16%

A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are used to finance these requirements. We anticipate accessing the commercial paper markets in 2012 for short periods of time to finance working capital needs and do not believe our options will be limited. We had no commercial paper borrowings outstanding at Nov. 30, 2011.

We held cash and cash equivalents and short-term investments of $2.9 billion at Aug. 31, 2011, of which $1.4 billion was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. At the end of first quarter fiscal year 2012, we held cash and cash equivalents and short-term investments of $3.3 billion, of which $1.2 billion was held by foreign entities.

Total debt outstanding decreased $58 million between Nov. 30, 2010, and Nov. 30, 2011, primarily due to payments of $188 million that we paid in fiscal year 2011 and $136 million that we paid in first quarter fiscal year 2012 related to the purchase of the Chesterfield Village Research Center that occurred in April 2010 for $435 million. Partially offsetting this decrease, we issued $300 million of 2.75% Senior Notes in April 2011, which are due on April 15, 2016.

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

Dividend: In December 2011, we declared a quarterly dividend of 30 cents payable on Jan. 27, 2012, to shareowners of record as of Jan. 6, 2012.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

Capital Expenditures: We expect fiscal year 2012 capital expenditures to be in the range of $600 million to $700 million compared with $540 million in fiscal year 2011. The primary driver of this increase is higher overall spending on projects related to our Agricultural Productivity segment.

2012 Acquisitions: In September 2011, we acquired 100 percent of the outstanding stock of Beeologics, a technology start-up business based in Israel, which researches and develops biological tools to provide targeted control of pests and diseases. The acquisition of the company will allow Monsanto to further explore the use of biologicals broadly in agriculture to provide farmers with innovative approaches to the challenges they face. Monsanto intends to use the base technology from Beeologics as a part of its continuing discovery and development pipeline. The total cash paid and the fair value of the acquisition was $113 million (net of cash acquired), and it was primarily allocated to goodwill and intangibles.

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

2012 Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2011.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

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

We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. We plan to improve and grow our vegetable seeds business, which has a portfolio focused on 23 crops. We continue to apply our molecular breeding and marker capabilities to our vegetable seeds germplasm, which we expect will lead to business growth. The business integration into a global platform, along with a number of process improvements, has improved our ability to develop and deliver new, innovative products to our broad customer base. The acquisition of Aly Participacoes Ltda. in fiscal year 2009 is expected to enable us to combine our areas of breeding expertise in an effort to enhance yields in sugarcane, a crop that we feel is vital to addressing growing global food and fuel demands. We also plan to continue making strategic acquisitions in our seed businesses to grow our branded seed market share, expand our germplasm library and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.

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

Key regulatory approvals were obtained for the 2010 commercial launch of our latest generation corn product. GENUITY SMARTSTAX, a product that contains five proteins that control important above ground (corn borer, corn ear worm) and below ground (corn root worm) pests and provides tolerance to the glyphosate and glufosinate herbicides, uses multiple modes of action for insect control, the proven means to enhance performance, reduce structured refuge and maintain long-term durability of corn trait technology. GENUITY SMARTSTAX uniquely features a combination of weed and insect control traits that significantly reduces the risk of resistance for both above and below ground pests. As a result, the U.S. EPA and the Canadian Food Inspection Agency (CFIA) allowed reduction of the typical structured farm refuge from 20 percent to 5 percent for GENUITY SMARTSTAX in the U.S. Corn Belt and Canada and from 50 percent to 20 percent for the U.S. Cotton Belt. GENUITY SMARTSTAX corn was launched in the United States in 2010.

Full regulatory approval was received for a 5 percent refuge-in-a-bag (RIB) seed blend from the U.S. EPA and CFIA for GENUITY SMARTSTAX RIB COMPLETE providing a single bag solution enabling farmers in the Corn Belt to plant corn without a separate refuge. GENUITY SMARTSTAX RIB COMPLETE was launched in 2011. U.S. EPA and CFIA have granted registration for GENUITY VT DOUBLE PRO RIB COMPLETE. This approval adds another single-bag product to the GENUITY reduced-refuge family of products. This product is expected to be broadly available to farmers in 2012.

Notwithstanding continuing and varied legal challenges by private and governmental parties in Brazil, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system (ROUNDUP READY soybeans, and in the future INTACTA ROUNDUP READY 2 PRO) and our indemnification collection system (BOLLGARD cotton) to ensure that we capture value on all of our ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow in Brazil as farmers choose to plant more of these approved traits. Although Brazilian law clearly states that the pipeline patents protecting these products have the duration of the corresponding U.S. patent (2014 for ROUNDUP READY soybeans), the duration of these pipeline patents is currently under judicial review in

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

Brazil. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil against such volatility.

During 2007, we announced a long-term joint R&D and commercialization collaboration in plant biotechnology with BASF that will focus on high-yielding crops and crops that are tolerant to adverse conditions such as drought. We have completed all North American and key import country regulatory submissions for the first biotech drought-tolerant corn product. Pending necessary approvals, we expect to move to on-farm testing plots with growers in 2012 to obtain on-farm data. Over the life of the collaboration, we and BASF will dedicate a joint budget of potentially $2.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton, canola and wheat.

Our international traits businesses, in particular, will probably continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic and political environments. Although we see growth potential in our India cotton business with the ongoing conversion to higher planting rates with hybrids and BOLLGARD II, this business is currently operating under existing and the potential for new state governmental pricing directives that we believe limit near-term earnings potential in India.

Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. We do not plan to collect on first generation ROUNDUP READY soybeans. We are preparing for a potential launch of INTACTA ROUNDUP READY 2 PRO soybeans provided we can achieve more certainty that we will be compensated for providing the technology. To achieve this, we are pursuing grower and grain handler agreements.

Following the decision of the French government to suspend the planting of YIELDGARD Corn Borer in February 2008, French farmers, French grower associations and various companies, including Monsanto, filed a claim to the Supreme Administrative court (Conseil d’Etat) to overturn the French government’s suspension of planting of YIELDGARD Corn Borer. As a result of the ban, the sales or planting of MON810 products in France were suspended. The European Food Safety Authority (EFSA) issued an opinion that the French suspension is not supported on a scientific basis. The case was referred to the European Court of Justice (ECJ) and on Sept. 8, 2011, the ECJ ruled that the French ban was illegal and that a ban can be invoked only in circumstances that are likely to constitute a clear and serious risk to human health, animal health or the environment. On Nov. 28, 2011, the Conseil d’Etat ordered the French government to cancel the ban imposed on genetically-modified corn crops in 2008. The court ruled that the agriculture ministry had not established high risk to the environment or health and thus lacked scientific basis for the ban. On April 17, 2009, Germany undertook a procedural action under European law and banned the planting of YIELDGARD Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, the sales or planting of MON810 products in Germany were suspended. The court proceedings are postponed pending the outcome of administrative proceedings. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked procedural measures but we have focused our legal challenges to those countries with significant corn plantings.

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

Agricultural Productivity

The structural changes that have occurred in the global glyphosate market, including overcapacity at the manufacturing level, have created a significant compression in the manufacturer’s margin. We believe this structural change is permanent and will therefore have a long term impact on the level of profits and cash generated by this business. While we expect the business to continue to be cash positive, we have oriented the focus of Monsanto’s crop protection business to strategically support Monsanto’s ROUNDUP READY crops through our weed management platform that delivers weed control offerings for farmers. In addition, our lawn-and-garden business will continue to be a solid contributor to our Agricultural Productivity segment.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

The staff of the SEC is conducting an investigation of financial reporting associated with our customer incentive programs for glyphosate products for the fiscal years 2009 and 2010, and we have received a subpoena in connection therewith. We are cooperating with the investigation.

Other Information

As discussed in Note 20 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.

The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K/A for fiscal year ended Aug. 31, 2011. Had we used estimates different from any of those contained in such Report on Form 10-K/A, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented in this Form 10-Q.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Nov. 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon the evaluation, management has concluded that our disclosure controls and procedures were not effective as of Nov. 30, 2011, due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K/A for fiscal year 2011 under Part II, Item 9A.

Remediation Plan

Management has been actively engaged in developing remediation plans to address the above control deficiencies. The remediation efforts in process or expected to be implemented include the following:

•	Enhancing the training program for sales and finance personnel on revenue recognition;

•	Refining internal policies related to customer incentive programs which provide additional clarity on definitions, rules and exceptions to policies;

•	Establishing a more comprehensive review and approval procedure for prepayments to customers to ensure that appropriate accounting treatment is applied when obligations are fulfilled and payments are earned;

•	Implementing procedures to improve the capture, review, approval, and recording of all incentive arrangements in the appropriate accounting period; and

•	Simplifying customer programs.

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

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

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 20 under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. The following discussion provides new and updated information regarding certain other proceedings for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011.

Patent and Commercial Proceedings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, on Dec. 23, 2008, we entered into a dispute resolution process with Pioneer Hi-Bred International, Inc. (Pioneer), a wholly owned subsidiary of E. I. du Pont de Nemours and Company (DuPont), to address issues regarding the unauthorized use of our proprietary technology. Pioneer has announced plans to combine or stack their Optimum ® GAT ® trait in soybeans with our patented first generation Roundup Ready technology, contrary to their previously disclosed plans to discontinue use of soybean varieties containing our technology and pursue the Optimum® GAT® trait alone. We believe that Pioneer is not authorized to make this genetic combination, and we are seeking to prevent non-consensual use of our proprietary technology. On May 4, 2009, following unsuccessful discussions, Monsanto filed suit against DuPont and Pioneer in Federal District Court in St. Louis asserting patent infringement and breach of contract claims to prevent the unauthorized use of our Roundup Ready technology in corn and soybeans. On June 16, 2009, the defendants filed an answer and counterclaim seeking injunctive relief, damages and specific performance asserting a claim of license as well as the invalidity or unenforceability of the patent asserted by Monsanto, and also claiming alleged anticompetitive behavior relating to traits for corn and soybeans. The court, on Sept. 16, 2009, severed the antitrust defense interposed by DuPont for a separate, subsequent trial following our case for patent infringement and license breach. On Oct. 23, 2009, the Court heard our motion for judgment on the pleadings to declare DuPont and Pioneer in breach of their corn and soybean licensing agreements with us. On Jan. 15, 2010, the Court granted our motion declaring that DuPont and Pioneer are not licensed to create a product containing Roundup Ready and Optimum® GAT® traits stacked in combination and again on July 30, 2010, reaffirmed its ruling against Pioneer. On Dec. 21, 2011, the Court issued an order granting Monsanto certain relief. The Court’s ruling has been filed under seal and Monsanto has moved to make the order public. The remaining patent claims are set for trial on July 9, 2012, and the antitrust counterclaims are set for trial on April 22, 2013. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.

Governmental Proceedings and Undertakings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.1 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $243 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $75 million to $38 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. On Sept. 17, 2010, the appeals were assigned to the Administrative Council of Tax Appeals. On May 25, 2011, the second level administrative court ruled in favor of the company. On Nov. 30, 2011, Monsanto do Brasil was notified by the Brazilian tax authorities that the tax assessment related to the $575 million notes had been cancelled. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.8 Brazilian reais per U.S. dollar.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

Securities and Derivative Proceedings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, on July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleged that defendants violated the federal securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal 2009 and 2010 and the anticipated future performance of our ROUNDUP business. On Nov. 1, 2010, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff in the action. On Jan. 31, 2011, lead plaintiff filed an amended complaint against us and four of our past and present executive officers in the same action. The amended complaint alleges that defendants violated the federal securities laws by making false and misleading statements during the same time period, regarding our earnings guidance for fiscal 2009 and 2010 as well as the anticipated future performance of our ROUNDUP business and our Seeds and Genomics business. Lead plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Lead plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. On Apr, 1, 2011, defendants moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted. On June 14, 2011, lead plaintiff filed its opposition to the motion, and defendants’ reply thereto was filed on Aug. 12, 2011. On Dec. 12, 2011, lead plaintiff moved to supplement the record on the motion to dismiss with facts concerning the SEC investigation of our financial reporting associated with customer incentive programs for glyphosate products and our restatement of our financial results for fiscal years 2009 and 2010 and certain quarters of fiscal year 2011. On Jan. 5, 2012, the Court denied lead plaintiff’s motion to supplement the record, directed lead plaintiff to advise the Court in writing by Jan. 11, 2012, whether lead plaintiff intends to seek leave to move to amend its complaint, and set a briefing schedule with respect to lead plaintiff’s motion to amend the complaint in the event lead plaintiff moves for leave to amend.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, on Aug. 4 and 5, 2010, two purported derivative suits styled Espinoza v. Grant, et al. and Clark v. Grant, et al., were filed on our behalf against our directors and three of our past and present executive officers in the Circuit Court of St. Louis County, Missouri. Asserting claims for breach of fiduciary duty, corporate waste and unjust enrichment, plaintiffs allege that our directors themselves made or allowed Monsanto to make the same allegedly false and misleading statements pertaining to the anticipated future performance of our ROUNDUP business that are at issue in the purported class action. Plaintiffs also assert a claim arising out of the acceleration of certain stock options held by one of our former executive officers upon his retirement, as well as a claim based on one director’s sale of Monsanto stock while allegedly in possession of material, non-public information relating to our earnings guidance. Plaintiffs seek injunctive relief and the award of unspecified amounts of damages and restitution for Monsanto, counsel fees and costs. Plaintiffs moved for an order consolidating the Espinoza and Clark actions and appointing lead and liaison counsel. On Mar. 11, 2011, the Court approved the parties’ stipulation with respect to this motion and consolidated the two actions. Defendants moved for a stay of these actions in favor of the proposed federal securities class action (described above) and the federal derivative action (described below). On Mar. 11, 2011, the Court approved the parties’ stipulation with respect to this motion and stayed the consolidated actions pending resolution of motions to dismiss expected to be filed in the federal actions, subject to specified exceptions.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, another purported derivative action styled Kurland v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. Asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment and insider selling and misappropriation under Delaware law, the complaint contains allegations similar to the two state court derivative actions described above relating to the same allegedly false and misleading statements and a director’s sale of shares, and adds allegations relating to a senior executive’s sale of Monsanto stock while allegedly in possession of material, non-public information. Plaintiff seeks injunctive relief and the award of unspecified amounts of compensatory and exemplary damages, counsel fees and costs. On Sept. 3, 2010, defendants in the securities class action described above moved for consolidation and coordination of that action with the Kurland derivative action. On Sept. 28, 2010, the Court denied this motion, but stated that pretrial coordination of the federal actions should occur. On Oct. 11, 2010, a second purported derivative action styled Stone v. Bachmann, et al., was filed in the same federal district court on our behalf against certain of our directors. The allegations made and relief sought in the action are substantially similar to the allegations made and relief sought in the Kurland action. On Oct. 13, 2010, a third purported derivative action, styled Fagin v. AtLee, et al., was filed on our behalf against our directors in the same federal district court. The allegations made and relief sought in the Fagin action are substantially similar to the allegations made and relief sought in both the Kurland and Stone actions. The parties in these three derivative actions stipulated to their consolidation for all purposes and to the filing of a consolidated complaint, and the Court approved their stipulation on Nov. 30, 2010. The parties thereafter filed an agreed motion for a stay of the consolidated derivative action until thirty days after (a) the Court in the proposed securities class action enters an order dismissing lead plaintiff’s amended complaint in that action without leave to amend or (b) defendants in the proposed securities class action answer lead plaintiff’s amended complaint. On Feb. 28, 2011, the Court granted the agreed motion for a stay.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2012 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2011:
Sept. 1, 2011, through Sept. 30, 2011	168,400		$66.21	168,400	$485,989,624
October 2011:
Oct. 1, 2011, through Oct. 31, 2011	97,700		$70.73	97,700	$479,078,836
November 2011:
Nov. 1, 2011, through Nov. 30, 2011	121,252	(2)	$72.51	117,300	$470,572,372

Total	387,352		$69.32	383,400	$470,572,372

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.
(2)	Includes 3,952 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

In June 2010, the board of directors authorized a repurchase program of up to $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010. There were no other publicly announced plans outstanding as of Nov. 30, 2011.

ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: Jan. 6, 2012

MONSANTO COMPANY	FIRST QUARTER 2012 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

2	Omitted

3	Omitted

4	Omitted

11	Omitted — see Note 18 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.