Form 10-Q
period 2012-02-29
MONSANTO CO /NEW/
filed 2012-04-05
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Feb. 29, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 533,435,044 shares of Common Stock, $0.01 par value, outstanding as of April 2, 2012.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and six months ended Feb. 29, 2012, and Feb. 28, 2011, the Condensed Statements of Consolidated Financial Position as of Feb. 29, 2012, and Aug. 31, 2011, the Statements of Consolidated Cash Flows for the six months ended Feb. 29, 2012, and Feb. 28, 2011, the Statements of Consolidated Shareowners’ Equity and Comprehensive Income for the six months ended Feb. 29, 2012, and year ended Aug. 31, 2011, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended		Six Months Ended
(Dollars in millions, except per share amounts)	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011

Net Sales	$4,748	$4,131	$7,187	$5,967
Cost of goods sold	2,043	1,821	3,386	2,833

Gross Profit	2,705	2,310	3,801	3,134
Operating Expenses:
Selling, general and administrative expenses	543	502	1,043	952
Research and development expenses	353	320	704	623
Restructuring charges, net	—	1	—	8

Total Operating Expenses	896	823	1,747	1,583
Income from Operations	1,809	1,487	2,054	1,551
Interest expense	47	39	100	82
Interest income	(20)	(19)	(38)	(34)
Other expense, net	37	11	43	23

Income from Continuing Operations Before Income Taxes	1,745	1,456	1,949	1,480
Income tax provision	540	429	610	438

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,205	$1,027	$1,339	$1,042

Discontinued Operations:
Income from operations of discontinued businesses	11	4	11	4
Income tax provision	4	1	4	1

Income on Discontinued Operations	7	3	7	3

Net Income	$1,212	$1,030	$1,346	$1,045

Less: Net income attributable to noncontrolling interest	1	12	9	18

Net Income Attributable to Monsanto Company	$1,211	$1,018	$1,337	$1,027

Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,204	$1,015	$1,330	$1,024
Income on discontinued operations	7	3	7	3

Net Income Attributable to Monsanto Company	$1,211	$1,018	$1,337	$1,027

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.25	$1.89	$2.49	$1.91
Income on discontinued operations	0.02	0.01	0.01	—

Net Income Attributable to Monsanto Company	$2.27	$1.90	$2.50	$1.91

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.23	$1.87	$2.46	$1.89
Income on discontinued operations	0.01	0.01	0.01	—

Net Income Attributable to Monsanto Company	$2.24	$1.88	$2.47	$1.89

Weighted Average Shares Outstanding:
Basic	534.4	536.3	534.9	537.6
Diluted	540.5	542.4	540.9	543.7

Dividends Declared per Share	$0.60	$0.56	$0.60	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of Feb. 29,	As of Aug. 31,
(Dollars in millions, except share amounts)	2012	2011
Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2012: $12 and 2011: $96)	$3,123	$2,572
Short-term investments	302	302
Trade receivables, net (variable interest entities restricted - 2012: $176 and 2011: $51 )	2,341	2,117
Miscellaneous receivables	661	629
Deferred tax assets	536	446
Inventory, net	2,862	2,591
Other current assets	199	152

Total Current Assets	10,024	8,809
Total property, plant and equipment	8,690	8,697
Less accumulated depreciation	4,431	4,303

Property, Plant and Equipment, Net	4,259	4,394
Goodwill	3,377	3,365
Other Intangible Assets, Net	1,277	1,309
Noncurrent Deferred Tax Assets	799	873
Long-Term Receivables, Net	372	475
Other Assets	613	619

Total Assets	$20,721	$19,844

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$610	$678
Accounts payable	681	839
Income taxes payable	578	117
Accrued compensation and benefits	306	427
Accrued marketing programs	1,008	1,110
Deferred revenues	847	373
Grower production accruals	229	87
Dividends payable	160	161
Customer payable	9	94
Restructuring reserves	16	24
Miscellaneous short-term accruals	749	819

Total Current Liabilities	5,193	4,729
Long-Term Debt	1,538	1,543
Postretirement Liabilities	494	509
Long-Term Deferred Revenue	292	337
Noncurrent Deferred Tax Liabilities	127	152
Long-Term Portion of Environmental and Litigation Liabilities	178	176
Other Liabilities	703	682
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 593,340,754 and 591,516,732 shares, respectively Outstanding 533,314,465 and 535,297,120 shares, respectively	6	6
Treasury stock 60,026,289 and 56,219,612 shares, respectively, at cost	(2,912)	(2,613)
Additional contributed capital	10,244	10,096
Retained earnings	5,190	4,174
Accumulated other comprehensive loss	(533)	(116)
Reserve for ESOP debt retirement	(1)	(2)

Total Monsanto Company Shareowners’ Equity	11,994	11,545

Noncontrolling Interest	202	171

Total Shareowners’ Equity	12,196	11,716

Total Liabilities and Shareowners’ Equity	$20,721	$19,844

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Six Months Ended
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011

Operating Activities:
Net Income	$1,346	$1,045
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	311	310
Bad-debt expense	(8)	(6)
Stock-based compensation expense	72	55
Excess tax benefits from stock-based compensation	(26)	(19)
Deferred income taxes	(33)	(10)
Restructuring charges, net	—	8
Equity affiliate income, net	(3)	(8)
Net gain on sales of a business or other assets	(2)	(4)
Other items	65	59
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(265)	(612)
Inventory, net	(356)	(249)
Deferred revenues	445	656
Accounts payable and other accrued liabilities	142	472
Restructuring cash payments	(7)	(152)
Pension contributions	(33)	(44)
Other items	24	(60)

Net Cash Provided by Operating Activities	1,672	1,441

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(429)	(180)
Maturities of short-term investments	429	—
Capital expenditures	(239)	(217)
Acquisition of businesses, net of cash acquired	(113)	(99)
Technology and other investments	(56)	(44)
Other investments and property disposal proceeds	6	16

Net Cash Required by Investing Activities	(402)	(524)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(8)	(12)
Short-term debt proceeds	9	45
Short-term debt reductions	(17)	(27)
Long-term debt reductions	(142)	(2)
Payments on other financing	—	(2)
Treasury stock purchases	(299)	(381)
Stock option exercises	52	37
Excess tax benefits from stock-based compensation	26	19
Tax withholding on restricted stock and restricted stock units	(1)	(4)
Dividend payments	(322)	(302)
Proceeds from noncontrolling interest	101	8
Dividend payments to noncontrolling interest	(71)	(47)

Net Cash Required by Financing Activities	(672)	(668)

Cash Assumed from Initial Consolidations of Variable Interest Entities	—	77

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(47)	26

Net Increase in Cash and Cash Equivalents	551	352
Cash and Cash Equivalents at Beginning of Period	2,572	1,485

Cash and Cash Equivalents at End of Period	$3,123	$1,837

See Note 20 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Reserve for ESOP Debt	Non-Controlling Interest	Total
Balance as of Aug. 31, 2010	$6	$(2,110)	$9,896	$3,178	$(897)	$(4)	$44	$10,113
Net income	—	—	—	1,607	—	—	52	1,659
Foreign currency translation	—	—	—	—	510	—	4	514
Postretirement benefit plan activity, net of tax of $98	—	—	—	—	160	—	—	160
Unrealized net derivative gains, net of tax of $77	—	—	—	—	110	—	—	110
Realized net derivative losses, net of tax of $5	—	—	—	—	1	—	—	1

Comprehensive income for 2011							56	2,444
Treasury stock purchases	—	(503)	—	—	—	—	—	(503)
Restricted stock withholding	—	—	(4)	—	—	—	—	(4)
Issuance of shares under employee stock plans	—	—	65	—	—	—	—	65
Excess tax benefits from stock-based compensation	—	—	36	—	—	—	—	36
Stock-based compensation expense	—	—	103	—	—	—	—	103
Cash dividends of $1.14 per common share	—	—	—	(611)	—	—	—	(611)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(105)	(105)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Proceeds from noncontrolling interest	—	—	—	—	—	—	69	69
Consolidation of VIEs	—	—	—	—	—	—	107	107

Balance as of Aug. 31, 2011	$6	$(2,613)	$10,096	$4,174	$(116)	$(2)	$171	$11,716
Net income	—	—	—	1,337	—	—	9	1,346
Foreign currency translation	—	—	—	—	(341)	—	(8)	(349)
Postretirement benefit plan activity, net of tax of $13	—	—	—	—	22	—	—	22
Unrealized net gains on investment holdings, net of tax of $2	—	—	—	—	4	—	—	4
Unrealized net derivative losses, net of tax of ($48)	—	—	—	—	(70)	—	—	(70)
Realized net derivative gains, net of tax of ($16)	—	—	—	—	(32)	—	—	(32)

Comprehensive income for 2012							1	921
Treasury stock purchases	—	(299)	—	—	—	—	—	(299)
Restricted stock withholding	—	—	(1)	—	—	—	—	(1)
Issuance of shares under employee stock plans	—	—	52	—	—	—	—	52
Excess tax benefits from stock-based compensation	—	—	26	—	—	—	—	26
Stock-based compensation expense	—	—	71	—	—	—	—	71
Cash dividends of $0.60 per common share	—	—	—	(321)	—	—	—	(321)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(71)	(71)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	1	—	1
Proceeds from noncontrolling interest	—	—	—	—	—	—	101	101

Balance as of Feb. 29, 2012	$6	$(2,912)	$10,244	$5,190	$(533)	$(1)	$202	$12,196

(1)	See Note 18 — Comprehensive Income — for further details of the components of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011. Financial information for the first six months of fiscal year 2012 should not be annualized because of the seasonality of the company’s business.

NOTE 2. NEW ACCOUNTING STANDARDS

In December 2011, the FASB issued a new accounting standard update which requires entities to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. Generally Accepted Accounting Principles and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after Jan. 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, Monsanto will adopt this amendment in the first quarter of fiscal year 2014. The company is currently evaluating the impact of adoption on the consolidated financial statements.

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

NOTE 4. CUSTOMER FINANCING PROGRAMS

Monsanto participates in a revolving financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $585 million) for select customers in Brazil to a special purpose entity (SPE), formerly a qualified special purpose entity (QSPE). Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and Monsanto holds the remaining 12 percent interest. Under the arrangement, a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program. The company has evaluated its relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated on a prospective basis effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities.

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

Monsanto has an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $216 million and $3 million for the first six months of fiscal years 2012 and 2011, respectively. The agreement includes recourse provisions and thus a liability is established at the time of sale that approximates fair value based upon the company’s historical collection experience and a current assessment of credit exposure. The recourse liability recorded by Monsanto was $1 million as of Feb. 29, 2012. There was no recourse liability recorded by Monsanto as of Aug. 31, 2011. The maximum potential amount of future payments under the recourse provisions of the agreement was $1 million as of Feb. 29, 2012. The outstanding balance of the receivables sold was $4 million and $3 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively. There were delinquent accounts of $4 million and $3 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively.

Monsanto also sells accounts receivable in the United States and European regions, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $3 million and $4 million for the first six months of fiscal years 2012 and 2011, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. There was no liability balance as of Feb. 29, 2012, or Aug. 31, 2011. There was no maximum potential amount of future payments under the recourse provisions of the agreements as of Feb. 29, 2012. There was no outstanding balance of the receivables sold as of Feb. 29, 2012. The outstanding balance of receivables sold was $55 million as of Aug. 31, 2011. There were no delinquent loans as of Feb. 29, 2012, or Aug. 31, 2011.

Monsanto has additional agreements with lenders to establish programs that provide financing of up to 550 million Brazilian reais (approximately $320 million) for selected customers in Brazil. Monsanto provides a guarantee of the accounts in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $1 million as of Feb. 29, 2012, and Aug. 31, 2011. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. There was no maximum potential amount of future payments under the guarantee as of Feb. 29, 2012. The account balance outstanding for these programs was $71 million and $49 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively. There were no delinquent loans as of Feb. 29, 2012. There were delinquent loans of $1 million as of Aug. 31, 2011.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Monsanto also has similar agreements with banks that provide financing to its customers in the United States, Europe and Latin America where Monsanto provides a guarantee of the accounts in the event of customer default. The maximum potential amount of future payments under the guarantees was $1 million as of Feb. 29, 2012. The guarantee liability recorded by Monsanto was $1 million and $2 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively. The account balance outstanding for these programs was $50 million and $33 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively. There were no delinquent loans as of Feb. 29, 2012, or as of Aug. 31, 2011.

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

carrying value of assets and liabilities, which are identified as restricted assets and liabilities on the company’s Condensed Statement of Consolidated Financial Position, and the maximum exposure to loss relating to the VIEs for which Monsanto is the primary beneficiary.

	Financing Programs VIEs
	As of Feb. 29,	As of Aug. 31,
(Dollars in millions)	2012	2011
Cash and cash equivalents	$12	$96
Trade receivables, net	176	51
Total Assets	188	147
Total Liabilities	—	—
Maximum Exposure to Loss	$21	$11

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

	Biotechnology VIEs
	As of Feb. 29,	As of Aug. 31,
(Dollars in millions)	2012	2011
Property, plant, and equipment, net	$5	$5
Other intangible assets, net	12	9
Other assets	—	15
Total Non-Current Assets	17	29
Total Liabilities	—	—
Maximum Exposure to Loss	$—	$15

NOTE 6. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011
Cost of Goods Sold(1)	$—	$(2)	$—	$(2)
Restructuring Charges, Net(1)(2)	—	(1)	—	(8)
Loss from Continuing Operations Before Income Taxes	—	(3)	—	(10)
Income Tax Benefit	—	1	—	4
Net Loss	$—	$(2)	$—	$(6)

(1)

For the three months and the six months ended Feb. 28, 2011, the $2 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended Feb. 28, 2011, the $1 million of restructuring charges recorded in restructuring charges, net related to the Seeds and Genomics segment. For the six months ended Feb. 28, 2011, the $8 million of restructuring charges, net were split by segment as follows: $ (4) million in Agricultural Productivity and $12 million in Seeds and Genomics.

(2)

The restructuring charges for the three months and the six months ended Feb. 28, 2011, include reversals of $25 million related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. There were no reversals during the three months and six months ended Feb. 29, 2012.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable Monsanto to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. The company also announced that it will take steps to better align the resources of its global seeds and traits business. These actions include certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, the company identified additional opportunities to better align the company’s resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments are expected to be made by the end of fiscal year 2012.

There were no charges incurred for the three months and six months ended Feb. 29, 2012. The following table displays the pretax charges by segment under the 2009 Restructuring Plan of $3 million incurred for the three months ended Feb. 28, 2011, the pretax charges of $10 million incurred for the six months ended Feb. 28, 2011, as well as the cumulative pretax charges of $733 million.

	Three Months Ended Feb. 29, 2012			Six Months Ended Feb. 29, 2012
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total
Work Force Reductions	$—	$—	$—	$—	$—	$—
Facility Closures / Exit Costs	—	—	—	—	—	—
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—
Inventory	—	—	—	—	—	—

Total Restructuring Charges, Net	$—	$—	$—	$—	$—	$—

	Three Months Ended Feb. 28, 2011			Six Months Ended Feb. 28, 2011
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total
Work Force Reductions	$—	$—	$—	$(11)	$(7)	$(18)
Facility Closures / Exit Costs	1	—	1	23	3	26
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—
Inventory	2	—	2	2	—	2

Total Restructuring Charges, Net	$3	$—	$3	$14	$(4)	$10

	Cumulative Amount through Feb. 29, 2012
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total
Work Force Reductions	$239	$99	$338
Facility Closures / Exit Costs	75	81	156
Asset Impairments
Property, plant and equipment	43	5	48
Inventory	119	13	132
Other intangible assets	59	—	59
Total Restructuring Charges, Net	$535	$198	$733

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

In the six months ended Feb. 29, 2012, there were no charges recorded related to restructuring. In the six months ended Feb. 28, 2011, pretax restructuring charges of $10 million were recorded. The facility closures/exit costs of $26 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $7 million of additional charges were offset by $25 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In asset impairments, inventory impairments of $2 million recorded in cost of goods sold related to discontinued corn and sorghum seed products in the United States.

The following table summarizes the activities related to the company’s 2009 Restructuring Plan.

(Dollars in millions)	Work Force Reductions	Facility Closures / Exit Costs	Asset Impairments	Total

Beginning Liability as of Aug. 31, 2011	$24	$—	$—	$24
Restructuring charges recognized in first six months of fiscal year 2012	—	—	—	—
Cash payments	(7)	—	—	(7)
Asset impairments and write-offs	—	—	—	—
Foreign currency impact	(1)	—	—	(1)

Ending Liability as of Feb. 29, 2012	$16	$—	$—	$16

NOTE 7. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $60 million and $98 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively.

Effective with the second quarter of 2011, the company adopted the amended guidance in the Receivables topic of the ASC which requires greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables. The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $230 million and $220 million with a corresponding allowance for credit losses on these receivables of $222 million and $213 million, as of Feb. 29, 2012, and Aug. 31, 2011, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Condensed Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance Aug. 31, 2010	$226
Incremental Provision	20
Recoveries	(9)
Other(1)	(24)

Balance Aug. 31, 2011	$213
Incremental Provision	2
Recoveries	(5)
Write-Offs	(4)
Other(2)	16

Balance Feb. 29, 2012	$222

(1)	Includes reclassifications from the allowance for current receivables, write-offs, and foreign currency translation adjustments.

(2)	Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $364 million and $468 million, as of Feb. 29, 2012, and Aug. 31, 2011, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Condensed Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations. See Note 11 — Deferred Revenue — for more details on the significant agreements related to these long-term contractual receivables.

On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 8. INVENTORY

Components of inventory are:

	As of Feb. 29,	As of Aug. 31,
(Dollars in millions)	2012	2011

Finished Goods	$1,191	$953
Goods In Process	1,450	1,434
Raw Materials and Supplies	407	390

Inventory at FIFO Cost	3,048	2,777
Excess of FIFO over LIFO Cost	(186)	(186)

Total	$2,862	$2,591

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first six months of fiscal year 2012, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total

Balance as of Aug. 31, 2011	$3,308	$57	$3,365
Acquisition activity (see Note 3)	81	—	81
Effect of foreign currency translation adjustments	(69)	—	(69)

Balance as of Feb. 29, 2012	$3,320	$57	$3,377

In the six months ended Feb. 29, 2012, goodwill increased due to the 2012 acquisition of Beeologics, offset by the effects of foreign currency translation adjustments. See Note 3 — Business Combinations — for further information. There were no events or circumstances indicating that goodwill might be impaired as of Feb. 29, 2012. The 2012 annual goodwill impairment test will be performed as of March 1, 2012.

Information regarding the company’s other intangible assets is as follows:

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Feb. 29, 2012			As of Aug. 31, 2011
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible Assets with Finite Lives:
Acquired germplasm	$1,161	$(692)	$469	$1,189	$(692)	$497
Acquired intellectual property	1,020	(735)	285	973	(710)	263
Trademarks	347	(116)	231	352	(110)	242
Customer relationships	325	(156)	169	335	(146)	189
Other	144	(69)	75	136	(63)	73

Total Other Intangible Assets, Finite Lives	$2,997	$(1,768)	$1,229	$2,985	$(1,721)	$1,264

In process research & development, indefinite lives	48	—	48	45	—	45

Total Other Intangible Assets	$3,045	$(1,768)	$1,277	$3,030	$(1,721)	$1,309

Total amortization expense of other intangible assets was $38 million in second quarter of fiscal year 2012 and $37 million in second quarter of fiscal year 2011. Total amortization expense of other intangible assets was $75 million for the six months ended Feb. 29, 2012, and Feb. 28, 2011. The estimated intangible asset amortization expense for fiscal year 2012 through fiscal year 2016 is as follows:

(Dollars in millions)	Amount
2012	$136
2013	114
2014	119
2015	117
2016	117

NOTE 10. INVESTMENTS AND EQUITY AFFILIATES

Investments

As of Feb. 29, 2012 and Aug. 31, 2011, Monsanto has short-term investments outstanding of $302 million. The investments are comprised of treasury bills and commercial paper with original maturities of one year or less. See Note 14 — Fair Value Measurements.

Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Feb. 29, 2012, and Aug. 31, 2011, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $41 million and $26 million, respectively. Net unrealized gains (net of deferred taxes) of $4 million and less than $1 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Feb. 29, 2012, and Aug. 31, 2011, respectively.

Monsanto has cost basis investments recorded in other assets in the Condensed Statements of Consolidated Financial Position. As of Feb. 29, 2012, and Aug. 31, 2011, these investments were recorded at $70 million and $74 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. As of Feb. 29, 2012, no impairments were recorded.

Equity Affiliates

Monsanto owns a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Feb. 29, 2012, and Aug. 31, 2011, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $68 million and $67 million, respectively. Monsanto purchased $70 million and $130 million of inventory from the seed supplier for the three and six months ended Feb. 29, 2012, respectively, and $72 million and $141 million for the three and six months ended Feb. 28, 2011, respectively. There were no sales of inventory to the seed supplier in either 2012 or 2011. As of Feb. 29, 2012, and Aug. 31, 2011, the amount payable

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

to the seed supplier is $34 million and $2 million, respectively, and is recorded in accounts payable in the Condensed Statements of Consolidated Financial Position. As of Feb. 29, 2012, there were no prepayments. As of Aug. 31, 2011, there were prepayments of $9 million included in other current assets in the Statements of Consolidated Financial Position for inventory that was delivered in fiscal year 2012.

NOTE 11. DEFERRED REVENUE

As of Feb. 29, 2012, and Aug. 31, 2011, short-term deferred revenue was $847 million and $373 million, respectively. This balance primarily consists of cash received related to Monsanto’s prepayment programs in the United States and Brazil. These programs allow Monsanto’s customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balance is consistent with the seasonality of Monsanto’s business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed purchases. The deferred revenue balance related to these prepayment programs is considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.

In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded for the three months ended Feb. 29, 2012, and Feb. 28, 2011, and revenue of $40 million was recorded for the six months ended Feb. 29, 2012, and Feb. 28, 2011. As of Feb. 29, 2012, and Aug. 31, 2011, the remaining receivable balance is $308 million and $393 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Feb. 29, 2012, and Aug. 31, 2011, the remaining deferred revenue balance is $278 million and $317 million, respectively, of which $79 million is included in short-term deferred revenue in all periods. The interest portion of this receivable totaled $2 million and $5 million for the three and six months ended Feb. 29, 2012, respectively. Interest income for the three and six months ended Feb. 28, 2011, was $3 million and $7 million, respectively.

In 2008, Monsanto and Syngenta entered into a GENUITY ROUNDUP READY 2 YIELD Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s GENUITY ROUNDUP READY 2 YIELD Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $3 million related to this agreement was recorded for the three months ended Feb. 29, 2012, and Feb. 28, 2011, and revenue of $4 million and $3 million was recorded for the six months ended Feb. 29, 2012, and Feb. 28, 2011, respectively. As of Feb. 29, 2012, and Aug. 31, 2011, the remaining receivable balance is $71 million and $75 million, respectively. The majority of this balance is included in long-term receivables on the Condensed Statements of Consolidated Financial Position and the current portion is included in trade receivables. As of Feb. 29, 2012, and Aug. 31, 2011, the remaining deferred revenue balance is $58 million and $62 million, respectively, of which $6 million and $4 million, respectively, is included in short-term deferred revenue. The interest portion of this receivable is $1 million for both the three and six months ended Feb. 29, 2012, and Feb. 28, 2011.

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 13. DEBT AND OTHER CREDIT ARRANGEMENTS

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

In April 2011, Monsanto finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a four-year senior unsecured revolving credit facility. This credit facility replaced the previous $2 billion credit facility established in 2007.

Monsanto plans to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $485 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized losses, net of tax, of $22 million and $14 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Feb. 29, 2012, and Aug. 31, 2011, respectively. In August 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $225 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized losses, net of tax, of $27 million and $10 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Feb. 29, 2012, and Aug. 31, 2011, respectively. These swaps are accounted for under the Derivatives and Hedging topic of the ASC.

The fair value of the total short-term debt was $624 million and $710 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively. The fair value of the total long-term debt was $1,866 million and $1,797 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively.

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Feb. 29, 2012, and Aug. 31, 2011. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Feb. 29, 2012, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance
Assets at Fair Value:
Cash equivalents	$2,568	$—	$—	$—	$2,568
Short-term investments	302	—	—	—	302
Equity securities	41	—	—	—	41
Derivative assets related to:
Foreign currency	—	19	—	—	19
Corn	12	4	—	(12)	4
Soybeans	12	2	—	(12)	2
Energy and raw materials	—	2	—	—	2
Grower contracts	—	1	—	—	1
Total Assets at Fair Value	$2,935	$28	$—	$(24)	$2,939
Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$9	$—	$—	$9
Interest rates	—	79	—	—	79
Corn	14	4	—	—	18
Soybeans	8	2	—	—	10
Energy and raw materials	—	11	—	—	11
Grower contracts	—	3	—	—	3
Total Liabilities at Fair Value	$22	$108	$—	$—	$130

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2011, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance
Assets at Fair Value:
Cash equivalents	$1,896	$—	$—	$—	$1,896
Short-term investments	302	—	—	—	302
Equity securities	26	—	—	—	26
Derivative assets related to:
Foreign currency	—	3	—	—	3
Corn	88	30	—	(84)	34
Soybeans	21	2	—	(21)	2
Energy and raw materials	—	3	—	—	3
Total Assets at Fair Value	$2,333	$38	$—	$(105)	$2,266
Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$14	$—	$—	$14
Interest rates	—	38	—	—	38
Corn	2	30	—	—	32
Soybeans	—	1	—	—	1
Energy and raw materials	—	9	—	—	9
Total Liabilities at Fair Value	$2	$92	$—	$—	$94

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

During the three and six months ended Feb. 29, 2012, there were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs, miscellaneous short-term accruals, and short-term debt approximate their fair values as of Feb. 29, 2012, and Aug. 31, 2011.

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 18 months for foreign currency hedges, 32 months for commodity hedges and 6 months for interest rate hedges. During the next 12 months, a pretax net gain of approximately $31 million will be reclassified from other comprehensive loss into earnings. During the three and six months ended Feb. 29, 2012, and Feb. 28, 2011, no cash flow hedges were discontinued.

Fair-Value Hedges

The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair-value hedges were discontinued during the three and six months ended Feb. 29, 2012, or Feb. 28, 2011.

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

Financial instruments are neither held nor issued by the company for trading purposes.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The notional amounts of the company’s derivative instruments outstanding as of Feb. 29, 2012, and Aug. 31, 2011, were as follows:

	As of Feb. 29,	As of Aug. 31,
(Dollars in millions)	2012	2011

Derivatives Designated as Hedges:
Foreign exchange contracts	$450	$359
Commodity contracts	879	517
Interest rate contracts	475	475

Total Derivatives Designated as Hedges	$1,804	$1,351

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$989	$779
Commodity contracts	160	181
Interest rate contracts	192	153
Grower contracts	53	71

Total Derivatives Not Designated as Hedges	$1,394	$1,184

The fair values of the company’s derivative instruments outstanding as of Feb. 29, 2012, and Aug. 31, 2011, were as follows:

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Balance Sheet Location	Fair Value
		As of Feb. 29,	As of Aug. 31,
(Dollars in millions)		2012	2011

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$4	$1
Commodity contracts	Other current assets(1)	14	93
Commodity contracts	Other assets(1)	12	16

Total derivatives designated as hedges		30	110

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	15	2
Commodity contracts	Trade receivables, net	2	30
Commodity contracts	Miscellaneous receivables	4	2
Commodity contracts	Other current assets(1)	—	3
Grower contracts	Other current assets(1)	1	—

Total derivatives not designated as hedges		22	37

Total Asset Derivatives		$52	$147

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$2	$9
Foreign exchange contracts	Other liabilities	4	—
Commodity contracts	Other current assets(1)	13	2
Commodity contracts	Other assets(1)	9	—
Commodity contracts	Miscellaneous short-term accruals	8	6
Commodity contracts	Other liabilities	3	4
Interest rate contracts	Miscellaneous short-term accruals	79	38

Total derivatives designated as hedges		118	59

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	3	5
Commodity contracts	Trade receivables, net	4	1
Commodity contracts	Miscellaneous short-term accruals	2	29
Grower contracts	Other assets(1)	3	—

Total derivatives not designated as hedges		12	35

Total Liability Derivatives		$130	$94

(1)

As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Condensed Statements of Consolidated Financial Position. See Note 14 — Fair Value Measurements — for a reconciliation to amounts reported in the Condensed Statements of Consolidated Financial Position as of Feb. 29, 2012, and Aug. 31, 2011.

The gains and losses on the company’s derivative instruments were as follows:

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCI (1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Income Statement
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(7)	$(12)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(6)	$(8)	1	(1)	Net sales
Foreign exchange contracts	(3)	(7)	1	4	Cost of goods sold
Commodity contracts	28	80	46	1	Cost of goods sold
Interest rate contracts	(4)	34	2	(1)	Interest expense

Total Derivatives Designated as Hedges	15	99	43	(9)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(5)			11	3	Other expense, net
Commodity contracts			—	3	Net Sales
Commodity contracts			(3)	—	Cost of goods sold

Total Derivatives Not Designated as Hedges			8	6

Total Derivatives	$15	$99	$51	$(3)

	Amount of Gain (Loss) Recognized in AOCI (1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Six Months Ended		Six Months Ended		Income Statement
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(7)	$(20)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$—	$(13)	(3)	(3)	Net sales
Foreign exchange contracts	7	(9)	1	8	Cost of goods sold
Commodity contracts	(84)	121	55	(4)	Cost of goods sold
Interest rate contracts	(41)	75	(4)	(3)	Interest expense

Total Derivatives Designated as Hedges	(118)	174	42	(22)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(5)			(12)	3	Other expense, net
Commodity contracts			(2)	2	Net sales
Commodity contracts			(9)	(1)	Cost of goods sold

Total Derivatives Not Designated as Hedges			(23)	4

Total Derivatives	$(118)	$174	$19	$(18)

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)

For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)

Gain or loss on commodity cash flow hedges includes a gain of $1 million and a gain of less than $1 million from ineffectiveness for the three months ended Feb. 29, 2012, and Feb. 28, 2011, respectively, and a gain of less than $1 million and $1 million from ineffectiveness for the six months ended Feb. 29, 2012, and Feb. 28, 2011, respectively. There were no hedges discontinued for the three or six months ended Feb. 29, 2012, and Feb. 28, 2011.

(4)

Loss on commodity fair value hedges is offset by a gain of $5 million and $8 million on the underlying hedged inventory for the three months ended Feb. 29, 2012, and Feb. 28, 2011, respectively, and a gain of $5 million and $15 million on the underlying hedged inventory for the six months ended Feb. 29, 2012, and Feb. 28, 2011, respectively. A loss from ineffectiveness of $(2) million and $(4) million, respectively, during the three months ended Feb. 29, 2012, and Feb. 28, 2011, and a loss from ineffectiveness of $(2) million and $(5) million, respectively, during the six months ended Feb. 29, 2012, and Feb. 28, 2011, was included in cost of goods sold.

(5)

Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction loss of $(11) million and $(24) million during the three months ended Feb. 29, 2012, and Feb. 28, 2011, respectively, and a gain of $6 million and a loss of $(38) million during the six months ended Feb. 29, 2012, and Feb. 28, 2011, respectively.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position is $96 million as of Feb. 29, 2012, and $50 million as of Aug. 31, 2011, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

Credit Risk Management

Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Feb. 29, 2012, and Aug. 31, 2011, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.

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

Monsanto regularly evaluates its business practices to minimize its credit risk and periodically engages multiple banks in the United States, Argentina, Brazil and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 4 — Customer Financing Programs.

NOTE 16. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended Feb. 29, 2012			Three Months Ended Feb. 28, 2011
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned During the Period	$12	$2	$14	$14	$1	$15
Interest Cost on Benefit Obligation	18	3	21	20	3	23
Assumed Return on Plan Assets	(26)	(3)	(29)	(26)	(4)	(30)
Amortization of Unrecognized Net Loss	13	1	14	17	2	19
Curtailment and Settlement Charge	—	2	2	—	2	2

Total Net Periodic Benefit Cost	$17	$5	$22	$25	$4	$29

	Six Months Ended Feb. 29, 2012			Six Months Ended Feb. 28, 2011
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned During the Period	$34	$4	$38	$30	$4	$34
Interest Cost on Benefit Obligation	52	6	58	43	6	49
Assumed Return on Plan Assets	(75)	(6)	(81)	(55)	(8)	(63)
Amortization of Unrecognized Net Loss	37	2	39	36	3	39
Curtailment and Settlement Charge	—	4	4	—	2	2

Total Net Periodic Benefit Cost	$48	$10	$58	$54	$7	$61

Health Care and Other Postretirement Benefits (Dollars in millions)	Three Months Ended		Six Months Ended
	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011

Service Cost for Benefits Earned During the Period	$2	$3	$5	$5
Interest Cost on Benefit Obligation	2	3	5	5
Amortization of Unrecognized Net Gain	(1)	(1)	(3)	(1)

Total Net Periodic Benefit Cost	$3	$5	$7	$9

Monsanto contributed $20 million and $30 million to its U.S. qualified plan in the six-month period ended Feb. 29, 2012, and Feb. 28, 2011, respectively. Monsanto contributed $8 million to plans outside the United States in each of the six-month periods ended Feb. 29, 2012, and Feb. 28, 2011. Management is currently evaluating the initial results of the funded status of its U.S. qualified plan. As of February 29, 2012, management expects to make additional contributions of approximately $20 million and $5 million to the U.S. qualified plan and the company’s pension plans outside the United States, respectively, during the remainder of fiscal year 2012. Pending management’s completion of its evaluation of the funded status of its pension plans, the company may reassess the expected remaining fiscal year 2012 pension plan contributions.

Employee Savings Plan

The Monsanto leveraged employee stock ownership plan debt was restructured in December 2004 and November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. A liability of $62 million and $59 million is due to the Monsanto Savings and Investment Plan from the company and is included in other liabilities on the Condensed Statements of Financial Position as of Feb. 29, 2012, and Aug. 31, 2011, respectively, related to these restructurings.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 17. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and six months ended Feb. 29, 2012, and Feb. 28, 2011. Stock-based compensation cost capitalized in inventory was $7 million for both periods as of Feb. 29, 2012, and Aug. 31, 2011.

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011

Cost of Goods Sold	$9	$4	$12	$9
Selling, General and Administrative Expenses	28	17	43	33
Research and Development Expenses	11	7	16	13

Pre-Tax Stock-Based Compensation Expense	48	28	71	55
Income Tax Benefit	(16)	(10)	(24)	(19)

Net Stock-Based Compensation Expense	$32	$18	$47	$36

The following table summarizes stock-based compensation activity for the six months ended Feb. 29, 2012, for employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012 (2005 LTIP), and for directors under the Monsanto Non-Employee Director Incentive Compensation Plan (Director Plan):

	LTIP and 2005 LTIP			Director Plan
	Stock	Restricted	Restricted	Deferred	Restricted
	Options	Stock Units	Stock	Stock	Stock

Granted	2,273,790	543,564	—	21,472	4,418
Weighted-average grant date fair value	$21.91	$74.58	$—	$68.93	$68.93

Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $80 million as of Feb. 29, 2012, and will be recognized as expense over a weighted-average period of 2.0 years. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock units and restricted stock was $69 million and less than $1 million, respectively, as of Feb. 29, 2012, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock units and restricted stock were both 2.1 years as of Feb. 29, 2012. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was less than $1 million as of Feb. 29, 2012, and will be recognized as expense over a weighted-average period of less than one year.

NOTE 18. COMPREHENSIVE INCOME

Comprehensive income includes all nonshareowner changes in equity. It consists of net income, foreign currency translation adjustments, net unrealized gains on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011

Comprehensive Income	$1,443	$1,295	$921	$1,504

The components of accumulated other comprehensive loss are as follows:

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Feb. 29,	As of Aug. 31,
(Dollars in millions)	2012	2011

Accumulated Foreign Currency Translation Adjustments	$(71)	$270
Net Unrealized Gain on Investments, Net of Tax	4	—
Net Accumulated Derivative (Loss)/Income, Net of Tax	(39)	63
Postretirement Benefit Plan Activity, Net of Tax	(427)	(449)

Accumulated Other Comprehensive Loss	$(533)	$(116)

NOTE 19. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the periods shown in the table below. For the three and six months ended Feb. 29, 2012, and Feb. 28, 2011, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Approximately 7 million stock options for both the three and six months ended Feb. 29, 2012, and 12 million stock options for both the three and six months ended Feb. 28, 2011, were excluded from the computations of dilutive potential common shares as they were antidilutive. Of those antidilutive options, approximately 4 million and 7 million stock options for the three and six months ended Feb. 29, 2012, respectively, and 8 million stock options for both the three and six months ended Feb. 28, 2011, were excluded from the computations of dilutive potential common shares as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended		Six Months Ended
	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011

Weighted-Average Number of Common Shares	534.4	536.3	534.9	537.6
Dilutive Potential Common Shares	6.1	6.1	6.0	6.1

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Six Months Ended
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011

Interest	$88	$83
Taxes	130	66

In second quarter 2012 and 2011, the board of directors declared a dividend which was payable in third quarter 2012 and 2011, respectively. As of Feb. 29, 2012, and Feb. 28, 2011, a dividend payable of $160 million and $150 million, respectively, was recorded.

NOTE 21. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $276 million and $265 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Litigation: The above liability includes amounts related to certain third-party litigation with respect to Monsanto’s business, as well as tort litigation related to Pharmacia’s former chemical business, including lawsuits involving polychlorinated biphenyls (PCBs), dioxins, and other chemical and premises liability litigation. Additional matters that are not reflected in the liability may arise in the future, and Monsanto may manage, settle, or pay judgments or damages with respect thereto in order to mitigate contesting potential liability. Following is a description of one of the more significant litigation matters for which we have accrued our best estimate as part of the above liability.

•

As described in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2011, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. After the trial for the Bibb medical monitoring class action began on Jan. 3, 2012, the parties reached a settlement in principle as to both the medical monitoring and the property class claims. The proposed settlement provides for a 30 year medical monitoring program consisting of a primary fund of up to $21 million and an additional fund of up to $63 million over the life of the program, and a three year property remediation plan with funding up to $9 million. On Feb. 24, 2012, the court preliminarily approved the parties’ proposed settlement. A fairness hearing is set for June 18, 2012, after which the judge will issue a ruling regarding final approval of the class settlement.

In October 2007 and November 2009, a total of approximately 200 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia, and Apogee Coal Company, LLC. These cases allege personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5 T (1949-1969) and thereafter. Monsanto has agreed to accept the tenders of defense in the matters by Pharmacia, Solutia, Akzo Nobel, Flexsys America, and Apogee Coal under a reservation of rights. During the discovery phase of these several claims, the parties reached an agreement in principle to resolve all pending personal injury claims which is reflected in the above liability.

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011

Net Sales(1)
Corn seed and traits	$2,816	$2,397	$3,711	$3,011
Soybean seed and traits	689	615	931	841
Cotton seed and traits	66	67	260	179
Vegetable seeds	215	229	372	412
All other crops seeds and traits	138	113	184	141

Total seeds and genomics	$3,924	$3,421	$5,458	$4,584

Agricultural productivity	824	710	1,729	1,383

Total agricultural productivity	$824	$710	$1,729	$1,383

Total	$4,748	$4,131	$7,187	$5,967

Gross Profit
Corn seed and traits	$1,847	$1,506	$2,378	$1,845
Soybean seed and traits	443	414	616	567
Cotton seed and traits	47	42	182	116
Vegetable seeds	85	125	166	238
All other crops seeds and traits	69	44	65	44

Total seeds and genomics	$2,491	$2,131	$3,407	$2,810

Agricultural productivity	214	179	394	324

Total agricultural productivity	$214	$179	$394	$324

Total	$2,705	$2,310	$3,801	$3,134

EBIT(2)(3)(4)
Seeds and genomics	$1,699	$1,403	$1,846	$1,383
Agricultural productivity	82	62	164	127

Total	$1,781	$1,465	$2,010	$1,510

Depreciation and Amortization Expense
Seeds and genomics	$128	$124	$255	$246
Agricultural productivity	28	31	56	64

Total	$156	$155	$311	$310

(1)	Represents net sales from continuing operations.

(2)

EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(3)

Agricultural Productivity EBIT includes income from operations of discontinued businesses of $11 million and $4 million for the three and six months ended Feb. 29, 2012, and Feb. 28, 2011, respectively.

(4)	EBIT includes restructuring charges for three and six months ended Feb. 28, 2011. See Note 6 — Restructuring — for additional information.

A reconciliation of EBIT to net income for each period follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011

EBIT(1)	$1,781	$1,465	$2,010	$1,510
Interest Expense — Net	27	20	62	48
Income Tax Provision(2)	543	427	611	435

Net Income Attributable to Monsanto Company	$1,211	$1,018	$1,337	$1,027

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 23. DISCONTINUED OPERATIONS

Dairy Business Divestiture: During fourth quarter 2008, the company determined that the Dairy business was no longer consistent with its strategic business objectives, and thus entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10 year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. During the three and six months ended Feb. 29, 2012, and Feb. 28, 2011, income from operations of discontinued business included an $11 million and $2 million pre-tax gain related to the contingency, respectively. During the three and six months ended Feb. 28, 2011, income from operations of discontinued business included a $2 million pre-tax gain related to the sale of assets. The Dairy business was previously reported as a part of the Agricultural Productivity segment.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011. Financial information for the first six months of fiscal year 2012 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

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

EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under GAAP. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 22 — Segment Information — for a reconciliation of EBIT to net income attributable to Monsanto Company for the three and six months ended Feb. 29, 2012, and Feb. 28, 2011.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

Executive Summary

Consolidated Operating Results — Net sales increased $617 million, or 15 percent, in the three-month comparison and $1,220 million, or 20 percent, in the six-month comparison. This improvement was a result of increased sales of corn seed and traits in Latin America and the United States, as well as increased cotton seed and traits net sales primarily in Australia, combined with increased Agricultural Productivity net sales due to a shift to higher priced branded ROUNDUP and other glyphosate-based herbicides. Net income attributable to Monsanto Company in first half 2012 was $2.47 per share, compared with $1.89 per share in first half 2011.

Financial Condition, Liquidity, and Capital Resources — In first half 2012, net cash provided by operating activities was $1,672 million, compared with $1,441 million in the prior-year period. This increase was primarily due to improved earnings and a favorable change in trade receivables, partially offset by accounts payable and other accrued liabilities. Net cash required by investing activities was $402 million in first half of 2012 compared with $524 million in first half of 2011, primarily due to purchases of short-term investments in the prior-year period. As a result, free cash flow improved to $1,270 million for the six months ended Feb. 29, 2012, compared with $917 million for the six months ended Feb. 28, 2011. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.

Outlook — We plan to continue to innovate and improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting yields and improving the ways they can produce food, fiber, feed and fuel. We use the tools of modern biology to make seeds easier to grow, to allow farmers to do more with fewer resources, and to help produce healthier foods for consumers. Our current research and development (R&D) strategy and commercial priorities are focused on bringing our farmer customers second- and third-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products.

ROUNDUP herbicides remain the largest crop protection brand globally. Following a period of increasing inventories within the global glyphosate market and expansion of global glyphosate production capacity, the market remains in an overcapacity position. As a result, the significant supply of lower-priced generics continues to cause increased competitive pressure in the market. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally.

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
(Dollars in millions, except per share amounts)	Feb. 29, 2012	Feb. 28, 2011	Change	Feb. 29, 2012	Feb. 28, 2011	Change

Net Sales	$4,748	$4,131	15%	$7,187	$5,967	20%
Gross Profit	2,705	2,310	17%	3,801	3,134	21%
Operating Expenses:
Selling, general and administrative expenses	543	502	8%	1,043	952	10%
Research and development expenses	353	320	10%	704	623	13%
Restructuring charges, net	—	1	NM	—	8	NM

Total Operating Expenses	896	823	9%	1,747	1,583	10%

Income from Operations	1,809	1,487	22%	2,054	1,551	32%
Interest expense	47	39	21%	100	82	22%
Interest income	(20)	(19)	5%	(38)	(34)	12%
Other expense — net	37	11	236%	43	23	87%

Income from Continuing Operations Before Income Taxes	1,745	1,456	20%	1,949	1,480	32%
Income tax provision	540	429	26%	610	438	39%

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,205	1,027	17%	1,339	1,042	29%

Discontinued Operations:
Income from operations of discontinued businesses	11	4	175%	11	4	175%
Income tax provision	4	1	300%	4	1	300%

Income on Discontinued Operations	7	3	133%	7	3	133%

Net Income	$1,212	$1,030	18%	$1,346	$1,045	29%

Less: Net income attributable to noncontrolling interest	1	12	(92)%	9	18	(50)%

Net Income Attributable to Monsanto Company	$1,211	$1,018	19%	$1,337	$1,027	30%

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.23	$1.87	19%	$2.46	$1.89	30%
Income on discontinued operations	0.01	0.01	NM	0.01	—	NM

Net Income Attributable to Monsanto Company	$2.24	$1.88	19%	$2.47	$1.89	31%

NM = Not Meaningful

Effective Tax Rate	31%	29%		31%	30%

Comparison as a Percent of Net Sales:
Gross profit	57%	56%		53%	53%
Selling, general and administrative expenses	11%	12%		15%	16%
Research and development expenses	7%	8%		10%	10%
Total operating expenses	19%	20%		24%	27%
Income from continuing operations before income taxes	37%	35%		27%	25%
Net income attributable to Monsanto Company	26%	25%		19%	17%

Second Quarter Fiscal Year 2012

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:

Net sales increased 15 percent in second quarter 2012 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased 15 percent, and our Agricultural Productivity segment net sales increased 16 percent. The following table presents the percentage changes in second quarter 2012 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

	Second Quarter 2012 Percentage Change in Net Sales vs. Second Quarter 2011
	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	7%	10%	(2)%	15%	—	15%
Agricultural Productivity Segment	7%	11%	(2)%	16%	—	16%
Total Monsanto Company	7%	10%	(2)%	15%	—	15%

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

Gross profit increased 17 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased one percentage point to 57 percent in second quarter 2012 primarily driven by the shift to higher margin corn seed and traits products primarily in the United States and Latin America. Gross profit percentage in the Seeds and Genomics Segment increased one percentage point to 63 percent in second quarter 2012. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment increased one percentage point to 26 percent in second quarter 2012. This increase was primarily due to an increase in the average net selling prices of ROUNDUP and other glyphosate-based herbicides related to a shift in sales to higher priced branded products. See the “Agricultural Productivity Segment” section of the MD&A for further details regarding the Agricultural Productivity gross profit.

Operating expenses increased nine percent, or $73 million, in second quarter 2012 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased eight percent primarily because of higher incentive compensation and stock-based compensation expense. R&D expenses increased 10 percent related to the increase in our expanded product pipeline. As a percent of net sales, SG&A decreased one percentage point to 11 percent, and R&D expenses decreased one percentage point to seven percent.

Interest expense increased $8 million in the quarter-over-quarter comparison primarily due to increased customer financing activities in second quarter of fiscal year 2012 compared to second quarter of fiscal year 2011.

Other expense — net was $37 million in second quarter 2012, compared with $11 million in the prior-year quarter. The change occurred primarily due to a legal settlement for claims related to a previously owned chemistry plant located in Nitro, West Virginia, and was partially offset by a decrease in foreign currency losses in the current period compared to the prior-year period. The prior-year period currency losses primarily related to the Venezuela currency devaluation.

Income tax provision was $540 million in second quarter 2012, an increase of $111 million over the prior-year quarter primarily as a result of the increase in pretax income from continuing operations. The effective tax rate increased to 31 percent in second quarter 2012 from 29 percent in the prior-year quarter. Second quarter 2012 included several discrete tax adjustments resulting in a tax benefit of $2 million. The majority of this benefit resulted from the expiration of statutes and the favorable resolution of tax matters in various jurisdictions offset by deferred tax adjustments and tax reserves established in multiple jurisdictions. Second quarter 2011 included several discrete tax adjustments resulting in a tax benefit of $18 million. The majority of this benefit resulted from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which led to the retroactive extension of the research and development credit (R&D credit) and the expiration of statutes in several ex-U.S. jurisdictions. Without the discrete items, our effective tax rate for second quarter 2012 would have been comparable to the 2011 rate.

First Half of Fiscal Year 2012

The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2012 and 2011 income from continuing operations:

Net sales increased 20 percent in first half 2012 from the same period a year ago. Our Seeds and Genomics segment net sales increased 19 percent, and our Agricultural Productivity segment net sales increased 25 percent, as well. The following table

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

presents the percentage changes in first half 2012 worldwide net sales by segment compared with net sales in the prior-year first half, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Half 2012 Percentage Change in Net Sales vs. First Half 2011
	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	10%	10%	(1)%	19%	—	19%
Agricultural Productivity Segment	23%	3%	(1)%	25%	—	25%
Total Monsanto Company	13%	8%	(1)%	20%	—	20%

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

Gross profit increased 21 percent in the six-month comparison. Gross profit percentage for the total company remained flat at 53 percent in first half 2012. Gross profit percentage in the Seeds and Genomics segment increased one percentage point to 62 percent in first half 2012, primarily driven by the shift to higher margin corn seed and traits products especially in the United States and Latin America. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment remained flat at 23 percent in the first six months of 2012. See the “Agricultural Productivity Segment” section of the MD&A for the further information regarding the Agricultural Productivity gross profit.

Operating expenses increased 10 percent, or $164 million, in first half 2012 from the prior-year comparable half. In the six-month comparison, SG&A expenses increased 10 percent primarily because of higher spending for marketing and administrative functions as well as higher incentive compensation and stock-based compensation expense. R&D expenses increased 13 percent due to increased investment in our product pipeline. As a percent of net sales, SG&A expenses decreased one percentage point to 15 percent, and R&D expenses remained flat at 10 percent in the six-month comparison.

Interest expense increased 22 percent, or $18 million, in the six-month comparison primarily due to increased customer financing activities in the first half of fiscal year 2012 compared to the first half of fiscal year 2011, as well as interest expense related to our April 2011 bond issuance.

Interest income increased $4 million in the six-month comparison because of higher average cash balances primarily in Europe and India.

Other expense — net was $43 million in the first half of 2012, compared with $23 million in the prior-year first half. The change occurred primarily due to a legal settlement for claims related to a previously owned chemistry plant located in Nitro, West Virginia, and was partially offset by a decrease in foreign currency losses in the current period compared to the prior-year period.

Income tax provision was $610 million in first half 2012, an increase of $172 million from the prior-year comparable period primarily as a result of the increase in pretax income from continuing operations. The effective tax rate increased to 31 percent from 30 percent in the prior period. First half 2012 included several discrete tax adjustments resulting in a tax charge of $4 million. The majority of this cost resulted from deferred tax adjustments and tax reserves established in multiple jurisdictions offset by the expiration of statutes and the favorable resolution of tax matters in various jurisdictions. First half 2011 included several discrete tax adjustments resulting in a tax benefit of $18 million. The majority of this benefit resulted from the retroactive extension of the R&D credit discussed above and the expiration of statutes in several jurisdictions. Without the discrete items, our effective tax rate for first half 2012 would have been comparable to the 2011 rate.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011	Change	Feb. 29, 2012	Feb. 28, 2011	Change

Net Sales
Corn seed and traits	$2,816	$2,397	17%	$3,711	$3,011	23%
Soybean seed and traits	689	615	12%	931	841	11%
Cotton seed and traits	66	67	(1)%	260	179	45%
Vegetable seeds	215	229	(6)%	372	412	(10)%
All other crops seeds and traits	138	113	22%	184	141	30%

Total Net Sales	$3,924	$3,421	15%	$5,458	$4,584	19%

Gross Profit
Corn seed and traits	$1,847	$1,506	23%	$2,378	$1,845	29%
Soybean seed and traits	443	414	7%	616	567	9%
Cotton seed and traits	47	42	12%	182	116	57%
Vegetable seeds	85	125	(32)%	166	238	(30)%
All other crops seeds and traits	69	44	57%	65	44	48%

Total Gross Profit	$2,491	$2,131	17%	$3,407	$2,810	21%

EBIT(1)	$1,699	$1,403	21%	$1,846	$1,383	33%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2012

Net sales of corn seed and traits increased 17 percent, or $419 million, in the three-month comparison, primarily because of higher average selling prices driven by a demand shift to higher margin corn seed products, as well as increased volume due to stronger customer demand in the United States. Net sales of corn seed and traits also improved due to higher volumes from increased planting area, as well as increased trait penetration and a shift to higher margin trait products in Brazil. Further, net sales of corn seed and traits improved because of growth in corn seed sales volume in Europe related to stronger customer demand.

Soybean seed and traits net sales increased 12 percent, or $74 million, in the three-month comparison. This sales increase was primarily due to increased penetration of second-generation soybean trait products in the United States.

The net sales increases discussed throughout this section resulted in $360 million higher gross profit in second quarter 2012. Gross profit as a percent of sales for this segment increased one percentage point in the quarter-over-quarter comparison to 63 percent. This increase was primarily due to a demand shift to higher margin corn seed products in the United States, as well as a shift to higher margin corn trait products especially in Latin America. These positive factors were partially offset by increased obsolescence expense for vegetable seeds and higher manufacturing costs for soybean seed and traits products in the United States.

EBIT for the Seeds and Genomics segment increased $296 million to $1,699 million in second quarter 2012.

Seeds and Genomics Financial Performance — First Half of Fiscal Year 2012

Net sales of corn seed and traits increased 23 percent, or $700 million, in the six-month comparison, primarily because of higher sales in Latin America as a result of increased planted area and a shift to higher margin corn trait products. U.S. corn seed and traits net sales increased because of a demand shift to higher margin corn seed products as well as increased volume due to stronger customer demand. Further, net sales of corn seed and traits improved because of growth in corn seed sales volume in the Europe-Africa region related to stronger customer demand. Net sales of corn seed and traits also improved because of increased trait penetration in Brazil.

Soybean seed and traits net sales increased 11 percent, or $90 million, in the first six months of fiscal year 2012 when compared to the prior year first six months primarily because of increased sales in Brazil as the final royalties came through from the point-of-delivery system, as well as increased penetration of second-generation soybean trait products in the United States.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

Cotton seed and traits net sales increased 45 percent, or $81 million, in the six-month comparison, primarily because of increased planted area and a shift in grower pricing elections in Australia. In Australia, cotton growers have the option of purchasing technology at the time of the seed purchase or at the time of harvest ginning with pricing based on yield. More growers have elected the upfront purchase for technology in fiscal year 2012 than in the prior year.

Vegetable net sales decreased 10 percent, or $40 million, in the six-month comparison. This sales decrease was primarily driven by decreased demand as a result of market weakness in Europe.

All other crops seeds and traits net sales increased 30 percent, or $43 million, in the first six months of fiscal year 2012 when compared to the prior year first six months because of improved sales of canola seed and traits due to a shift in timing of customer purchases.

Gross profit increased $597 million in the first half of 2012. Gross profit as a percent of sales for this segment increased one percentage point to 62 percent in the period-over-period comparison. This increase was primarily due to a demand shift to higher margin corn trait products especially in Latin America, as well as higher margin corn seed products in the United States. These positive factors were partially offset by increased obsolescence expense for vegetable seeds and higher manufacturing costs for soybean seed and traits products in the United States.

EBIT for the Seeds and Genomics segment increased $463 million to $1,846 million in the first half of 2012.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011	Change	Feb. 29, 2012	Feb. 28, 2011	Change

Net Sales
Agricultural productivity	$824	$710	16%	$1,729	$1,383	25%

Total Net Sales	$824	$710	16%	$1,729	$1,383	25%

Gross Profit
Agricultural productivity	$214	$179	20%	$394	$324	22%

Total Gross Profit	$214	$179	20%	$394	$324	22%

EBIT(1)	$82	$62	32%	$164	$127	29%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2012

Net sales for Agricultural Productivity increased 16 percent, or $114 million, in the three-month comparison primarily due to increased sales for ROUNDUP and other glyphosate-based herbicides. This improvement was primarily because of an increase in the average net selling price of ROUNDUP and other glyphosate-based herbicides related to a shift in sales to higher priced branded products.

The net sales increases discussed throughout this section resulted in $35 million higher gross profit in second quarter 2012. Gross profit as a percent of sales for the Agricultural Productivity segment increased one percentage point to 26 percent in second quarter 2012 primarily because of an increase in the average net selling prices of ROUNDUP and other glyphosate-based herbicides. EBIT for the Agricultural Productivity segment increased $20 million to $82 million in second quarter 2012.

Agricultural Productivity Financial Performance — First Half of Fiscal Year 2012

Net sales for Agricultural Productivity increased 25 percent, or $346 million, in the six-month comparison, primarily due to increased sales for ROUNDUP and other glyphosate-based herbicides. ROUNDUP and other glyphosate-based herbicides volume increased 17 percent in the period-over-period comparison due to timing of distributor purchases in the United States, as well as increased demand primarily in the United States, Latin America and Canada. In addition, the average net selling

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

price for ROUNDUP and other glyphosate-based herbicides increased as sales shifted to higher priced branded products in the first half of fiscal year 2012 compared to the first half of fiscal year 2011.

The net sales increases resulted in $70 million higher gross profit in the first half of 2012. Gross profit as a percent of sales for the Agricultural Productivity segment remained flat in the period-over-period comparison at 23 percent. EBIT for the Agricultural Productivity segment increased $37 million to $164 million in the first half of 2012.

RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011

Cost of Goods Sold(1)	$—	$(2)	$—	$(2)
Restructuring Charges, Net(1)(2)	—	(1)	—	(8)

Loss from Continuing Operations Before Income Taxes	—	(3)	—	(10)
Income Tax Benefit	—	1	—	4

Net Loss	$—	$(2)	$—	$(6)

(1)

For the three months and the six months ended Feb. 28, 2011, the $2 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended Feb. 28, 2011, the $1 million of restructuring charges recorded in restructuring charges, net related to the Seeds and Genomics segment. For the six months ended Feb. 28, 2011, the $8 million of restructuring charges, net were split by segment as follows: $ (4) million in Agricultural Productivity and $12 million in Seeds and Genomics.

(2)

The restructuring charges for the three months and the six months ended Feb. 28, 2011, include reversals of $25 million related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. There were no reversals during the three and six months ended Feb. 29, 2012.

On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable us to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. We also announced that we will take steps to better align the resources of our global seeds and traits business. These actions include certain product and brand rationalization within our seed businesses. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, we identified additional opportunities to better align our resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments are expected to be made by the end of fiscal year 2012.

The total restructuring costs are $733 million. The charges are comprised of $338 million in severance and related benefits, $156 million of costs related to facility closures and exit costs and $239 million of asset impairments. Payments related to the 2009 Restructuring Plan are generated from cash from operations.

There were no charges incurred for the three and six months ended Feb. 29, 2012. The following table displays the pretax charges by segment under the 2009 Restructuring Plan of $3 million incurred for the three months ended Feb. 28, 2011, the pretax charges of $10 million incurred for the six months ended Feb. 28, 2011, as well as the cumulative pretax charges of $733 million.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

	Three Months Ended Feb. 29, 2012			Six Months Ended Feb. 29, 2012
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions	$—	$—	$—	$—	$—	$—
Facility Closures / Exit Costs	—	—	—	—	—	—
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—
Inventory	—	—	—	—	—	—

Total Restructuring Charges, Net	$—	$—	$—	$—	$—	$—

	Three Months Ended Feb. 28, 2011			Six Months Ended Feb. 28, 2011
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions	$—	$—	$—	$(11)	$(7)	$(18)
Facility Closures / Exit Costs	1	—	1	23	3	26
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—
Inventory	2	—	2	2	—	2

Total Restructuring Charges, Net	$3	$—	$3	$14	$(4)	$10

				Cumulative Amount through Feb. 29, 2012
(Dollars in millions)				Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions				$239	$99	$338
Facility Closures / Exit Costs				75	81	156
Asset Impairments
Property, plant and equipment				43	5	48
Inventory				119	13	132
Other intangible assets				59	—	59

Total Restructuring Charges, Net				$535	$198	$733

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

In the six months ended Feb. 29, 2012, there were no charges recorded related to restructuring. In the six months ended Feb. 28, 2011, pretax restructuring charges of $10 million were recorded. The facility closures/exit costs of $26 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $7 million of additional charges were offset by $25 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In asset impairments, inventory impairments of $2 million recorded in cost of goods sold related to discontinued corn and sorghum seed products in the United States.

The actions related to the overall restructuring plan were expected to produce annual cost savings of $300 million to $340 million, primarily in cost of goods sold and SG&A. Approximately one-fourth of these savings were recognized in fiscal year 2010, with the full benefit realized in 2011.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of		As of Aug. 31,
(Dollars in millions, except current ratio)	Feb. 29, 2012	Feb. 28, 2011	2011

Cash and Cash Equivalents (variable interest entities - 2012: $12 and 2011: $96)	$3,123	$1,837	$2,572
Trade Receivables, Net (variable interest entities - 2012: $176 and 2011: $51)	2,341	2,377	2,117
Inventory, Net	2,862	2,980	2,591
Other Current Assets(1)	1,698	1,395	1,529

Total Current Assets	$10,024	$8,589	$8,809

Short-Term Debt	$610	$409	$678
Accounts Payable	681	634	839
Accrued Liabilities(2)	3,902	3,458	3,212

Total Current Liabilities	$5,193	$4,501	$4,729

Working Capital(3)	$4,831	$4,088	$4,080
Current Ratio(3)	1.93:1	1.91:1	1.86:1

(1)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

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

Feb. 29, 2012, compared with Aug. 31, 2011: Working capital increased $751 million between Aug. 31, 2011, and Feb. 29, 2012, because of the following factors:

•

Cash and cash equivalents increased $551 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2011, for further details of this increase.

•	Trade receivables increased $224 million due to normal ongoing sales activity because of the seasonality of our business.

•

Inventory increased $271 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in the first half of the fiscal year resulting in a higher inventory balance as of Feb. 29, 2012.

•	Accounts payable decreased $158 million primarily due to timing of payments at Aug. 31, 2011, compared to Feb. 29, 2012.

These increases to working capital between Aug. 31, 2011, and Feb. 29, 2012, were offset by the following factor:

•

Accrued liabilities increased $690 million. Deferred revenue increased $474 million as a result of increased customer participation in the U.S. prepayment programs. Income taxes payable increased $461 million primarily due to the seasonality of the U.S. results coupled with the timing of U.S. income tax payments. In addition, grower accruals increased $142 million due to higher commodity prices in fiscal year 2012, as well as an increase in seed volumes produced this period over the comparative period in fiscal year 2011. These increases were partially offset by a decrease of $121 million for accrued compensation and benefits due to the payment of annual employee incentive awards during first quarter of fiscal year 2012. In addition, accrued marketing programs decreased $102 million because of the timing of payments in the United States.

Feb. 29, 2012, compared with Feb. 28, 2011: Working capital increased $743 million between Feb. 29, 2012, and Feb. 28, 2011. The following factor increased working capital as of Feb. 29, 2012, compared with Feb. 28, 2011:

•	Cash and cash equivalents increased $1,286 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

This working capital increase was partially offset by the following factors:

•

Accrued liabilities increased $444 million. Income taxes payable increased $303 million primarily as a result of the increase in pretax income and deferred tax activity. In addition, accrued marketing programs increased $85 million due to the increase in sales.

•

Short-term debt increased $201 million primarily due to long-term debt maturing in the next 12 months which was moved to short term, partially offset by payments on debt related to the acquisition of the Chesterfield Village Research Center.

Customer Financing Programs: We participate in a revolving financing program in Brazil that allows us to transfer up to 1 billion Brazilian reais (approximately $585 million) for select customers in Brazil to a special purpose entity (SPE), formerly a qualified special purpose entity (QSPE). Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and we hold the remaining 12 percent interest. Under the arrangement, a recourse provision requires us to cover the first 12 percent of credit losses within the program. We have evaluated our relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated on a prospective basis effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities.

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

We have an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $216 million and $3 million for the first six months of fiscal years 2012 and 2011, respectively. The agreement includes recourse provisions and thus a liability was established at the time of sale that approximates fair value based upon our historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by us was $1 million as of Feb. 29, 2012. There was no recourse liability recorded by us as of Aug. 31, 2011. The maximum potential amount of future payments under the recourse provisions of the agreement was $1 million as of Feb. 29, 2012. The outstanding balance of the receivables sold was $4 million and $3 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively. There were delinquent accounts of $4 million and $3 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively.

We sell accounts receivable in the United States and European regions, both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $3 million and $4 million for the first six months of fiscal years 2012 and 2011, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on our historical collection experience for the customers associated with the sales of the accounts receivable and a current assessment of credit exposure. There was no liability balance as of Feb. 29, 2012, or Aug. 31, 2011. There was no maximum potential amount of future payments under the recourse provisions of the agreements as of Feb. 29, 2012. There was no outstanding balance of the receivables sold as of Feb. 29, 2012. The outstanding balance of receivables sold was $55 million as of Aug. 31, 2011. There were no delinquent loans as of Feb. 29, 2012, or Aug. 31, 2011.

We also have agreements with lenders to establish programs to provide financing of up to 550 million Brazilian reais (approximately $320 million) for selected customers in Brazil. The account balance outstanding for these programs was $71 million and $49 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively. In this program, we provide a guarantee of the accounts in the event of customer default. There was no maximum potential amount of future payments under the guarantee as of Feb. 29, 2012. The liability for the guarantee is recorded at an amount that approximates fair value, primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million as of Feb. 29, 2012, and Aug. 31, 2011. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers. There were no delinquent loans as of Feb. 29, 2012. There were delinquent loans of $1 million as of Aug. 31, 2011.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

We also have similar agreements with banks that provide financing to our customers in the United States, Europe and Latin America where we provide a guarantee of the accounts in the event of customer default. The maximum potential amount of future payments under the guarantees was $1 million as of Feb. 29, 2012. Our guarantee liability was $1 million and $2 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively. The account balance outstanding for these programs was $50 million and $33 million as of Feb. 29, 2012, and Aug. 31, 2011, respectively. There were no delinquent loans as of Feb. 29, 2012, or Aug. 31, 2011.

Cash Flow

	Six Months Ended
(Dollars in millions)	Feb. 29, 2012	Feb. 28, 2011
Net Cash Provided by Operating Activities	$1,672	$1,441
Net Cash Required by Investing Activities	(402)	(524)
Free Cash Flow(1)	1,270	917
Net Cash Required by Financing Activities	(672)	(668)
Cash Assumed from Initial Consolidation of Variable Interest Entities	—	77
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(47)	26
Net Increase in Cash and Cash Equivalents	551	352
Cash and Cash Equivalents at Beginning of Period	2,572	1,485
Cash and Cash Equivalents at End of Period	$3,123	$1,837

(1)	Free cash flow represents the total of net cash provided by operating activities and required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).

Cash provided by operating activities was $1,672 million in first half 2012 compared with $1,441 million in first half 2011. The increase of $231 million was primarily due to the change in cash required by trade receivables of $347 million because of increased customer financing activities in the six-month comparison which was partially offset by increased sales especially in Latin America. Further, the increase in cash provided by operating activities was also driven by higher net income of $301 million in the respective periods from $1,045 million to $1,346 million. These increases were offset by a change in cash provided by accounts payable and other accrued liabilities of $330 million primarily due to an increase in marketing program payments and higher employee incentive payouts in the first half of fiscal year 2012. In addition, cash provided by deferred revenues decreased $211 million because of lower customer prepayment balances at Feb. 29, 2012, which occurred primarily because shipments have occurred earlier in fiscal year 2012 utilizing the deferred revenue balances.

Cash required by investing activities was $402 million in first half 2012 compared to $524 million in first half 2011. The timing of our purchases and maturities of short-term investments resulted in a use of cash of $180 million in the first half of fiscal year 2011.

The amount of cash required by financing activities was $672 million in the first six months of 2012 compared with $668 million in the first six months of 2011. Long-term debt reductions required $142 million of cash during the first six months of fiscal year 2012 primarily due to repayments on the note related to the acquisition of the Chesterfield Village research facility. Proceeds from noncontrolling interests provided $101 million of cash in the first half of 2012 compared to $8 million in the first half of 2011 primarily due to the contribution of capital from interest holders to a consolidated financing program variable interest entity which services our customer receivables. Further, treasury stock purchases decreased $82 million as we decreased our repurchase of shares during the first six months of 2012 compared to the comparable prior-year period.

Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	Feb. 29, 2012	Feb. 28, 2011	2011

Short-Term Debt	$610	$409	$678
Long-Term Debt	1,538	1,729	1,543
Total Monsanto Company Shareowners’ Equity	11,994	10,975	11,545
Debt-to-Capital Ratio	15%	16%	16%

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are used to finance these requirements. We anticipate the possibility of accessing the commercial paper markets in 2012 for short periods of time to finance working capital needs and do not believe our options will be limited. We had no commercial paper borrowings outstanding at Feb. 29, 2012.

We held cash and cash equivalents and short-term investments of $2.9 billion at Aug. 31, 2011, of which $1.4 billion was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. At the end of the second quarter of fiscal year 2012, we held cash and cash equivalents and short-term investments of $3.4 billion, of which $1.4 billion was held by foreign entities.

Total debt outstanding increased $10 million between Feb. 28, 2011, and Feb. 29, 2012, primarily due to our issuance of $300 million of 2.75% Senior Notes in April 2011, which are due on April 15, 2016. In addition, we had short-term debt borrowings outstanding to support ex-U.S. operations. Partially offsetting this increase, we made payments of $188 million in fiscal year 2011 and $136 million in first quarter fiscal year 2012 related to the purchase of the Chesterfield Village Research Center that occurred in April 2010 for $435 million.

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

Dividend: In January 2012, we declared a quarterly dividend of 30 cents payable on April 27, 2012, to shareowners of record as of April 5, 2012.

Capital Expenditures: We expect fiscal year 2012 capital expenditures to be in the range of $600 million to $700 million compared with $540 million in fiscal year 2011. The primary driver of this increase is higher overall spending on projects related to our Agricultural Productivity segment.

Divestiture: In October 2008, we sold the Dairy business after receiving approval from the appropriate regulatory agencies. During the six months ended Feb. 29, 2012, and Feb. 28, 2011, income from operations of discontinued businesses included a pre-tax gain related to the sale of $11 million and $4 million, respectively.

2012 Acquisitions: In September 2011, we acquired 100 percent of the outstanding stock of Beeologics, a technology start-up business based in Israel, which researches and develops biological tools to provide targeted control of pests and diseases. The acquisition of the company will allow Monsanto to further explore the use of biologicals broadly in agriculture to provide farmers with innovative approaches to the challenges they face. Monsanto intends to use the base technology from Beeologics as a part of our continuing discovery and development pipeline. The total cash paid and the fair value of the acquisition was $113 million (net of cash acquired), and it was primarily allocated to goodwill and intangibles.

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

Seeds and Genomics

Our capabilities in plant breeding and biotechnology research are generating a rich and balanced product pipeline that we expect will drive long-term growth. We plan to continue to invest in the areas of seeds, genomics and biotechnology and to invest in technology arrangements that have the potential to increase the efficiency and effectiveness of our R&D efforts. We believe that our seeds and traits businesses will have significant near-term growth opportunities through a combination of improved breeding and continued growth of stacked and second- and third-generation biotech traits.

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

Full regulatory approval was received for a 5 percent refuge-in-a-bag (RIB) seed blend from the U.S. EPA and CFIA for GENUITY SMARTSTAX RIB COMPLETE corn providing a single bag solution enabling farmers in the Corn Belt to plant corn without a separate refuge. GENUITY SMARTSTAX RIB COMPLETE corn was launched in 2011. U.S. EPA and CFIA have granted registration for GENUITY VT DOUBLE PRO RIB COMPLETE corn. This approval adds another single-bag product to the GENUITY reduced-refuge family of products. GENUITY VT DOUBLE PRO RIB COMPLETE corn is broadly available to farmers in 2012.

Notwithstanding continuing and varied legal challenges by private and governmental parties in Brazil, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system (ROUNDUP READY soybeans, and in the future INTACTA ROUNDUP READY 2 PRO soybeans) and our indemnification collection system (BOLLGARD cotton) to ensure that we capture value on all of our ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow in Brazil as farmers choose to plant more of these approved traits. Although Brazilian law clearly states that the pipeline patents protecting these products have the duration of the corresponding U.S. patent (2014 for ROUNDUP READY soybeans), the duration of these pipeline patents is currently under judicial review in Brazil. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil against such volatility.

During 2007, we announced a long-term joint R&D and commercialization collaboration in plant biotechnology with BASF that will focus on high-yielding crops and crops that are tolerant to adverse conditions such as drought. We have completed all North American and key import country regulatory submissions for the first biotech drought-tolerant corn product. Necessary approvals have been obtained for on-farm testing plots that will be planted in 2012 to obtain on-farm data useful for the expected full-scale U.S. launch in 2013. Remaining regulatory import approvals needed for full-scale launch are pending but expected by the 2013 planting season. Over the life of the collaboration, we and BASF will dedicate a joint budget of potentially $2.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton, canola and wheat.

Our international traits businesses, in particular, will probably continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic and political environments. Although we see growth potential in our India cotton business with the ongoing conversion to higher planting rates with hybrids and BOLLGARD II cotton, this business is currently operating under existing and the potential for new state governmental pricing directives that we believe limit near-term earnings potential in India.

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

Following the decision of the French government to suspend the planting of YIELDGARD Corn Borer in February 2008, French farmers, French grower associations and various companies, including Monsanto, filed a claim to the Supreme Administrative court (Conseil d’Etat) to overturn the French government’s suspension of planting of YIELDGARD Corn Borer. As a result of the ban, the sales or planting of MON810 products in France were suspended. The European Food Safety Authority (EFSA) issued an opinion that the French suspension is not supported on a scientific basis. The case was referred to the European Court of Justice (ECJ) and on Sept. 8, 2011, the ECJ ruled that the French ban was illegal and that a ban can be invoked only in circumstances that are likely to constitute a clear and serious risk to human health, animal health or the environment. On Nov. 28, 2011, the Conseil d’Etat ordered the French government to cancel the ban imposed on genetically-modified corn crops in 2008. The court ruled that the agriculture ministry had not established high risk to the environment or health and thus lacked scientific basis for the ban. On March 16, 2012, the French Government announced a

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

new temporary suspension of the cultivation of MON810 corn in France. On April 17, 2009, Germany undertook a procedural action under European law and banned the planting of YIELDGARD Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, the sales or planting of MON810 products in Germany were suspended. The court proceedings are postponed pending the outcome of administrative proceedings. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked procedural measures but we have focused our legal challenges to those countries with significant corn plantings.

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

Agricultural Productivity

The structural changes that have occurred in the global glyphosate market, including overcapacity at the manufacturing level, have created a significant compression in the manufacturer’s margin. We believe this structural change is permanent and will therefore have a long term impact on the level of profits and cash generated by this business. While we expect the business to continue to be cash positive, we have oriented the focus of Monsanto’s crop protection business to strategically support Monsanto’s ROUNDUP READY crops through our weed management platform that delivers weed control offerings for farmers. In addition, we expect our lawn-and-garden business will continue to be a solid contributor to our Agricultural Productivity segment.

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

NEW ACCOUNTING STANDARDS

In December 2011, the FASB issued a new accounting standard update which requires entities to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. Generally Accepted Accounting Principles and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after Jan. 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, Monsanto will adopt this amendment in the first quarter of fiscal year 2014. We are currently evaluating the impact of adoption on the consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Feb. 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon the evaluation, management has concluded that our disclosure controls and procedures were not effective as of Feb. 29, 2012, due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K/A for fiscal year 2011 under Part II, Item 9A.

Remediation Plan

Management has been actively engaged in developing and implementing remediation plans to address the control deficiencies. The progress on our remediation efforts is as follows:

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

•	The training program for sales and finance personnel on revenue recognition and customer incentive programs is developed and training sessions have commenced;

•	Our internal policies related to customer incentive programs have been refined and issued. These policies provide additional clarity on definitions, rules and exceptions to policies;

•

We have established a more comprehensive review and approval procedure for prepayments to customers to ensure that appropriate accounting treatment is applied when obligations are fulfilled and payments are earned;

•	We have identified and started implementation of additional procedures to improve the capture, review, approval, and recording of all incentive arrangements in the appropriate accounting period; and

•	We are continuing to simplify customer programs.

Management has developed a detailed plan and timetable for the implementation and verification of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit and Finance Committee, management will continue to review and make necessary changes to the overall design of the company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the foregoing efforts when completed will effectively remediate the material weakness. As the company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

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

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

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

Securities and Derivative Proceedings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2011, on July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleged that defendants violated the federal securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal 2009 and 2010 and the anticipated future performance of our ROUNDUP business. On Nov. 1, 2010, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff in the action. On Jan. 31, 2011, lead plaintiff filed an amended complaint against us and four of our past and present executive officers in the same action. The amended complaint alleged that defendants violated the federal securities laws by making false and misleading statements during the same time period, regarding our earnings guidance for fiscal 2009 and 2010 as well as the anticipated future performance of our ROUNDUP business and our Seeds and Genomics business. Lead plaintiff claimed that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Lead plaintiff sought the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. On April 1, 2011, defendants moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted. On June 14, 2011, lead plaintiff filed its opposition to the motion, and defendants’ reply thereto was filed on Aug. 12, 2011. On Dec. 12, 2011, lead plaintiff moved to supplement the record on the motion to dismiss with facts concerning the SEC investigation of our financial reporting associated with customer incentive programs for glyphosate products and our restatement of our financial results for fiscal years 2009 and 2010 and certain quarters of fiscal year 2011. On Jan. 5, 2012, the Court denied lead plaintiff’s motion to supplement the record. On Jan. 20, 2012, lead plaintiff sought leave to amend its complaint, which the Court granted on Jan. 31, 2012. The second amended complaint repeats the allegations and claims in the amended complaint regarding our earnings guidance for fiscal 2009 and 2010 and our statements relating to the anticipated future performance of our ROUNDUP business and Seeds and Genomics business. The second amended complaint adds allegations and claims related to the November 2011 restatement of our financial results for fiscal 2009 and 2010 and our purported failure to disclose the adoption of customer incentive programs to drive ROUNDUP sales in the fourth quarter of fiscal 2009. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. On Feb. 29, 2012, defendants moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. Lead plaintiff’s opposition to the motion is due by April 6, 2012, defendants’ reply is due by April 27, 2012.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2011, on Aug. 4 and 5, 2010, two purported derivative suits styled Espinoza v. Grant, et al. and Clark v. Grant, et al., were filed on our behalf against our directors and three of our past and present executive officers in the Circuit Court of St. Louis County, Missouri. Asserting claims for breach of fiduciary duty, corporate waste and unjust enrichment, plaintiffs allege that our directors themselves made or allowed Monsanto to make the same allegedly false and misleading statements pertaining to the anticipated future performance of our ROUNDUP business that are at issue in the purported class action. Plaintiffs also assert a claim arising out of the acceleration of certain stock options held by one of our former executive officers upon his retirement, as well as a claim based on one director’s sale of Monsanto stock while allegedly in possession of material, non-public information relating to our earnings guidance. Plaintiffs seek injunctive relief and the award of unspecified amounts of damages and restitution for Monsanto, counsel fees and costs. Plaintiffs moved for an order consolidating the Espinoza and Clark actions and appointing lead and liaison counsel. On March 11, 2011, the Court approved the parties’ stipulation with respect to this motion and consolidated the two actions. Defendants moved for a stay of

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

these actions in favor of the proposed federal securities class action (described above) and the federal derivative action (described below). On March 11, 2011, the Court approved the parties’ stipulation with respect to this motion and stayed the consolidated actions pending resolution of motions to dismiss expected to be filed in the federal actions, subject to specified exceptions.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2011, another purported derivative action styled Kurland v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. Asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment and insider selling and misappropriation under Delaware law, the complaint contains allegations similar to the two state court derivative actions described above relating to the same allegedly false and misleading statements and a director’s sale of shares, and adds allegations relating to a senior executive’s sale of Monsanto stock while allegedly in possession of material, non-public information. Plaintiff seeks injunctive relief and the award of unspecified amounts of compensatory and exemplary damages, counsel fees and costs. On Sept. 3, 2010, defendants in the securities class action described above moved for consolidation and coordination of that action with the Kurland derivative action. On Sept. 28, 2010, the Court denied this motion, but stated that pretrial coordination of the federal actions should occur. On Oct. 11, 2010, a second purported derivative action styled Stone v. Bachmann, et al., was filed in the same federal district court on our behalf against certain of our directors. The allegations made and relief sought in the action are substantially similar to the allegations made and relief sought in the Kurland action. On Oct. 13, 2010, a third purported derivative action, styled Fagin v. AtLee, et al., was filed on our behalf against our directors in the same federal district court. The allegations made and relief sought in the Fagin action are substantially similar to the allegations made and relief sought in both the Kurland and Stone actions. The parties in these three derivative actions stipulated to their consolidation for all purposes and to the filing of a consolidated complaint, and the Court approved their stipulation on Nov. 30, 2010. The parties thereafter filed an agreed motion for a stay of the consolidated derivative action until thirty days after (a) the Court in the proposed securities class action enters an order dismissing lead plaintiff’s amended complaint in that action without leave to amend or (b) defendants in the proposed securities class action answer lead plaintiff’s amended complaint. On Feb. 28, 2011, the Court granted the agreed motion for a stay.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2012 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2011:
Dec. 1, 2011, through Dec. 31, 2011	90,900	$70.17	90,900	$464,193,823
January 2012:
Jan. 1, 2012, through Jan. 31, 2012	3,210,000	$80.02	3,210,000	$207,333,822
February 2012:
Feb. 1, 2012, through Feb. 29, 2012	113,800	$79.30	113,800	$198,309,474

Total	3,414,700	$79.73	3,414,700	$198,309,474

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

In June 2010, the board of directors authorized a repurchase program of up to $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010. There were no other publicly announced plans outstanding as of Feb. 29, 2012.

ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: April 5, 2012

MONSANTO COMPANY	SECOND QUARTER 2012 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

2	Omitted

3	Omitted

4	Omitted

10	Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of January 24, 2012) (incorporated by reference to Appendix D to the Monsanto Company Proxy Statement, filed Dec. 9, 2011, File No. 1-16167 ). †

11	Omitted — see Note 19 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Represents management contract or compensatory plan or arrangement.