Form 10-Q
period 2012-05-31
MONSANTO CO /NEW/
filed 2012-06-29
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 532,950,060 shares of Common Stock, $0.01 par value, outstanding as of June 25, 2012.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and nine months ended May 31, 2012, and May 31, 2011, the Condensed Statements of Consolidated Financial Position as of May 31, 2012, and Aug. 31, 2011, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2012, and May 31, 2011, the Statements of Consolidated Shareowners’ Equity and Comprehensive Income for the nine months ended May 31, 2012, and year ended Aug. 31, 2011, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011

Net Sales	$4,219	$3,608	$11,406	$9,575
Cost of goods sold	1,856	1,635	5,242	4,468

Gross Profit	2,363	1,973	6,164	5,107
Operating Expenses:
Selling, general and administrative expenses	638	591	1,681	1,543
Research and development expenses	375	360	1,079	983
Restructuring charges, net	—	1	—	9

Total Operating Expenses	1,013	952	2,760	2,535
Income from Operations	1,350	1,021	3,404	2,572
Interest expense	39	35	139	117
Interest income	(21)	(17)	(59)	(51)
Other expense, net	3	15	46	38

Income from Continuing Operations Before Income Taxes	1,329	988	3,278	2,468
Income tax provision	361	276	971	714

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$968	$712	$2,307	$1,754

Discontinued Operations:
Income (loss) from operations of discontinued businesses	(3)	—	8	4
Income tax provision (benefit)	(1)	—	3	1

Income (Loss) on Discontinued Operations	(2)	—	5	3

Net Income	$966	$712	$2,312	$1,757

Less: Net income attributable to noncontrolling interest	29	20	38	38

Net Income Attributable to Monsanto Company	$937	$692	$2,274	$1,719

Amounts Attributable to Monsanto Company:
Income from continuing operations	$939	$692	$2,269	$1,716
Income (loss) on discontinued operations	(2)	—	5	3

Net Income Attributable to Monsanto Company	$937	$692	$2,274	$1,719

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.76	$1.29	$4.25	$3.20
Income on discontinued operations	—	—	0.01	—

Net Income Attributable to Monsanto Company	$1.76	$1.29	$4.26	$3.20

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.74	$1.28	$4.20	$3.16
Income on discontinued operations	—	—	0.01	0.01

Net Income Attributable to Monsanto Company	$1.74	$1.28	$4.21	$3.17

Weighted Average Shares Outstanding:
Basic	532.9	535.5	534.2	536.9
Diluted	538.8	541.2	540.2	542.9

Dividends Declared per Share	$—	$—	$0.60	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of May 31,	As of Aug. 31,
(Dollars in millions, except share amounts)	2012	2011
Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2012: $91 and 2011: $96)	$1,716	$2,572
Short-term investments	302	302
Trade receivables, net (variable interest entities restricted - 2012: $77 and 2011: $51 )	3,727	2,117
Miscellaneous receivables	674	629
Deferred tax assets	659	446
Inventory, net	2,514	2,591
Other current assets	191	152

Total Current Assets	9,783	8,809
Total property, plant and equipment	8,556	8,697
Less accumulated depreciation	4,392	4,303

Property, Plant and Equipment, Net	4,164	4,394
Goodwill	3,282	3,365
Other Intangible Assets, Net	1,181	1,309
Noncurrent Deferred Tax Assets	595	873
Long-Term Receivables, Net	376	475
Other Assets	603	619

Total Assets	$19,984	$19,844

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$634	$678
Accounts payable	584	839
Income taxes payable	440	117
Accrued compensation and benefits	470	427
Accrued marketing programs	778	1,110
Deferred revenues	370	373
Grower production accruals	100	87
Dividends payable	—	161
Customer payable	31	94
Restructuring reserves	12	24
Miscellaneous short-term accruals	863	819

Total Current Liabilities	4,282	4,729
Long-Term Debt	1,538	1,543
Postretirement Liabilities	468	509
Long-Term Deferred Revenue	259	337
Noncurrent Deferred Tax Liabilities	304	152
Long-Term Portion of Environmental and Litigation Liabilities	167	176
Other Liabilities	553	682

Total Liabilities	7,571	8,128
Redeemable Common Stock and Capital in Excess of $0.01 par value; 1,826,713 Shares issued and outstanding	141	—
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 593,934,442 and 591,516,732 shares, respectively
Outstanding 532,288,083 and 535,297,120 shares, respectively	6	6
Treasury stock 61,646,359 and 56,219,612 shares, respectively, at cost	(3,036)	(2,613)
Additional contributed capital	10,162	10,096
Retained earnings	6,122	4,174
Accumulated other comprehensive loss	(1,176)	(116)
Reserve for ESOP debt retirement	(1)	(2)

Total Monsanto Company Shareowners’ Equity	12,077	11,545

Noncontrolling Interest	195	171

Total Shareowners’ Equity	12,272	11,716

Total Liabilities and Shareowners’ Equity	$19,984	$19,844

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Nine Months Ended May 31,
(Dollars in millions)	2012	2011

Operating Activities:
Net Income	$2,312	$1,757
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	466	457
Bad-debt expense	(9)	(6)
Stock-based compensation expense	102	83
Excess tax benefits from stock-based compensation	(33)	(24)
Deferred income taxes	195	(35)
Restructuring charges, net	—	9
Equity affiliate income, net	(11)	(12)
Net gain on sales of a business or other assets	(3)	(5)
Other items	51	48
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(1,773)	(1,759)
Inventory, net	(134)	69
Deferred revenues	(35)	30
Accounts payable and other accrued liabilities	(171)	678
Restructuring cash payments	(11)	(164)
Pension contributions	(57)	(47)
Other items	(36)	(135)

Net Cash Provided by Operating Activities	853	944

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(444)	(430)
Maturities of short-term investments	444	180
Capital expenditures	(376)	(326)
Acquisition of businesses, net of cash acquired	(113)	(99)
Technology and other investments	(61)	(51)
Other investments and property disposal proceeds	8	19

Net Cash Required by Investing Activities	(542)	(707)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(86)	(40)
Short-term debt proceeds	9	59
Short-term debt reductions	(21)	(33)
Long-term debt proceeds	—	300
Long-term debt reductions	(142)	(192)
Payments on other financing	(2)	(3)
Debt issuance costs	—	(3)
Treasury stock purchases	(423)	(486)
Stock option exercises	69	45
Excess tax benefits from stock-based compensation	33	24
Tax withholding on restricted stock and restricted stock units	(1)	(4)
Dividend payments	(482)	(452)
Proceeds from noncontrolling interest	101	69
Dividend payments to noncontrolling interest	(76)	(50)

Net Cash Required by Financing Activities	(1,021)	(766)

Cash Assumed from Initial Consolidations of Variable Interest Entities	—	77

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(146)	41

Net Decrease in Cash and Cash Equivalents	(856)	(411)
Cash and Cash Equivalents at Beginning of Period	2,572	1,485

Cash and Cash Equivalents at End of Period	$1,716	$1,074

See Note 20 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Reserve for ESOP Debt	Non-Controlling Interest	Total
Balance as of Aug. 31, 2010	$6	$(2,110)	$9,896	$3,178	$(897)	$(4)	$44	$10,113
Net income	—	—	—	1,607	—	—	52	1,659
Foreign currency translation	—	—	—	—	510	—	4	514
Postretirement benefit plan activity, net of tax of $98	—	—	—	—	160	—	—	160
Unrealized net derivative gains,
net of tax of $77	—	—	—	—	110	—	—	110
Realized net derivative losses, net of tax of $5	—	—	—	—	1	—	—	1

Comprehensive income for 2011							56	2,444
Treasury stock purchases	—	(503)	—	—	—	—	—	(503)
Restricted stock withholding	—	—	(4)	—	—	—	—	(4)
Issuance of shares under employee stock plans	—	—	65	—	—	—	—	65
Excess tax benefits from stock-based compensation	—	—	36	—	—	—	—	36
Stock-based compensation expense	—	—	103	—	—	—	—	103
Cash dividends of $1.14 per common share	—	—	—	(611)	—	—	—	(611)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(105)	(105)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Proceeds from noncontrolling interest	—	—	—	—	—	—	69	69
Consolidation of VIEs	—	—	—	—	—	—	107	107

Balance as of Aug. 31, 2011	$6	$(2,613)	$10,096	$4,174	$(116)	$(2)	$171	$11,716
Net income	—	—	—	2,274	—	—	38	2,312
Foreign currency translation	—	—	—	—	(944)	—	(39)	(983)
Postretirement benefit plan activity, net of tax of $20	—	—	—	—	35	—	—	35
Unrealized net gains on investment holdings, net of tax of $4	—	—	—	—	5	—	—	5
Unrealized net derivative losses, net of tax of ($79)	—	—	—	—	(115)	—	—	(115)
Realized net derivative gains, net of tax of ($23)	—	—	—	—	(41)	—	—	(41)

Comprehensive (loss) income for 2012							(1)	1,213
Treasury stock purchases	—	(423)	—	—	—	—	—	(423)
Restricted stock withholding	—	—	(1)	—	—	—	—	(1)
Issuance of shares under employee stock plans	—	—	69	—	—	—	—	69
Reclassification to redeemable common shares(2)	—	—	(136)	(5)	—	—	—	(141)
Excess tax benefits from stock-based compensation	—	—	33	—	—	—	—	33
Stock-based compensation expense	—	—	101	—	—	—	—	101
Cash dividends of $0.60 per common share	—	—	—	(321)	—	—	—	(321)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(76)	(76)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	1	—	1
Proceeds from noncontrolling interest	—	—	—	—	—	—	101	101

Balance as of May 31, 2012	$6	$(3,036)	$10,162	$6,122	$(1,176)	$(1)	$195	$12,272

(1)	See Note 18 — Comprehensive Income — for further details of the components of accumulated other comprehensive loss.

(2)	See Note 19 — Earnings Per Share and Redeemable Common Stock — includes 1.8 million shares and $141 million related to redeemable common stock.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011. Financial information for the first nine months of fiscal year 2012 should not be annualized because of the seasonality of the company’s business.

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

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The amendment is effective for interim and annual periods beginning after Dec. 15, 2011. Accordingly, Monsanto adopted this standard in the third quarter of fiscal year 2012.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 3. BUSINESS COMBINATIONS

2012 Acquisitions: In June 2012, Monsanto acquired 100 percent of the outstanding stock of Precision Planting, Inc., a planting technology developer based in Tremont, Illinois, for a total cash consideration of $210 million for the business, plus a performance-based payment of up to $40 million. Precision Planting develops technology to improve yields through on-farm planting performance. The acquisition of the company will become part of Monsanto’s Integrated Farming Systems unit, which utilizes advanced agronomic practices, seed genetics and innovative on-farm technology to deliver optimal yield to farmers while using fewer resources. Acquisition costs incurred in fiscal year 2012 were less than $1 million and were classified as selling, general, and administrative expenses. The acquisition of Precision Planting qualifies as a business under the Business Combinations topic of the ASC, and it is expected that goodwill and intangible assets will be recorded on the consolidated balance sheet. As of June 29, 2012, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill.

In September 2011, Monsanto acquired 100 percent of the outstanding stock of Beeologics, a technology start-up business based in Israel, which researches and develops biological tools to provide targeted control of pests and diseases. The acquisition of the company, which qualifies as a business under the Business Combinations topic of the ASC, will allow Monsanto to further explore the use of biologicals broadly in agriculture to provide farmers with innovative approaches to the challenges they face. Monsanto intends to use the base technology from Beeologics as a part of its continuing discovery and development pipeline. Acquisition costs were approximately $1 million and were classified as selling, general, and administrative expenses. The total cash paid and the fair value of the acquisition was $113 million (net of cash acquired), and it was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes.

For the Beeologics acquisition, the business operations and expenses related to employees are included in the Seeds and Genomics segment results. The estimated fair values of the assets and liabilities, summarized in the table below, of the acquired entity represent the preliminary purchase price allocation. These allocations will be finalized as soon as the information becomes available, however not to exceed one year from the acquisition date.

(Dollars in millions)	Beeologics Acquisition
Current Assets	$2
Goodwill	81
Other Intangible Assets	46
Acquired In-process Research and Development	3
Other Assets	5

Total Assets Acquired	137

Current Liabilities	11
Other Liabilities	12

Total Liabilities Assumed	23

Net Assets Acquired	$114

Supplemental Information:
Net assets acquired	$114
Cash acquired	1

Cash paid, net of cash acquired	$113

Pro forma information related to the acquisition is not presented because the impact on the Company’s consolidated results of operations is not significant.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

NOTE 4. CUSTOMER FINANCING PROGRAMS

Monsanto participates in a revolving financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $495 million) for select customers in Brazil to a special purpose entity (SPE), formerly a qualified special purpose entity (QSPE). Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and Monsanto holds the remaining 12 percent interest. Under the arrangement, a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program. The company has evaluated its relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated on a prospective basis effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities.

Monsanto has an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $325 million and $3 million for the first nine months of fiscal years 2012 and 2011, respectively. The agreement includes recourse provisions and thus a liability is established at the time of sale that approximates fair value based upon the company’s historical collection experience and a current assessment of credit exposure. The recourse liability recorded by Monsanto was $1 million as of May 31, 2012. There was no recourse liability recorded by Monsanto as of Aug. 31, 2011. The maximum potential amount of future payments under the recourse provisions of the agreement was $7 million as of May 31, 2012. The outstanding balance of the receivables sold was $111 million and $3 million as of May 31, 2012, and Aug. 31, 2011, respectively. There were delinquent accounts of $2 million and $3 million as of May 31, 2012, and Aug. 31, 2011, respectively.

Monsanto also sells accounts receivable in the United States and European regions, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $5 million for the first nine months of fiscal years 2012 and 2011. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. There was no liability balance as of May 31, 2012, or Aug. 31, 2011. There was no maximum potential amount of future payments under the recourse provisions of the agreements as of May 31, 2012. The outstanding balance of receivables sold was $4 million and $55 million as of May 31, 2012, and Aug. 31, 2011, respectively. There were no delinquent loans as of May 31, 2012, or Aug. 31, 2011.

Monsanto has additional agreements with lenders to establish programs that provide financing of up to 550 million Brazilian reais (approximately $270 million) for selected customers in Brazil. Monsanto provides a guarantee of the accounts in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. There was no liability balance as of May 31, 2012. The guarantee liability recorded by Monsanto was $1 million as of Aug. 31, 2011. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. There was no maximum potential amount of future payments under the guarantee as of May 31, 2012. The account balance outstanding for these programs was $34 million and $49 million as of May 31, 2012, and Aug. 31, 2011, respectively. There were no delinquent loans as of May 31, 2012. There were delinquent loans of $1 million as of Aug. 31, 2011.

Monsanto also has similar agreements with banks that provide financing to its customers in the United States, Europe and Latin America where Monsanto provides a guarantee of the accounts in the event of customer default. There was no maximum potential amount of future payments under the guarantees as of May 31, 2012. The guarantee liability recorded by Monsanto was $2 million as of May 31, 2012, and Aug. 31, 2011. The account balance outstanding for these programs was $34 million and $33 million as of May 31, 2012, and Aug. 31, 2011, respectively. There were delinquent loans of $1 million as of May 31, 2012. There were no delinquent loans as of Aug. 31, 2011.

NOTE 5. VARIABLE INTEREST ENTITIES

Effective Sept. 1, 2010, Monsanto prospectively adopted the accounting standard update regarding improvements to financial reporting by enterprises involving variable interest entities (VIEs). A VIE is a legal entity that lacks sufficient equity to finance its activities, or the equity investors of the entity as a group lack any of the characteristics of a controlling interest. Monsanto is involved with various special purpose entities and other entities that are deemed to be VIEs. Monsanto has determined that the company holds variable interests in entities that are established as revolving financing programs. These programs allow the company to transfer a limited amount of customer receivables to a VIE. As of May 31, 2012, there is a program in Brazil. As of Aug. 31, 2011, one program is in Brazil and the other is in Argentina. In addition, Monsanto has various variable interests in biotechnology companies that focus on plant gene research, development, and commercialization. These variable interests have also been determined to be VIEs.

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

As a result of the adoption of the updated accounting guidance, Monsanto was required to consolidate certain VIEs that were established as revolving financing programs including the special purpose entity referred to in Note 4 — Customer Financing Programs. As of the date of the initial consolidation of these VIEs, the company measured the assets and liabilities of the newly consolidated VIEs at their carrying value. The company was not required to deconsolidate any VIEs as of Sept. 1, 2010. The cumulative effect of the adoption of this guidance was insignificant to additional contributed capital, retained earnings and accumulated other comprehensive loss and, therefore, not identified separately on the Statement of Consolidated Shareowners’ Equity and Comprehensive Income but is recorded within the Statement of Consolidated Operations.

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

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

	Financing Programs VIEs
	As of May 31,	As of Aug. 31,
(Dollars in millions)	2012	2011
Cash and cash equivalents	$91	$96
Trade receivables, net	77	51
Total Assets	168	147
Total Liabilities	1	—
Maximum Exposure to Loss	$21	$11

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

	Biotechnology VIEs
	As of May 31,	As of Aug. 31,
(Dollars in millions)	2012	2011
Property, plant, and equipment, net	$5	$5
Other intangible assets, net	12	9
Other assets	—	15
Total Non-Current Assets	17	29
Total Liabilities	—	—
Maximum Exposure to Loss	$—	$15

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 6. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2012	2011	2012	2011
Cost of Goods Sold(1)	$—	$—	$—	$(2)
Restructuring Charges, Net(1)(2)	—	(1)	—	(9)
Loss from Continuing Operations Before Income Taxes	—	(1)	—	(11)
Income Tax Benefit	—	1	—	5
Net Loss	$—	$—	$—	$(6)

(1)

For the nine months ended May 31, 2011, the $2 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended May 31, 2011, the $1 million of restructuring charges recorded in restructuring charges, net related to the Seeds and Genomics segment. For the nine months ended May 31, 2011, the $9 million of restructuring charges, net were split by segment as follows: $(4) million in Agricultural Productivity and $13 million in Seeds and Genomics.

(2)

The restructuring charges for the three months and the nine months ended May 31, 2011, include reversals of $6 million and $31 million, respectively, related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. There were no reversals during the three months and nine months ended May 31, 2012.

On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable Monsanto to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. The company also announced that it would take steps to better align the resources of its global seeds and traits business. These actions included certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, the company identified additional opportunities to better align the company’s resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments are expected to be made by the end of fiscal year 2012.

There were no charges incurred for the three months and nine months ended May 31, 2012. The following table displays the pretax charges by segment under the 2009 Restructuring Plan of $1 million incurred for the three months ended May 31, 2011, the pretax charges of $11 million incurred for the nine months ended May 31, 2011, as well as the cumulative pretax charges of $733 million.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended May 31,						Nine Months Ended May 31,
	Seeds and		Agricultural				Seeds and		Agricultural
	Genomics		Productivity		Total		Genomics		Productivity		Total

(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Work Force Reductions	$—	$—	$—	$—	$—	$—	$—	$(11)	$—	$(7)	$—	$(18)
Facility Closures / Exit Costs	—	1	—	—	—	1	—	24	—	3	—	27
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—	—	—	—	—	—	—
Inventory	—	—	—	—	—	—	—	2	—	—	—	2

Total Restructuring Charges, Net	$—	$1	$—	$—	$—	$1	$—	$15	$—	$(4)	$—	$11

	Cumulative Amount through May 31, 2012
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total
Work Force Reductions	$239	$99	$338
Facility Closures / Exit Costs	75	81	156
Asset Impairments
Property, plant and equipment	43	5	48
Inventory	119	13	132
Other intangible assets	59	—	59
Total Restructuring Charges, Net	$535	$198	$733

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

In the nine months ended May 31, 2012, there were no charges recorded related to restructuring. In the nine months ended May 31, 2011, pretax restructuring charges of $11 million were recorded. The facility closures/exit costs of $27 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $13 million of additional charges were offset by $31 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In asset impairments, inventory impairments of $2 million recorded in cost of goods sold related to discontinued corn and sorghum seed products in the United States.

The following table summarizes the activities related to the company’s 2009 Restructuring Plan.

	Work Force	Facility Closures /	Asset
(Dollars in millions)	Reductions	Exit Costs	Impairments	Total
Beginning Liability as of Aug. 31, 2011	$24	$—	$—	$24
Restructuring charges recognized in first nine months of fiscal year 2012	—	—	—	—
Cash payments	(11)	—	—	(11)
Asset impairments and write-offs	—	—	—	—
Foreign currency impact	(1)	—	—	(1)
Ending Liability as of May 31, 2012	$12	$—	$—	$12

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 7. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $59 million and $98 million as of May 31, 2012, and Aug. 31, 2011, respectively.

Effective with the second quarter of 2011, the company adopted the amended guidance in the Receivables topic of the ASC which requires greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables. The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $195 million and $220 million with a corresponding allowance for credit losses on these receivables of $187 million and $213 million, as of May 31, 2012, and Aug. 31, 2011, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Condensed Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance Aug. 31, 2010	$226
Incremental Provision	20
Recoveries	(9)
Other(1)	(24)

Balance Aug. 31, 2011	$213
Incremental Provision	2
Recoveries	(8)
Write-Offs	(6)
Other(2)	(14)

Balance May 31, 2012	$187

(1)	Includes reclassifications from the allowance for current receivables, write-offs, and foreign currency translation adjustments.

(2)	Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.

In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $368 million and $468 million, as of May 31, 2012, and Aug. 31, 2011, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Condensed Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations. See Note 11 — Deferred Revenue — for more details on the significant agreements related to these long-term contractual receivables.

On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 8. INVENTORY

Components of inventory are:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2012	2011

Finished Goods	$1,094	$953
Goods In Process	1,264	1,434
Raw Materials and Supplies	340	390

Inventory at FIFO Cost	2,698	2,777
Excess of FIFO over LIFO Cost	(184)	(186)

Total	$2,514	$2,591

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2012, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total

Balance as of Aug. 31, 2011	$3,308	$57	$3,365
Acquisition activity (see Note 3)	81	—	81
Effect of foreign currency translation adjustments	(164)	—	(164)

Balance as of May 31, 2012	$3,225	$57	$3,282

In the nine months ended May 31, 2012, goodwill increased due to the 2012 acquisition of Beeologics, offset by the effects of foreign currency translation adjustments. See Note 3 — Business Combinations — for further information. The fiscal year 2012 annual goodwill impairment test was performed as of March 1, 2012, and no goodwill impairment existed as of that date. There were no events or circumstances indicating that goodwill might be impaired as of May 31, 2012.

Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2012			As of Aug. 31, 2011
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible Assets with Finite Lives:
Acquired germplasm	$1,141	$(696)	$445	$1,189	$(692)	$497
Acquired intellectual property	1,016	(761)	255	973	(710)	263
Trademarks	340	(118)	222	352	(110)	242
Customer relationships	311	(163)	148	335	(146)	189
Other	146	(83)	63	136	(63)	73

Total Other Intangible Assets, Finite Lives	$2,954	$(1,821)	$1,133	$2,985	$(1,721)	$1,264

In process research & development, indefinite lives	48	—	48	45	—	45

Total Other Intangible Assets	$3,002	$(1,821)	$1,181	$3,030	$(1,721)	$1,309

The decrease in other intangible assets during the nine months ended May 31, 2012, primarily resulted from foreign currency translation adjustments and the result of identified intangible impairments during the three months ended May 31, 2012. See Note 14 – Fair Value Measurements – for further information.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Total amortization expense of other intangible assets was $25 million in third quarter of fiscal year 2012 and $38 million in third quarter of fiscal year 2011. Total amortization expense of other intangible assets was $101 million for the nine months ended May 31, 2012, and $113 million for the nine months ended May 31, 2011. The estimated intangible asset amortization expense for fiscal year 2012 through fiscal year 2016 is as follows:

(Dollars in millions)	Amount
2012	$144
2013	106
2014	113
2015	111
2016	114

NOTE 10. INVESTMENTS AND EQUITY AFFILIATES

Investments

As of May 31, 2012, and Aug. 31, 2011, Monsanto has short-term investments outstanding of $302 million. The investments are comprised of treasury bills and commercial paper with original maturities of one year or less. See Note 14 — Fair Value Measurements.

Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of May 31, 2012, and Aug. 31, 2011, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $36 million and $26 million, respectively. Net unrealized gains (net of deferred taxes) of $5 million and less than $1 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of May 31, 2012, and Aug. 31, 2011, respectively. Monsanto recorded an impairment of $7 million related to one of these long-term equity investments for the three months and nine months ended May 31, 2012.

Monsanto has cost basis investments recorded in other assets in the Condensed Statements of Consolidated Financial Position. As of May 31, 2012, and Aug. 31, 2011, these investments were recorded at $69 million and $74 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. As of May 31, 2012, no impairments were recorded.

Equity Affiliates

Monsanto owns a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of May 31, 2012, and Aug. 31, 2011, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $68 million and $67 million, respectively. Monsanto purchased $47 million and $177 million of inventory from the seed supplier for the three months and nine months ended May 31, 2012, respectively, and $57 million and $197 million for the three months and nine months ended May 31, 2011, respectively. There were sales of inventory to the seed supplier of $10 million for the three months and nine months ended May 31, 2012. There were no sales of inventory to the seed supplier in the first nine months of 2011. As of May 31, 2012, there were no amounts payable to the seed supplier, while the payable as of Aug. 31, 2011, was $2 million and recorded in accounts payable in the Condensed Statements of Consolidated Financial Position. As of May 31, 2012, there were no prepayments. As of Aug. 31, 2011, there were prepayments of $9 million included in other current assets in the Statements of Consolidated Financial Position for inventory that was delivered in fiscal year 2012.

NOTE 11. DEFERRED REVENUE

In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded for the three months ended May 31, 2012, and May 31, 2011, and revenue of $60 million was recorded for the nine months ended May 31, 2012, and May 31, 2011. As of May 31, 2012, and Aug. 31, 2011, the remaining receivable balance is $310 million and $393 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of May 31, 2012, and Aug. 31, 2011, the remaining deferred revenue balance is $258 million and $317 million, respectively, of which $79 million is included in short-term deferred revenue in both periods. The interest income portion of this receivable totaled $2 million and $7 million for the three months and nine months ended May 31, 2012, respectively. Interest income for the three months and nine months ended May 31, 2011, was $3 million and $10 million, respectively.

In 2008, Monsanto and Syngenta entered into a GENUITY ROUNDUP READY 2 YIELD Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s GENUITY ROUNDUP READY 2 YIELD Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $2 million and $1 million related to this agreement was recorded for the three months ended May 31, 2012, and May 31, 2011, respectively, and revenue of $6 million and $4 million was recorded for the nine months ended May 31, 2012, and May 31, 2011, respectively. As of May 31, 2012, and Aug. 31, 2011, the remaining receivable balance is $71 million and $75 million, respectively. The majority of this balance is included in long-term receivables on the Condensed Statements of Consolidated Financial Position and the current portion is included in trade receivables. As of May 31, 2012, and Aug. 31, 2011, the remaining deferred revenue balance is $57 million and $62 million, respectively, of which $12 million and $4 million, respectively, is included in short-term deferred revenue. The interest income portion of this receivable is $1 million and $2 million for the three months and nine months ended May 31, 2012, and May 31, 2011, respectively.

NOTE 12. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open years and establishes reserves accordingly. During the first nine months of 2012, statutes expired in several jurisdictions and the company benefited from the favorable resolution of tax matters. These benefits were partially offset by deferred tax adjustments and tax reserves set up in multiple jurisdictions. Primarily as a result of these items, Monsanto recorded a tax benefit of $65 million in the first nine months of 2012.

During the first nine months of 2011, statutes expired in several jurisdictions. The company benefited from the retroactive extension of the research and development credit pursuant to the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additionally, the company recorded favorable return-to-provision true-up adjustments, which were partially offset by deferred tax adjustments. Primarily as a result of these items, Monsanto recorded a tax benefit of $21 million in the first nine months of 2011.

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

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Monsanto has a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through April 1, 2016. Effective May 31, 2012, the facility was extended one year from April 1, 2015, to April 1, 2016.

In June 2012, Monsanto revised the estimated issue date of the new fixed-rate debt to on or before July 13, 2012, to repay $485 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized losses, net of tax, of $28 million and $14 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of May 31, 2012, and Aug. 31, 2011, respectively. In August 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $225 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized losses, net of tax, of $41 million and $10 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of May 31, 2012, and Aug. 31, 2011, respectively. These swaps are accounted for under the Derivatives and Hedging topic of the ASC.

The fair value of the total short-term debt was $639 million and $710 million as of May 31, 2012, and Aug. 31, 2011, respectively. The fair value of the total long-term debt was $1,904 million and $1,797 million as of May 31, 2012, and Aug. 31, 2011, respectively.

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

Level 2 — Values based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, discounted cash flow models, or other model-based valuation techniques for which all significant assumptions are observable in the market.

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

The following tables set forth by level Monsanto’s assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of May 31, 2012, and assets and liabilities that were accounted for on a recurring basis as of Aug. 31, 2011. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at May 31, 2012, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Net Balance
Assets at Fair Value:
Cash equivalents	$1,392	$—	$—	$—	$1,392
Short-term investments	302	—	—	—	302
Equity securities	36	—	—	—	36
Derivative assets related to:
Foreign currency	—	23	—	—	23
Corn	—	13	—	—	13
Soybeans	5	2	—	(5)	2
Grower contracts	—	1	—	—	1

Total Assets at Fair Value	$1,735	$39	$—	$(5)	$1,769

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$30	$—	$—	$30
Interest rates	—	112	—	—	112
Corn	40	13	—	(34)	19
Soybeans	7	—	—	(7)	—
Energy and raw materials	—	19	—	—	19
Grower contracts	—	3	—	—	3

Liabilities at Fair Value	$47	$177	$—	$(41)	$183

Liabilities Not Recorded at Fair Value:
Short-term debt instruments(2)	$—	$639	$—	$—	$639
Long-term debt instruments(2)	—	1,904	—	—	1,904

Liabilities Not Recorded at Fair Value	$—	$2,543	$—	$—	$2,543

Total Liabilities Recorded and Not Recorded at Fair Value	$47	$2,720	$—	$(41)	$2,726

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

(2)	Short-term and long-term debt instruments are not recorded at fair value on a recurring basis however are measured at fair value for disclosure purposes.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2011, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance
Assets at Fair Value:
Cash equivalents	$1,896	$—	$—	$—	$1,896
Short-term investments	302	—	—	—	302
Equity securities	26	—	—	—	26
Derivative assets related to:
Foreign currency	—	3	—	—	3
Corn	88	30	—	(84)	34
Soybeans	21	2	—	(21)	2
Energy and raw materials	—	3	—	—	3
Total Assets at Fair Value	$2,333	$38	$—	$(105)	$2,266
Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$14	$—	$—	$14
Interest rates	—	38	—	—	38
Corn	2	30	—	—	32
Soybeans	—	1	—	—	1
Energy and raw materials	—	9	—	—	9
Total Liabilities at Fair Value	$2	$92	$—	$—	$94

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

Measurements during the three months and nine months ended May 31, 2012, of assets at fair value on a nonrecurring basis subsequent to their initial recognition were as follows:

Other Intangible Assets, Net: Other intangible assets with a carrying value of $12 million were written down to their implied fair value of $6 million, resulting in an impairment charge of $6 million, which was primarily included in cost of goods sold in the Statement of Consolidated Operations. Other intangible assets with a carrying value of $24 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $24 million, which was primarily included in research and development expenses in the Statement of Consolidated Operations. Other intangible assets with a carrying value of $25 million were written down to their implied fair value of $7 million, resulting in an impairment charge of $18 million, which was primarily included in selling, general and administrative expenses in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model.

There were no significant measurements of liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months and nine months ended May 31, 2012.

The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs, miscellaneous short-term accruals, and short-term debt approximate their fair values as of May 31, 2012, and Aug. 31, 2011.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 15 months for foreign currency hedges, 35 months for commodity hedges and 3 months for interest rate hedges. During the next 12 months, a pretax net gain of approximately $4 million will be reclassified from accumulated other comprehensive loss into earnings. During the three months and nine months ended May 31, 2012, a pretax loss of $2 million was reclassified into earnings as a result of the discontinuance of certain cash flow hedges, because it was no longer probable that the forecasted transaction would occur by the end of the originally specified time period. No cash flow hedges were discontinued during the three months and nine months ended May 31, 2011.

Fair-Value Hedges

The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair-value hedges were discontinued during the three months and nine months ended May 31, 2012, or May 31, 2011.

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

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

Financial instruments are neither held nor issued by the company for trading purposes.

The notional amounts of the company’s derivative instruments outstanding as of May 31, 2012, and Aug. 31, 2011, were as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2012	2011

Derivatives Designated as Hedges:
Foreign exchange contracts	$358	$359
Commodity contracts	862	517
Interest rate contracts	475	475

Total Derivatives Designated as Hedges	$1,695	$1,351

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,043	$779
Commodity contracts	433	181
Interest rate contracts	162	153
Grower contracts	45	71

Total Derivatives Not Designated as Hedges	$1,683	$1,184

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The fair values of the company’s derivative instruments outstanding as of May 31, 2012, and Aug. 31, 2011, were as follows:

	Balance Sheet Location	Fair Value
		As of May 31,	As of Aug. 31,
(Dollars in millions)		2012	2011

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$9	$1
Foreign exchange contracts	Other assets	7	—
Commodity contracts	Other current assets(1)	5	93
Commodity contracts	Other assets(1)	1	16

Total derivatives designated as hedges		22	110

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	7	2
Commodity contracts	Trade receivables, net	6	30
Commodity contracts	Miscellaneous receivables	8	2
Commodity contracts	Other current assets(1)	—	3
Grower contracts	Other current assets(1)	1	—

Total derivatives not designated as hedges		22	37

Total Asset Derivatives		$44	$147

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$—	$9
Commodity contracts	Other current assets(1)	35	2
Commodity contracts	Other assets(1)	8	—
Commodity contracts	Miscellaneous short-term accruals	11	6
Commodity contracts	Other liabilities	7	4
Interest rate contracts	Miscellaneous short-term accruals	112	38

Total derivatives designated as hedges		173	59

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	30	5
Commodity contracts	Trade receivables, net	13	1
Commodity contracts	Miscellaneous short-term accruals	4	29
Grower contracts	Other assets(1)	4	—

Total derivatives not designated as hedges		51	35

Total Liability Derivatives		$224	$94

(1)

As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Condensed Statements of Consolidated Financial Position. See Note 14 — Fair Value Measurements — for a reconciliation to amounts reported in the Condensed Statements of Consolidated Financial Position as of May 31, 2012, and Aug. 31, 2011.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI (1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended May 31,		Three Months Ended May 31,		Income Statement
(Dollars in millions)	2012	2011	2012	2011	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(2)	$—	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$5	$(3)	(2)	(5)	Net sales
Foreign exchange contracts	11	(8)	1	(1)	Cost of goods sold
Commodity contracts	(60)	60	18	2	Cost of goods sold
Interest rate contracts	(32)	(24)	(2)	(2)	Interest expense

Total Derivatives Designated as Hedges	(76)	25	13	(6)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(5)			(29)	(3)	Other expense, net
Commodity contracts			3	1	Net Sales
Commodity contracts			(7)	(1)	Cost of goods sold

Total Derivatives Not Designated as Hedges			(33)	(3)

Total Derivatives	$(76)	$25	$(20)	$(9)

	Amount of Gain (Loss) Recognized in AOCI (1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Nine Months Ended May 31,		Nine Months Ended May 31,		Income Statement
(Dollars in millions)	2012	2011	2012	2011	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(9)	$(20)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$5	$(16)	(5)	(8)	Net sales
Foreign exchange contracts	18	(17)	2	7	Cost of goods sold
Commodity contracts	(144)	181	73	(2)	Cost of goods sold
Interest rate contracts	(73)	51	(6)	(5)	Interest expense

Total Derivatives Designated as Hedges	(194)	199	55	(28)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(5)			(41)	—	Other expense, net
Commodity contracts			—	3	Net sales
Commodity contracts			(16)	(2)	Cost of goods sold

Total Derivatives Not Designated as Hedges			(57)	1

Total Derivatives	$(194)	$199	$(2)	$(27)

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)

For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)

Gain or loss on commodity cash flow hedges includes a gain of less than $1 million and a gain of $1 million from ineffectiveness for the three months ended May 31, 2012, and May 31, 2011, respectively, and a gain of $1 million from ineffectiveness for each of the nine months ended May 31, 2012, and May 31, 2011, respectively. Additionally, the gain or loss on commodity cash flow hedges includes a loss from discontinued hedges of $(2) million for the three months and nine months ended May 31, 2012. There were no hedges discontinued for the three months or nine months ended May 31, 2011.

(4)

Loss on commodity fair value hedges contributes to a loss of $(2) million and is offset by a gain of $3 million on the underlying hedged inventory for the three months ended May 31, 2012, and May 31, 2011, respectively, and a gain of $3 million and $18 million on the underlying hedged inventory for the nine months ended May 31, 2012, and May 31, 2011, respectively. A loss and gain from ineffectiveness of $(4) million and $4 million, respectively, during the three months ended May 31, 2012, and May 31, 2011, and a loss from ineffectiveness of $(6) million and $(1) million, respectively, during the nine months ended May 31, 2012, and May 31, 2011, was included in cost of goods sold.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

(5)

Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction gain of $23 million and a loss of $(2) million during the three months ended May 31, 2012, and May 31, 2011, respectively, and a gain of $29 million and a loss of $(40) million during the nine months ended May 31, 2012, and May 31, 2011, respectively.

Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position is $139 million as of May 31, 2012, and $50 million as of Aug. 31, 2011, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

Credit Risk Management

Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of May 31, 2012, and Aug. 31, 2011, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.

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

Monsanto regularly evaluates its business practices to minimize its credit risk and periodically engages multiple banks in the United States, Brazil and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 4 — Customer Financing Programs.

NOTE 16. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended May 31, 2012			Three Months Ended May 31, 2011
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned During the Period	$12	$2	$14	$15	$2	$17
Interest Cost on Benefit Obligation	18	3	21	21	3	24
Assumed Return on Plan Assets	(26)	(3)	(29)	(27)	(4)	(31)
Amortization of Unrecognized Net Loss	13	1	14	18	1	19
Curtailment and Settlement Charge	—	2	2	—	1	1

Total Net Periodic Benefit Cost	$17	$5	$22	$27	$3	$30

	Nine Months Ended May 31, 2012			Nine Months Ended May 31, 2011
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned During the Period	$46	$6	$52	$45	$6	$51
Interest Cost on Benefit Obligation	70	9	79	64	9	73
Assumed Return on Plan Assets	(101)	(9)	(110)	(82)	(12)	(94)
Amortization of Unrecognized Net Loss	50	3	53	54	4	58
Curtailment and Settlement Charge	—	6	6	—	3	3

Total Net Periodic Benefit Cost	$65	$15	$80	$81	$10	$91

Health Care and Other Postretirement Benefits	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2012	2011	2012	2011

Service Cost for Benefits Earned During the Period	$2	$3	$7	$8
Interest Cost on Benefit Obligation	2	2	7	7
Amortization of Unrecognized Net Gain	(1)	—	(5)	(1)

Total Net Periodic Benefit Cost	$3	$5	$9	$14

Monsanto contributed $40 million and $30 million to its U.S. qualified plan in the nine-month periods ended May 31, 2012, and May 31, 2011, respectively. Monsanto contributed $11 million and $9 million to plans outside the United States in the nine-month periods ended May 31, 2012, and May 31, 2011, respectively. As of May 31, 2012, management expects to make additional contributions of approximately $31 million and $2 million to the U.S. qualified plan and the company’s pension plans outside the United States, respectively, during the remainder of fiscal year 2012.

Employee Savings Plan

The Monsanto leveraged employee stock ownership plan debt was restructured in December 2004 and November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. A liability of $63 million and $59 million is due to the Monsanto Savings and Investment Plan from the company as of May 31, 2012, and Aug. 31, 2011, respectively. As of May 31, 2012, $58 million was considered short term and is included in accrued compensation and benefits, while the long-term balance is included in other liabilities on the Condensed Statements of Financial Position related to these restructurings. As of Aug. 31, 2011, there were no amounts included in short term.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 17. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months and nine months ended May 31, 2012, and May 31, 2011. Stock-based compensation cost capitalized in inventory was $7 million as of May 31, 2012, and Aug. 31, 2011.

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2012	2011	2012	2011

Cost of Goods Sold	$3	$5	$15	$14
Selling, General and Administrative Expenses	20	16	63	49
Research and Development Expenses	7	7	23	20

Pre-Tax Stock-Based Compensation Expense	30	28	101	83
Income Tax Benefit	(10)	(10)	(34)	(29)

Net Stock-Based Compensation Expense	$20	$18	$67	$54

The following table summarizes stock-based compensation activity for and as of the nine months ended May 31, 2012, for employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012 (2005 LTIP), and for directors under the Monsanto Non-Employee Director Incentive Compensation Plan (Director Plan):

	LTIP and 2005 LTIP			Director Plan
	Stock	Restricted	Restricted	Deferred	Restricted
	Options	Stock Units	Stock	Stock	Stock

Granted	2,292,040	558,685	—	21,472	4,418
Weighted-average grant date fair value	$21.89	$74.65	$—	$68.93	$68.93
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable	$65.7	55.3	—	0.4	0.3
Remaining weighted-average period of expense recognition/requisite service periods in years	1.8	2.1	—	0.3	1.5

NOTE 18. COMPREHENSIVE INCOME

Comprehensive income includes all nonshareowner changes in equity. It consists of net income, foreign currency translation adjustments, net unrealized gains on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2012	2011	2012	2011

Comprehensive Income	$292	$953	$1,213	$2,457

The components of accumulated other comprehensive loss are as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2012	2011

Accumulated Foreign Currency Translation Adjustments	$(674)	$270
Net Unrealized Gain on Investments, Net of Tax	5	—
Net Accumulated Derivative (Loss)/Income, Net of Tax	(93)	63
Postretirement Benefit Plan Activity, Net of Tax	(414)	(449)

Accumulated Other Comprehensive Loss	$(1,176)	$(116)

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 19. EARNINGS PER SHARE AND REDEEMABLE COMMON STOCK

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the periods shown in the table below. For the three months and nine months ended May 31, 2012, and May 31, 2011, diluted EPS was computed taking into account the effect of dilutive potential common shares. Potential common shares consist primarily of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Of those antidilutive options, certain options were excluded from the computations of dilutive potential common shares as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011

Weighted-Average Number of Common Shares	532.9	535.5	534.2	536.9
Dilutive Potential Common Shares	5.9	5.7	6.0	6.0
Antidilutive Potential Common Shares	6.7	11.4	6.9	11.4
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	4.5	7.6	6.7	7.6

Redeemable Common Stock

Monsanto may have exceeded the amount of shares registered for offer and sale under its Savings and Investment Plan, and, therefore, inadvertently failed to maintain an effective SEC registration statement. As a result, certain purchasers of common stock pursuant to that plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. As of May 31, 2012, Monsanto classified 1.8 million shares ($141 million) that may be subject to the rescissionary rights outside shareowners’ equity, as any redemption would ultimately be at the option of the benefit plan participants. These shares have always been treated as outstanding for financial reporting purposes. Monsanto intends to voluntarily make a rescission offer to such participants. Monsanto filed a new registration statement on Form S-8 to register offers and sales of shares under the Savings and Investment Plan. Monsanto believes that the rescission offer will not materially impact its consolidated results of operations, financial position or cash flows.

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Nine Months Ended May 31,
(Dollars in millions)	2012	2011

Interest	$112	$106
Taxes	513	272

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

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $270 million and $265 million as of May 31, 2012, and Aug. 31, 2011, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011.

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

•

As described in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011, and our Report on Form 10-Q for the quarterly periods ended Nov. 30, 2011, and Feb. 29, 2012, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. After the trial for the Bibb medical monitoring class action began on Jan. 3, 2012, the parties reached a settlement in principle as to both the medical monitoring and the property class claims. The proposed settlement provides for a 30 year medical monitoring program consisting of a primary fund of up to $21 million and an additional fund of up to $63 million over the life of the program, and a three year property remediation plan with funding up to $9 million. On Feb. 24, 2012, the court preliminarily approved the parties’ proposed settlement. A fairness hearing was held on June 18, 2012, with further written submission due in July 2012, after which the judge will issue a ruling regarding final approval of the class settlement.

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

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Recently, a court ruling in Brazil challenged the collectability of certain royalties for Roundup Ready soybeans through the point-of-delivery system. Subsequently, an appeals court in Brazil issued a preliminary injunction resulting in a suspension of the lower court ruling, and maintaining such royalty collections while the full case continues on appeal. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in this proceeding. The current estimate of our reasonably possible loss contingency in this case is not material to consolidated results of operations, financial position, cash flows or liquidity.

Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, and Europe can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2011. Disclosures regarding these guarantees made by Monsanto can be found in Note 26 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011.

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

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2012	2011	2012	2011

Net Sales(1)
Corn seed and traits	$1,515	$1,123	$5,226	$4,134
Soybean seed and traits	698	605	1,629	1,446
Cotton seed and traits	490	487	750	666
Vegetable seeds	195	216	567	628
All other crops seeds and traits	230	216	414	357

Total seeds and genomics	$3,128	$2,647	$8,586	$7,231

Agricultural productivity	1,091	961	2,820	2,344

Total agricultural productivity	$1,091	$961	$2,820	$2,344

Total	$4,219	$3,608	$11,406	$9,575

Gross Profit
Corn seed and traits	$927	$679	$3,305	$2,524
Soybean seed and traits	463	386	1,079	953
Cotton seed and traits	385	386	567	502
Vegetable seeds	94	123	260	361
All other crops seeds and traits	152	132	217	176

Total seeds and genomics	$2,021	$1,706	$5,428	$4,516

Agricultural productivity	342	267	736	591

Total agricultural productivity	$342	$267	$736	$591

Total	$2,363	$1,973	$6,164	$5,107

EBIT(2)(3)(4)
Seeds and genomics	$1,111	$880	$2,957	$2,263
Agricultural productivity	190	95	354	222

Total	$1,301	$975	$3,311	$2,485

Depreciation and Amortization Expense
Seeds and genomics	$127	$124	$382	$371
Agricultural productivity	28	22	84	86

Total	$155	$146	$466	$457

(1)	Represents net sales from continuing operations.

(2)

EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(3)

Agricultural Productivity EBIT includes a loss from operations of discontinued businesses of $3 million for the three months ended May 31, 2012, and income from operations of discontinued businesses of $8 million and $4 million for the nine months ended May 31, 2012, and May 31, 2011, respectively.

(4)	EBIT includes restructuring charges for the three months and nine months ended May 31, 2011. See Note 6 — Restructuring — for additional information.

A reconciliation of EBIT to net income for each period follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2012	2011	2012	2011

EBIT(1)	$1,301	$975	$3,311	$2,485
Interest Expense — Net	18	18	80	66
Income Tax Provision (2)	346	265	957	700

Net Income Attributable to Monsanto Company	$937	$692	$2,274	$1,719

(1)	Includes the income (loss) from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax provision (benefit) on discontinued operations.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 23. DISCONTINUED OPERATIONS

Dairy Business Divestiture: During fourth quarter 2008, the company determined that the Dairy business was no longer consistent with its strategic business objectives, and thus entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10 year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. During the nine months ended May 31, 2012, and May 31, 2011, income from operations of discontinued business included an $11 million and $2 million pre-tax gain related to the contingency, respectively. During the nine months ended May 31, 2011, income from operations of discontinued business included a $2 million pre-tax gain related to the sale of assets. During the three months ended May 31, 2012, income from operations of discontinued business included a $3 million pre-tax loss related to legal fees from an arbitration ruling of a legacy matter. The Dairy business was previously reported as a part of the Agricultural Productivity segment.

NOTE 24. SUBSEQUENT EVENTS

On June 6, 2012, the board of directors declared a quarterly dividend on its common shares of 30 cents per share. The dividend is payable on July 27, 2012, to shareholders of record on July 6, 2012.

The company had no significant subsequent events other than those described above and in Note 3 — Business Combinations.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2011. Financial information for the first nine months of fiscal year 2012 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

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

EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under GAAP. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 22 — Segment Information — for a reconciliation of EBIT to net income attributable to Monsanto Company for the three months and nine months ended May 31, 2012, and May 31, 2011.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

Executive Summary

Consolidated Operating Results — Net sales increased $611 million, or 17 percent, in the three-month comparison and $1,831 million, or 19 percent, in the nine-month comparison. This improvement was a result of increased sales of corn seed and traits in the United States, Brazil, Europe, and Latin America, increased cotton seed and traits net sales primarily in Australia, as well as increased Agricultural Productivity net sales due to increased volume. Net income attributable to Monsanto Company in the first nine months of 2012 was $4.21 per share, compared with $3.17 per share in the first nine months of 2011.

Financial Condition, Liquidity, and Capital Resources — In the first nine months of 2012, net cash provided by operating activities was $853 million, compared with $944 million in the prior-year period. This decrease was primarily due to accounts payable and other accrued liabilities, partially offset by improved earnings. Net cash required by investing activities was $542 million in first nine months of 2012 compared with $707 million in first nine months of 2011, primarily due to increased maturities of short-term investments in the current period. As a result, free cash flow improved to $311 million for the nine months ended May 31, 2012, compared with $237 million for the nine months ended May 31, 2011. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.

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

ROUNDUP herbicides remain the largest crop protection brand globally. Following a period of increasing inventories within the global glyphosate market and expansion of global glyphosate production capacity, the market remains in an overcapacity position. As a result, the significant supply of lower-priced generics continues to cause competitive pressure in the market. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally.

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

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions, except per share amounts)	2012	2011	Change	2012	2011	Change

Net Sales	$4,219	$3,608	17%	$11,406	$9,575	19%
Gross Profit	2,363	1,973	20%	6,164	5,107	21%
Operating Expenses:
Selling, general and administrative expenses	638	591	8%	1,681	1,543	9%
Research and development expenses	375	360	4%	1,079	983	10%
Restructuring charges, net	—	1	NM	—	9	NM

Total Operating Expenses	1,013	952	6%	2,760	2,535	9%

Income from Operations	1,350	1,021	32%	3,404	2,572	32%
Interest expense	39	35	11%	139	117	19%
Interest income	(21)	(17)	24%	(59)	(51)	16%
Other expense — net	3	15	(80)%	46	38	21%

Income from Continuing Operations Before Income Taxes	1,329	988	35%	3,278	2,468	33%
Income tax provision	361	276	31%	971	714	36%

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	968	712	36%	2,307	1,754	32%

Discontinued Operations:
Income (loss) from operations of discontinued businesses	(3)	—	NM	8	4	100%
Income tax provision (benefit)	(1)	—	NM	3	1	200%

Income (Loss) on Discontinued Operations	(2)	—	NM	5	3	67%

Net Income	$966	$712	36%	$2,312	$1,757	32%

Less: Net income attributable to noncontrolling interest	29	20	45%	38	38	NM

Net Income Attributable to Monsanto Company	$937	$692	35%	$2,274	$1,719	32%

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.74	$1.28	36%	$4.20	$3.16	33%
Income on discontinued operations	—	—	NM	0.01	0.01	NM

Net Income Attributable to Monsanto Company	$1.74	$1.28	36%	$4.21	$3.17	33%

NM = Not Meaningful

Effective Tax Rate	27%	28%		30%	29%

Comparison as a Percent of Net Sales:
Gross profit	56%	55%		54%	53%
Selling, general and administrative expenses	15%	16%		15%	16%
Research and development expenses	9%	10%		9%	10%
Total operating expenses	24%	26%		24%	26%
Income from continuing operations before income taxes	32%	27%		29%	26%
Net income attributable to Monsanto Company	22%	19%		20%	18%

Third Quarter Fiscal Year 2012

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:

Net sales increased 17 percent in third quarter 2012 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased 18 percent, and our Agricultural Productivity segment net sales increased 14 percent. The following table presents the percentage changes in third quarter 2012 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

	Third Quarter 2012 Percentage Change in Net Sales vs. Third Quarter 2011
	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	11%	9%	(2)%	18%	—	18%
Agricultural Productivity Segment	14%	3%	(3)%	14%	—	14%
Total Monsanto Company	12%	7%	(2)%	17%	—	17%

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

Gross profit increased 20 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased one percentage point to 56 percent in third quarter 2012 primarily driven by the Agricultural Productivity segment. Gross profit percentage in the Seeds and Genomics Segment increased one percentage point to 65 percent in third quarter 2012. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment increased three percentage points to 31 percent in third quarter 2012. This increase was primarily due to an increase in the average net selling prices of ROUNDUP and other glyphosate-based herbicides related to a shift in sales to higher priced branded products. See the “Agricultural Productivity Segment” section of the MD&A for further details regarding the Agricultural Productivity gross profit.

Operating expenses increased six percent, or $61 million, in third quarter of 2012 from the prior-year comparable period. In the three-month comparison, SG&A expenses increased eight percent primarily because of higher spending for marketing and administrative functions. R&D expenses increased four percent due to increased investment in our product pipeline. As a percent of net sales, SG&A expenses decreased one percentage point to 15 percent, and R&D expenses decreased one percentage point to nine percent in the three-month comparison.

Other expense — net was expense of $3 million in third quarter 2012, compared with expense of $15 million in the prior-year quarter. The change occurred primarily due to a contractual dispute in the prior year.

Income tax provision was $361 million in third quarter 2012, an increase of $85 million over the prior-year quarter primarily as a result of the increase in pretax income from continuing operations. The effective tax rate decreased to 27 percent in third quarter 2012 from 28 percent in the prior-year quarter. Third quarter 2012 included several discrete tax adjustments resulting in a tax benefit of $68 million. The majority of this benefit resulted from the favorable resolution of tax matters, including legacy matters of $62 million, and the expiration of statutes in various jurisdictions, partially offset by deferred tax adjustments and the establishment of tax reserves. Third quarter 2011 included several discrete tax adjustments resulting in a tax benefit of $3 million. The majority of this benefit resulted from favorable return-to-provision true-up adjustments, expiration of statutes in various jurisdictions, partially offset by deferred tax adjustments. Without the discrete items, our effective tax rate for third quarter 2012 would have been higher than the 2011 rate, primarily driven by a shift in our projected earnings mix to higher tax rate jurisdictions.

First Nine Months of Fiscal Year 2012

The following explanations discuss the significant components of our results of operations that affected the nine-month comparison of our first nine months of fiscal years 2012 and 2011 income from continuing operations:

Net sales increased 19 percent in the first nine months of 2012 from the same period a year ago. Our Seeds and Genomics segment net sales increased 19 percent, and our Agricultural Productivity segment net sales increased 20 percent, as well. The following table presents the percentage changes in the first nine months of 2012 worldwide net sales by segment compared with net sales in the prior-year comparable period, including the effect volume, price, currency and acquisitions had on these percentage changes:

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

	First Nine Months of 2012 Percentage Change in Net Sales vs. First Nine Months of 2011
	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	11%	10%	(2)%	19%	—	19%
Agricultural Productivity Segment	19%	3%	(2)%	20%	—	20%
Total Monsanto Company	13%	8%	(2)%	19%	—	19%

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

Gross profit increased 21 percent in the nine-month comparison. Gross profit percentage for the total company increased one percentage point to 54 percent in the first nine months of 2012. Gross profit percentage in the Seeds and Genomics segment increased one percentage point to 63 percent in the first nine months of 2012, primarily driven by the shift to higher margin corn seed and traits products especially in the United States, Brazil, and Latin America. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment increased one percentage point to 26 percent in the first nine months of 2012. See the “Agricultural Productivity Segment” section of the MD&A for the further information regarding the Agricultural Productivity gross profit.

Operating expenses increased nine percent, or $225 million, in the first nine months of 2012 from the prior-year comparable period. In the nine-month comparison, SG&A expenses increased nine percent primarily because of higher spending for marketing and administrative functions as well as higher incentive compensation and stock-based compensation expense. R&D expenses increased ten percent due to increased investment in our product pipeline. As a percent of net sales, SG&A expenses decreased one percentage point to 15 percent, and R&D expenses decreased one percentage point to nine percent in the nine-month comparison.

Interest expense increased 19 percent, or $22 million, in the nine-month comparison primarily due to increased customer financing activities in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011, as well as interest expense related to our April 2011 bond issuance.

Interest income increased $8 million in the nine-month comparison because of higher average cash balances primarily in India, Brazil, and Europe.

Other expense — net was $46 million in the first nine months of 2012, compared with $38 million in the prior-year period. The change occurred primarily due to a legal settlement for claims related to a previously owned chemical plant located in Nitro, West Virginia, and was offset by a decrease in foreign currency losses in the current period compared to the prior-year period.

Income tax provision was $971 million in the first nine months of 2012, an increase of $257 million from the prior-year comparable period primarily as a result of the increase in pretax income from continuing operations. The effective tax rate increased to 30 percent from 29 percent in the prior period. The first nine months of 2012 included several discrete tax adjustments resulting in a tax benefit of $65 million. The majority of this benefit resulted from the favorable resolution of tax matters, including legacy matters of $62 million, and the expiration of statutes in various jurisdictions, partially offset by deferred tax adjustments and tax reserves established in multiple jurisdictions. The first nine months of 2011 included several discrete tax adjustments resulting in a tax benefit of $21 million. The majority of this benefit resulted from the retroactive extension of the R&D credit pursuant to the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, favorable return-to-provision true-up adjustments, and the expiration of statutes in several jurisdictions, partially offset by deferred tax adjustments. Without the discrete items, our effective tax rate for the first nine months of 2012 would have still been higher than the 2011 rate, primarily driven by a shift in our projected earnings mix to higher tax rate jurisdictions.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions)	2012	2011	Change	2012	2011	Change

Net Sales
Corn seed and traits	$1,515	$1,123	35%	$5,226	$4,134	26%
Soybean seed and traits	698	605	15%	1,629	1,446	13%
Cotton seed and traits	490	487	1%	750	666	13%
Vegetable seeds	195	216	(10)%	567	628	(10)%
All other crops seeds and traits	230	216	6%	414	357	16%

Total Net Sales	$3,128	$2,647	18%	$8,586	$7,231	19%

Gross Profit
Corn seed and traits	$927	$679	37%	$3,305	$2,524	31%
Soybean seed and traits	463	386	20%	1,079	953	13%
Cotton seed and traits	385	386	NM	567	502	13%
Vegetable seeds	94	123	(24)%	260	361	(28)%
All other crops seeds and traits	152	132	15%	217	176	23%

Total Gross Profit	$2,021	$1,706	18%	$5,428	$4,516	20%

EBIT(1)	$1,111	$880	26%	$2,957	$2,263	31%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2012

Net sales of corn seed and traits increased 35 percent, or $392 million, in the three-month comparison, primarily because of higher sales in the United States. These increases were primarily driven by increased volumes due to additional planted acres and stronger customer demand, as well as higher corn net selling prices because of improved corn seed mix. Further, net sales of corn seed and traits improved because of growth in corn seed sales volume in Europe related to stronger customer demand and increased planted acres.

Soybean seed and traits net sales increased 15 percent, or $93 million, in the three-month comparison. This sales increase was primarily due to increased prices and increased penetration of second-generation soybean trait products in the United States.

Vegetable seed and traits net sales decreased 10 percent, or $21 million, in the three-month comparison primarily because of decreased demand as a result of market weakness in Europe.

The net sales fluctuations discussed throughout this section resulted in $315 million higher gross profit in third quarter 2012. Gross profit as a percent of sales for this segment increased one percentage point in the quarter-over-quarter comparison to 65 percent. This gross profit as a percent of sales increase was primarily due to growth in the higher margin U.S. market as well as higher corn net selling prices because of improved corn seed mix in the United States. These positive factors were partially offset by higher manufacturing costs on lower yields and higher winter production for corn seed and traits products, as well as higher manufacturing costs for soybean seed and traits products in the United States.

EBIT for the Seeds and Genomics segment increased $231 million to $1,111 million in third quarter 2012.

Seeds and Genomics Financial Performance — First Nine Months of Fiscal Year 2012

Net sales of corn seed and traits increased 26 percent, or $1,092 million, in the nine-month comparison, primarily in the United States, Brazil, Latin America and Europe. The increases in these regions were primarily driven by higher volumes due to an increase in planted acres and stronger customer demand. Net sales of corn seed and traits also improved because of increased trait penetration in Brazil.

Soybean seed and traits net sales increased 13 percent, or $183 million, in the first nine months of fiscal year 2012 when compared to the prior year first nine months primarily because of increased volume and penetration of second-generation soybean trait products in the United States. Further, sales increased in Brazil as the final royalties came through from the point-of-delivery system.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

Cotton seed and traits net sales increased 13 percent, or $84 million, in the nine-month comparison, primarily because of increased planted area and a shift in grower pricing elections in Australia. In Australia, cotton growers have the option of purchasing technology at the time of the seed purchase or at the time of harvest ginning with pricing based on yield. More growers have elected the upfront purchase for technology in fiscal year 2012 than in the prior year.

Vegetable net sales decreased 10 percent, or $61 million, in the nine-month comparison. This sales decrease was primarily driven by decreased demand as a result of market weakness in Europe.

All other crops seeds and traits net sales increased 16 percent, or $57 million, in the first nine months of fiscal year 2012 when compared to the prior year first nine months because of improved sales of canola seed and traits due to a shift in timing of customer purchases.

Gross profit increased $912 million in the first nine months of 2012. Gross profit as a percent of sales for this segment increased one percentage point to 63 percent in the period-over-period comparison. This increase was primarily due to growth in the higher margin U.S. market, higher corn net selling prices because of improved corn seed mix in the United States and higher margin corn trait products especially in Brazil and Latin America. These positive factors were partially offset by increased obsolescence expense for vegetable seeds, higher manufacturing costs on lower yields and higher winter production for corn seed and traits and higher manufacturing costs for soybean seed and traits products in the United States.

EBIT for the Seeds and Genomics segment increased $694 million to $2,957 million in the first nine months of 2012.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions)	2012	2011	Change	2012	2011	Change

Net Sales
Agricultural productivity	$1,091	$961	14%	$2,820	$2,344	20%

Total Net Sales	$1,091	$961	14%	$2,820	$2,344	20%

Gross Profit
Agricultural productivity	$342	$267	28%	$736	$591	25%

Total Gross Profit	$342	$267	28%	$736	$591	25%

EBIT(1)	$190	$95	100%	$354	$222	59%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2012

Net sales for Agricultural Productivity increased 14 percent, or $130 million, in the three-month comparison primarily due to increased sales for ROUNDUP and other glyphosate-based herbicides. This improvement was primarily because of an increase in the average net selling price of ROUNDUP and other glyphosate-based herbicides related to a shift in sales to higher priced branded products.

The net sales increases discussed throughout this section resulted in $75 million higher gross profit in third quarter 2012. Gross profit as a percent of sales for the Agricultural Productivity segment increased three percentage points to 31 percent in third quarter 2012 primarily because of an increase in the average net selling prices of ROUNDUP and other glyphosate-based herbicides. EBIT for the Agricultural Productivity segment increased $95 million to $190 million in third quarter 2012.

Agricultural Productivity Financial Performance — First Nine Months of Fiscal Year 2012

Net sales for Agricultural Productivity increased 20 percent, or $476 million, in the nine-month comparison, primarily due to increased sales for ROUNDUP and other glyphosate-based herbicides. ROUNDUP and other glyphosate-based herbicides volume increased 12 percent in the period-over-period comparison due to timing of distributor purchases in the United States, as well as increased demand primarily in the United States, Latin America and Canada. In addition, the average net selling price for ROUNDUP and other glyphosate-based herbicides increased as sales shifted to higher priced branded products in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

The net sales increases resulted in $145 million higher gross profit in the first nine months of 2012. Gross profit as a percent of sales for the Agricultural Productivity segment increased one percentage point in the period-over-period comparison to 26 percent. EBIT for the Agricultural Productivity segment increased $132 million to $354 million in the first nine months of 2012.

RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2012	2011	2012	2011

Cost of Goods Sold(1)	$—	$—	$—	$(2)
Restructuring Charges, Net(1)(2)	—	(1)	—	(9)

Loss from Continuing Operations Before Income Taxes	—	(1)	—	(11)
Income Tax Benefit	—	1	—	5

Net Loss	$—	$—	$—	$(6)

(1)

For the nine months ended May 31, 2011, the $2 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended May 31, 2011, the $1 million of restructuring charges recorded in restructuring charges, net related to the Seeds and Genomics segment. For the nine months ended May 31, 2011, the $9 million of restructuring charges, net were split by segment as follows: $ (4) million in Agricultural Productivity and $13 million in Seeds and Genomics.

(2)

The restructuring charges for the three months and the nine months ended May 31, 2011, include reversals of $6 million and $31 million, respectively, related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. There were no reversals during the three months and nine months ended May 31, 2012.

On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable us to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. We also announced that we would take steps to better align the resources of our global seeds and traits business. These actions included certain product and brand rationalization within our seed businesses. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, we identified additional opportunities to better align our resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments are expected to be made by the end of fiscal year 2012.

The total restructuring costs are $733 million. The charges are comprised of $338 million in severance and related benefits, $156 million of costs related to facility closures and exit costs and $239 million of asset impairments. Payments related to the 2009 Restructuring Plan are generated from cash from operations.

There were no charges incurred for the three months and nine months ended May 31, 2012. The following table displays the pretax charges by segment under the 2009 Restructuring Plan of $1 million incurred for the three months ended May 31, 2011, the pretax charges of $11 million incurred for the nine months ended May 31, 2011, as well as the cumulative pretax charges of $733 million.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

	Three Months Ended May 31,						Nine Months Ended May 31,
	Seeds and Genomics		Agricultural Productivity		Total		Seeds and Genomics		Agricultural Productivity		Total

(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Work Force Reductions	$—	$—	$—	$—	$—	$—	$—	$(11)	$—	$(7)	$—	$(18)
Facility Closures / Exit Costs	—	1	—	—	—	1	—	24	—	3	—	27
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—	—	—	—	—	—	—
Inventory	—	—	—	—	—	—	—	2	—	—	—	2

Total Restructuring Charges, Net	$—	$1	$—	$—	$—	$1	$—	$15	$—	$(4)	$—	$11

							Cumulative Amount through May 31, 2012

(Dollars in millions)							Seeds and Genomics		Agricultural Productivity		Total

Work Force Reductions							$239		$99		$338
Facility Closures / Exit Costs							75		81		156
Asset Impairments
Property, plant and equipment							43		5		48
Inventory							119		13		132
Other intangible assets							59		—		59

Total Restructuring Charges, Net							$535		$198		$733

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

In the nine months ended May 31, 2012, there were no charges recorded related to restructuring. In the nine months ended May 31, 2011, pretax restructuring charges of $11 million were recorded. The facility closures/exit costs of $27 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $13 million of additional charges were offset by $31 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In asset impairments, inventory impairments of $2 million recorded in cost of goods sold related to discontinued corn and sorghum seed products in the United States.

The actions related to the overall restructuring plan were expected to produce annual cost savings of $300 million to $340 million, primarily in cost of goods sold and SG&A. Approximately one-fourth of these savings were recognized in fiscal year 2010, with the full benefit realized in 2011.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of May 31,		As of Aug. 31,
(Dollars in millions, except current ratio)	2012	2011	2011

Cash and Cash Equivalents (variable interest entities - 2012: $91 and 2011: $96)	$1,716	$1,074	$2,572
Trade Receivables, Net (variable interest entities - 2012: $77 and 2011: $51)	3,727	3,579	2,117
Inventory, Net	2,514	2,703	2,591
Other Current Assets(1)	1,826	1,499	1,529

Total Current Assets	$9,783	$8,855	$8,809

Short-Term Debt	$634	$216	$678
Accounts Payable	584	603	839
Accrued Liabilities(2)	3,064	2,843	3,212

Total Current Liabilities	$4,282	$3,662	$4,729

Working Capital(3)	$5,501	$5,193	$4,080
Current Ratio(3)	2.28:1	2.42:1	1.86:1

(1)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

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

May 31, 2012, compared with Aug. 31, 2011: Working capital increased $1,421 million between Aug. 31, 2011, and May 31, 2012, because of the following factors:

•	Trade receivables increased $1,610 million due to normal ongoing sales activity because of the seasonality of our business and collections as of May 31, 2012.

•	Accounts payable decreased $255 million primarily due to timing of payments at Aug. 31, 2011, compared to May 31, 2012.

•	Dividends payable decreased $161 million driven by the declaration of dividends in August 2011 and the payment to shareowners in October 2011. There were no dividends payable as of May 31, 2012.

•	Accrued marketing programs decreased $332 million because of the timing of payments.

These increases to working capital between Aug. 31, 2011, and May 31, 2012, were offset by the following factor:

•

Cash and cash equivalents decreased $856 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2011, for further details of this increase.

•	Income taxes payable increased $323 million primarily due to the seasonality of U.S. results coupled with the timing of U.S. income tax payments.

May 31, 2012, compared with May 31, 2011: Working capital increased $308 million between May 31, 2012, and May 31, 2011. The following factors increased working capital as of May 31, 2012, compared with May 31, 2011:

•	Cash and cash equivalents increased $642 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

•	Trade receivables increased $148 million due to an increase in current year sales compared to the prior year.

•	Other current assets increased $327 million primarily due to the increase in deferred tax assets of $267 million.

These working capital increases were partially offset by the following factors:

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

•

Inventory decreased $189 million primarily because of increased sales in Agricultural Productivity, which outpaced production, and better utilization in both soybeans and corn compared to the prior nine months. This was offset by increases in Latin America due to higher unit costs as well as higher vegetable seed production yields.

•

Short-term debt increased $418 million primarily due to long-term debt maturing in the next 12 months which was moved to short term, partially offset by payments on debt related to the acquisition of the Chesterfield Village Research Center.

•	Accrued liabilities increased $221 million. Income taxes payable increased $124 million primarily due to an increase in pretax income, partially offset by changes in deferred tax balances.

Customer Financing Programs: We participate in a revolving financing program in Brazil that allows us to transfer up to 1 billion Brazilian reais (approximately $495 million) for select customers in Brazil to a special purpose entity (SPE), formerly a qualified special purpose entity (QSPE). Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and we hold the remaining 12 percent interest. Under the arrangement, a recourse provision requires us to cover the first 12 percent of credit losses within the program. We have evaluated our relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated on a prospective basis effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities.

We have an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $325 million and $3 million for the first nine months of fiscal years 2012 and 2011, respectively. The agreement includes recourse provisions and thus a liability is established at the time of sale that approximates fair value based upon our historical collection experience and a current assessment of credit exposure. The recourse liability recorded by us was $1 million as of May 31, 2012. There was no recourse liability recorded by us as of Aug. 31, 2011. The maximum potential amount of future payments under the recourse provisions of the agreement was $7 million as of May 31, 2012. The outstanding balance of the receivables sold was $111 million and $3 million as of May 31, 2012, and Aug. 31, 2011, respectively. There were delinquent accounts of $2 million and $3 million as of May 31, 2012, and Aug. 31, 2011, respectively.

We sell accounts receivable in the United States and European regions, both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $5 million for the first nine months of fiscal years 2012 and 2011. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on our historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. There was no liability balance as of May 31, 2012, or Aug. 31, 2011. There was no maximum potential amount of future payments under the recourse provisions of the agreements as of May 31, 2012. The outstanding balance of receivables sold was $4 million and $55 million as of May 31, 2012, and Aug. 31, 2011, respectively. There were no delinquent loans as of May 31, 2012, or Aug. 31, 2011.

We also have agreements with lenders to establish programs to provide financing of up to 550 million Brazilian reais (approximately $270 million) for selected customers in Brazil. In this program, we provide a guarantee of the accounts in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. There was no liability balance as of May 31, 2012. Our guarantee liability was $1 million as of Aug. 31, 2011. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers. There was no maximum potential amount of future payments under the guarantee as of May 31, 2012. The account balance outstanding for these programs was $34 million and $49 million as of May 31, 2012, and Aug. 31, 2011, respectively. There were no delinquent loans as of May 31, 2012. There were delinquent loans of $1 million as of Aug. 31, 2011.

We also have similar agreements with banks that provide financing to our customers in the United States, Europe and Latin America where we provide a guarantee of the accounts in the event of customer default. There was no maximum potential amount of future payments under the guarantees as of May 31, 2012. Our guarantee liability was $2 million as of May 31, 2012, and Aug. 31, 2011. The account balance outstanding for these programs was $34 million and $33 million as of May 31, 2012, and Aug. 31, 2011, respectively. There were delinquent loans of $1 million as of May 31, 2012. There were no delinquent loans as of Aug. 31, 2011.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

Cash Flow

	Nine Months Ended May 31,
(Dollars in millions)	2012	2011
Net Cash Provided by Operating Activities	$853	$944
Net Cash Required by Investing Activities	(542)	(707)
Free Cash Flow(1)	311	237
Net Cash Required by Financing Activities	(1,021)	(766)
Cash Assumed from Initial Consolidation of Variable Interest Entities	—	77
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(146)	41
Net Decrease in Cash and Cash Equivalents	(856)	(411)
Cash and Cash Equivalents at Beginning of Period	2,572	1,485
Cash and Cash Equivalents at End of Period	$1,716	$1,074

(1)	Free cash flow represents the total of net cash provided by operating activities and required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).

Cash provided by operating activities was $853 million in first nine months of 2012 compared with $944 million in the first nine months of 2011. The decrease of $91 million was primarily due to the change in cash provided by accounts payable and other accrued liabilities of $849 million because of an increase in tax payments and higher employee incentive payouts in the first nine months of fiscal year 2012. In addition, inventory required an additional $203 million in the current period because of increased row crop production and commodity prices. These decreases were partially offset by higher net income of $555 million in the respective periods from $1,757 million to $2,312 million, as well as a decrease of $153 million in cash payments for restructuring, which was substantially completed by third quarter 2011.

Cash required by investing activities was $542 million in the first nine months of 2012 compared to $707 million in the first nine months of 2011. The overall change of $165 million in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2011 was primarily because of the timing of our purchases and maturities of short-term investments.

The amount of cash required by financing activities was $1,021 million in the first nine months of 2012 compared with $766 million in the first nine months of 2011. The increased cash required of $255 million during the first nine months of fiscal year 2012 was primarily because of the long-term debt proceeds of $300 million that was a source of cash in the first nine months of fiscal year 2011. Offsetting this, treasury stock purchases decreased $63 million as we decreased our repurchase of shares during the first nine months of fiscal year 2012 compared to the comparable prior-year period. In addition, long-term debt reductions decreased $50 million in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 due to the timing of repayments on the note related to the acquisition of the Chesterfield Village research facility.

Capital Resources and Liquidity

	As of May 31,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2012	2011	2011

Short-Term Debt	$634	$216	$678
Long-Term Debt	1,538	2,027	1,543
Total Shareowners’ Equity	12,077	11,845	11,545
Debt-to-Capital Ratio	15%	16%	16%

A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are used to finance these requirements. We anticipate the possibility of accessing the commercial paper markets in 2012 for short periods of time to finance working capital needs and do not believe our options will be limited. We had no commercial paper borrowings outstanding at May 31, 2012.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

We held cash and cash equivalents and short-term investments of $2.9 billion at Aug. 31, 2011, of which $1.4 billion was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. At the end of the third quarter of fiscal year 2012, we held cash and cash equivalents and short-term investments of $2 billion, of which $1.2 billion was held by foreign entities.

Monsanto has a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through April 1, 2016. Effective May 31, 2012, the facility was extended one year from April 1, 2015, to April 1, 2016.

Total debt outstanding decreased $71 million between May 31, 2011, and May 31, 2012, primarily due to payments of $188 million in fiscal year 2011 and $136 million in fiscal year 2012 related to the purchase of the Chesterfield Village Research Center that occurred in April 2010 for $435 million. This was offset by our issuance of $300 million of 2.75% Senior Notes in April 2011, which are due on April 15, 2016.

In June 2012, we revised the estimated issue date of the new fixed-rate debt to on or before July 13, 2012, to repay $485 million of 7  3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, we entered into forward starting interest rate swaps with a total notional amount of $250 million. In August 2010, we entered into forward starting interest rate swaps with a total notional amount of $225 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate until the debt is issued.

Dividend: In June 2012, we declared a quarterly dividend of 30 cents payable on July 27, 2012, to shareowners of record as of July 6, 2012.

Capital Expenditures: We expect fiscal year 2012 capital expenditures to be in the range of $600 million to $700 million compared with $540 million in fiscal year 2011. The primary driver of this increase is higher overall spending on projects related to our Agricultural Productivity segment.

Divestiture: In October 2008, we sold the Dairy business after receiving approval from the appropriate regulatory agencies. During the nine months ended May 31, 2012, and May 31, 2011, income from operations of discontinued businesses included a pre-tax gain related to the sale of $8 million and $4 million, respectively.

2012 Acquisitions: In June 2012, Monsanto acquired 100 percent of the outstanding stock of Precision Planting, Inc., a planting technology developer located in Tremont, Illinois, for a total cash consideration of $210 million for the business, plus a performance-based payment of up to $40 million. Precision Planting develops technology to improve yields through on-farming planting performance. The acquisition of the company will become part of Monsanto’s Integrated Farming Systems unit, which utilizes advanced agronomic practices, seed genetics and innovative on-farm technology to deliver optimal yield to farmers while using fewer resources. As of June 29, 2012, the initial accounting for the business combination has not been completed.

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

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets, along with an increased level of risk in Europe. We expect to continue to monitor these developments and the challenges and issues they place on our business. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States and our shareowners’ equity.

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

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

Notwithstanding continuing and varied legal challenges by private and governmental parties in Brazil, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system (ROUNDUP READY soybeans, and in the future INTACTA ROUNDUP READY 2 PRO soybeans) and our indemnification collection system (BOLLGARD cotton) to ensure that we capture value on all of our ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. In one such legal challenge, a court ruling in Brazil challenged the collectability of certain royalties for Roundup Ready soybeans through the point-of-delivery system. Subsequently, an appeals court in Brazil recently issued a preliminary injunction resulting in the suspension of a lower state court ruling and maintaining such royalty collections while the full case continues on appeal. Income is expected to grow in Brazil as farmers choose to plant more of its approved traits in soybeans, corn, and cotton. Although Brazilian law clearly states that the pipeline patents protecting these products have the duration of the corresponding U.S. patent (2014 for ROUNDUP READY soybeans), the duration (and application) of these pipeline patents is currently under judicial review in Brazil. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil against such volatility.

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

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

Following the decision of the French government to suspend the planting of YIELDGARD Corn Borer in February 2008, French farmers, French grower associations and various companies, including Monsanto, filed a claim to the Supreme Administrative court (Conseil d’Etat) to overturn the French government’s suspension of planting of YIELDGARD Corn Borer. As a result of the ban, the sales or planting of MON810 products in France were suspended. The European Food Safety Authority (EFSA) issued an opinion that the French suspension is not supported on a scientific basis. The case was referred to the European Court of Justice (ECJ) and on Sept. 8, 2011, the ECJ ruled that the French ban was illegal and that a ban can be invoked only in circumstances that are likely to constitute a clear and serious risk to human health, animal health or the environment. On Nov. 28, 2011, the Conseil d’Etat ordered the French government to cancel the ban imposed on genetically-modified corn crops in 2008. The court ruled that the agriculture ministry had not established high risk to the environment or health and thus lacked scientific basis for the ban. On March 16, 2012, the French Government announced a new temporary suspension of the cultivation of MON810 corn in France. On May 21, 2012, EFSA published their opinion on the MON810 French ban concluding that there is no specific scientific evidence, in terms of risk to human and animal health or the environment, that would support the ban and that would invalidate its previous risk assessments of maize MON810. On April 17, 2009, Germany undertook a procedural action under European law and banned the planting of YIELDGARD Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, the sales or planting of MON810 products in Germany were suspended. The court proceedings are postponed pending the outcome of administrative proceedings. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked procedural measures but we have focused our legal challenges to those countries with significant corn plantings.

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

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The amendment is effective for interim and annual periods beginning after Dec. 15, 2011. Accordingly, we adopted this standard in third quarter of fiscal year 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2011.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon the evaluation, management has concluded that our disclosure controls and procedures were not effective as of May 31, 2012, due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K/A for fiscal year 2011 under Part II, Item 9A.

Remediation Plan

Management has been actively engaged in implementing remediation plans to address the control deficiencies. The following remediation efforts have been completed:

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

•	We have implemented additional procedures to improve the capture, review, approval, and recording of all incentive arrangements in the appropriate accounting period.

The following remediation efforts will continue in the fourth quarter:

•	The training sessions for sales and finance personnel on revenue recognition and customer incentive programs will be completed;

•	We have made progress with and will continue to simplify customer programs.

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

Changes in Internal Control over Financial Reporting

As a result of the completed remediation efforts noted above, there were improvements in internal control over financial reporting during the quarter ended May 31, 2012, that are reasonably likely to materially affect the Company’s internal control over financial reporting.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

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

Securities and Derivative Proceedings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, and our Report on Form 10-Q for the quarterly periods ended Nov. 30, 2011, and Feb. 29, 2012, on July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleged that defendants violated the federal securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal 2009 and 2010 and the anticipated future performance of our ROUNDUP business. On Nov. 1, 2010, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff in the action. On Jan. 31, 2011, lead plaintiff filed an amended complaint against us and four of our past and present executive officers in the same action. The amended complaint alleged that defendants violated the federal securities laws by making false and misleading statements during the same time period, regarding our earnings guidance for fiscal 2009 and 2010 as well as the anticipated future performance of our ROUNDUP business and our Seeds and Genomics business. Lead plaintiff claimed that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Lead plaintiff sought the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. On April 1, 2011, defendants moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted. On June 14, 2011, lead plaintiff filed its opposition to the motion, and defendants’ reply thereto was filed on Aug. 12, 2011. On Dec. 12, 2011, lead plaintiff moved to supplement the record on the motion to dismiss with facts concerning the SEC investigation of our financial reporting associated with customer incentive programs for glyphosate products and our restatement of our financial results for fiscal years 2009 and 2010 and certain quarters of fiscal year 2011. On Jan. 5, 2012, the Court denied lead plaintiff’s motion to supplement the record. On Jan. 20, 2012, lead plaintiff sought leave to amend its complaint, which the Court granted on Jan. 31, 2012. The second amended complaint repeats the allegations and claims in the amended complaint regarding our earnings guidance for fiscal 2009 and 2010 and our statements relating to the anticipated future performance of our ROUNDUP business and Seeds and Genomics business. The second amended complaint adds allegations and claims related to the November 2011 restatement of our financial results for fiscal 2009 and 2010 and our purported failure to disclose the adoption of customer incentive programs to drive ROUNDUP sales in the fourth quarter of fiscal 2009. On Feb. 29, 2012, defendants moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. Lead plaintiff filed its opposition to the motion on April 6, 2012, and defendants filed a reply on April 27, 2012. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2011, and Feb. 29, 2012, on Aug. 4 and 5, 2010, two purported derivative suits styled Espinoza v. Grant, et al. and Clark v. Grant, et al., were filed on our behalf against our directors and three of our past and present executive officers in the Circuit Court of St. Louis County, Missouri. Asserting claims for breach of fiduciary duty, corporate waste and unjust enrichment, plaintiffs allege that our directors themselves made or allowed Monsanto to make the same allegedly false and misleading statements pertaining to the anticipated future performance of our ROUNDUP business that are at issue in the purported class action. Plaintiffs also assert a claim arising out of the acceleration of certain stock options held by one of our former executive officers upon his retirement, as well as a claim based on one director’s sale of Monsanto stock while allegedly in possession of material, non-public information relating to our earnings guidance. Plaintiffs seek injunctive relief and the award of unspecified amounts of damages and restitution for Monsanto, counsel fees and costs. Plaintiffs moved for an order consolidating the Espinoza and Clark actions and appointing lead and liaison counsel. On March 11, 2011, the Court approved the parties’ stipulation with respect to this motion and consolidated the two actions. Defendants moved for a stay of

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

these actions in favor of the proposed federal securities class action (described above) and the federal derivative action (described below). On March 11, 2011, the Court approved the parties’ stipulation with respect to this motion and stayed the consolidated actions pending resolution of motions to dismiss expected to be filed in the federal actions, subject to specified exceptions.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2011, and Feb. 29, 2012, another purported derivative action styled Kurland v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. Asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment and insider selling and misappropriation under Delaware law, the complaint contains allegations similar to the two state court derivative actions described above relating to the same allegedly false and misleading statements and a director’s sale of shares, and adds allegations relating to a senior executive’s sale of Monsanto stock while allegedly in possession of material, non-public information. Plaintiff seeks injunctive relief and the award of unspecified amounts of compensatory and exemplary damages, counsel fees and costs. On Sept. 3, 2010, defendants in the securities class action described above moved for consolidation and coordination of that action with the Kurland derivative action. On Sept. 28, 2010, the Court denied this motion, but stated that pretrial coordination of the federal actions should occur. On Oct. 11, 2010, a second purported derivative action styled Stone v. Bachmann, et al., was filed in the same federal district court on our behalf against certain of our directors. The allegations made and relief sought in the action are substantially similar to the allegations made and relief sought in the Kurland action. On Oct. 13, 2010, a third purported derivative action, styled Fagin v. AtLee, et al., was filed on our behalf against our directors in the same federal district court. The allegations made and relief sought in the Fagin action are substantially similar to the allegations made and relief sought in both the Kurland and Stone actions. The parties in these three derivative actions stipulated to their consolidation for all purposes and to the filing of a consolidated complaint, and the Court approved their stipulation on Nov. 30, 2010. The parties thereafter filed an agreed motion for a stay of the consolidated derivative action until thirty days after (a) the Court in the proposed securities class action enters an order dismissing lead plaintiff’s amended complaint in that action without leave to amend or (b) defendants in the proposed securities class action answer lead plaintiff’s amended complaint. On Feb. 28, 2011, the Court granted the agreed motion for a stay.

ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2011, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2012 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2012:
March 1, 2012, through March 31, 2012	127,619	$79.15	127,619	$188,208,601
April 2012:
April 1, 2012, through April 30, 2012	1,371,032	$76.96	1,371,032	$82,694,508
May 2012:
May 1, 2012, through May 31, 2012	121,419	$72.73	121,419	$73,863,112

Total	1,620,070	$76.82	1,620,070	$73,863,112

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

In June 2010, the board of directors authorized a repurchase program of up to $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010. In June 2012, the board of directors authorized a new three-year repurchase program of up to an additional $1 billion of the company’s common stock. There were no other publicly announced plans outstanding as of May 31, 2012.

The company’s regular U.S. employees are eligible to participate in the Monsanto Savings and Investment Plan (the “Plan”), a 401(k) retirement savings plan, pursuant to which participants may invest in Monsanto common stock through Monsanto common stock funds available under the Plan. The company may have exceeded the amount of shares registered for offer and sale under the Plan and, therefore, inadvertently failed to maintain an effective SEC registration statement for the Plan. As a result, certain purchasers of common stock pursuant to the Plan may have the right to rescind their purchases made during the period from May 1, 2011 through May 31, 2012, which totaled approximately 1.8 million shares, for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase. As of May 31, 2012, the company classified these 1.8 million shares ($141 million) that may be subject to the rescissionary rights outside shareowners’ equity, as any redemption would ultimately be at the option of the benefit plan participants. These shares have always been treated as outstanding for financial reporting purposes. The company filed a new registration statement on Form S-8 to register offers and sales of shares under the Plan. The company intends to voluntarily make a rescission offer to such participants.

ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: June 29, 2012

MONSANTO COMPANY	THIRD QUARTER 2012 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

2	Omitted

3	Omitted

4	Omitted

10.1	Monsanto Company ERISA Parity Savings and Investment Plan, as amended and restated as of December 21, 2008 and subsequently amended through June 11, 2012 (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-8, filed June 22, 2012, File No. 333-182292). †

10.2	The Monsanto Company Non-Employee Director Equity Incentive Compensation Plan, as amended and restated effective April 17, 2012 (incorporated by reference to Exhibit 10.2 of Registration Statement on Form S-8, filed June 22, 2012, File No. 333-182293). †

10.3	Form of Terms and Conditions of Restricted Share Grant to Non-Employee Director [Elective Retainer Amount] under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated as of January 24, 2012. †

10.4	Form of Terms and Conditions of Restricted Shares Grant to Non-Employee Director [Inaugural Grant] under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated as of January 24, 2012. †

10.5	Credit Agreement, dated April 1, 2011, as amended and extended as of May 31, 2012 (composite conformed copy). The original Credit Agreement was filed as Exhibit 10.1 to the registrant’s Form 8-K, filed April 7, 2011.

11	Omitted — see Note 19 of Notes to Consolidated Financial Statements — Earnings Per Share and Redeemable Common Stock.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.