Form 10-K
period 2012-08-31
MONSANTO CO /NEW/
filed 2012-10-19
CIK 1110783

MONSANTO COMPANY	2012 FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended Aug. 31, 2012

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (Feb. 29, 2012): approximately $41.1 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 534,598,091 shares of common stock, $0.01 par value, outstanding at Oct. 15, 2012.

Documents Incorporated by Reference

Portions of Monsanto Company’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in December 2012, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

MONSANTO COMPANY	2012 FORM 10-K

INTRODUCTION

This Annual Report on Form 10-K is a document that U.S. public companies file with the Securities and Exchange Commission (“SEC”) every year. Part II of the Form 10-K contains the business information and financial statements that many companies include in the financial sections of their annual reports. The other sections of this Form 10-K include further information about our business that we believe will be of interest to investors. We hope investors will find it useful to have all of this information in a single document.

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our Web site after it is filed with the SEC in December 2012.

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

Information in this Form 10-K is current as of Oct. 19, 2012, unless otherwise specified.

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

MONSANTO COMPANY	2012 FORM 10-K

TABLE OF CONTENTS FOR FORM 10-K

MONSANTO COMPANY	2012 FORM 10-K

MONSANTO COMPANY	2012 FORM 10-K

PART I

ITEM 1. BUSINESS

Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming, and produce better foods for consumers and better feed for animals.

We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. We view our Seeds and Genomics segment as the driver for future growth for our company. In our Agricultural Productivity segment, global glyphosate producers have substantial capacity to supply the market and we expect this global capacity to maintain pressure on margins.

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

Vegetable seeds:
Open field and protected-culture seed for tomato, pepper, melon, cucumber, pumpkin, squash, beans, broccoli, onions, and lettuce, among others

DEKALB, Channel for corn Asgrow for soybeans Deltapine for cotton Seminis and De Ruiter for vegetable seeds

Biotechnology traits(1)

Enable crops to protect themselves from borers and rootworm in corn and from leaf- and boll-feeding worms in cotton, reducing the need for applications of insecticides

Enable crops, such as corn, soybeans, cotton and canola, to be tolerant of Roundup and other glyphosate-based herbicides

SmartStax, YieldGard, YieldGard VT Triple, VT Triple

PRO and VT Double PRO for corn;

Bollgard and Bollgard II for cotton

Roundup Ready and Roundup Ready 2 Yield

(soybeans only)

Genuity, global umbrella trait brand

(1)	Monsanto also offers farmers stacked-trait products, which are single-seed products in which two or more traits are combined.

MONSANTO COMPANY	2012 FORM 10-K

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

Competition

The global market for the products of our Seeds and Genomics segment is competitive, and the competition has intensified. Both our row crops and our vegetable seed businesses compete with numerous multinational agrichemical and seed marketers globally and with hundreds of smaller companies regionally. With the exception of competitors in our Seminis and De Ruiter vegetable seed business, most of our seed competitors are also licensees of our germplasm or biotechnology traits. In certain countries, we also compete with government-owned seed companies. Our biotechnology traits compete as a system with other practices, including the application of agricultural chemicals, and traits developed by other companies. Our weed- and insect-control systems compete with chemical and seed products produced by other agrichemical and seed marketers. Competition for the discovery of new traits based on biotechnology or genomics is likely to come from major global agrichemical companies, smaller biotechnology research companies and institutions, state-funded programs and academic institutions. Enabling technologies to enhance biotechnology trait development may also come from academic researchers and biotechnology research companies. Competitors using our technology outside of license terms and farmers who save seed from one year to the next (in violation of license or other commercial terms) also affect competitive conditions.

Product performance (in particular, crop vigor and yield for our row crops and quality for our vegetable seeds), customer support and service, intellectual property rights and protection, product availability and planning and price are important elements of our market success in seeds. In addition, distributor, retailer and farmer relationships are important in the United States and many other countries. The primary factors underlying the competitive success of traits are performance and commercial viability; timeliness of introduction; value compared with other practices and products; market coverage; service provided to distributors, retailers and farmers; governmental approvals; value capture; public acceptance; and environmental characteristics.

Patents, Trademarks and Licenses

In the United States and many foreign countries, Monsanto holds a broad business portfolio of patents, trademarks and licenses that provide intellectual property protection for its seeds and genomics-related products and processes. Monsanto routinely obtains patents and/or plant variety protection for its breeding technology, commercial varietal seed products, and for the parents of its commercial hybrid seed products. Monsanto also routinely obtains registrations for its commercial seed products in registration countries, as well as Plant Variety Protection Act Certificates in the United States and equivalent plant breeders’ rights in other countries. In soybeans, while Monsanto’s patent coverage on the first generation Roundup Ready soybean product has expired in some markets and will expire in the United States in 2014, most of our customers and licensees are choosing our second generation Roundup Ready 2 Yield trait containing soybean seed with patents that extend into the next decade. In Brazil, we expect farmers to adopt our next generation Intacta RR2 PRO soybean traits when available, which will also have patent coverage extending into the next decade. In corn, patent coverage on our first generation YieldGard trait has already expired in some markets and will expire in 2014 in the United States; however, most farmers have already upgraded to next generation Genuity corn traits with patent coverage extending into the next decade. In cotton, most growers globally are already using our second generation traits with patent coverage extending into the next decade.

MONSANTO COMPANY	2012 FORM 10-K

Monsanto broadly licenses technology and patents to other parties. For example, Monsanto has licensed the Roundup Ready trait in soybean, corn, canola and cotton seeds and the YieldGard traits in corn to a wide range of commercial entities and academic institutions. Monsanto also holds licenses from other parties relating to certain products and processes. For example, Monsanto has obtained licenses to certain technologies that it uses to produce Roundup Ready seeds and Genuity SmartStax corn. These licenses generally last for the lifetime of the applicable patents.

Monsanto owns trademark registrations and files trademark applications for the names and for many of the designs used on its branded products around the world. Important company trademarks include Roundup Ready, Bollgard, Bollgard II, YieldGard, Genuity, Roundup Ready 2 Yield and SmartStax for traits; Acceleron for seed treatment products; DEKALB, Asgrow, Deltapine and Vistive for row crop seeds; and Seminis and De Ruiter for vegetable seeds.

Raw Materials and Energy Resources

In growing locations throughout the world, we produce directly or contract with third-party growers for corn seed, soybean seed, vegetable seeds, cotton seed, canola seed and other seeds. The availability of seed and the cost of seed production depend primarily on seed yields, weather conditions, grower contract terms and commodity prices. We seek to manage commodity price fluctuations through the use of futures contracts and other hedging instruments. Where practicable, we attempt to minimize the weather risks by producing seed at multiple growing locations and under irrigated conditions. Our Seeds and Genomics segment also purchases the energy we need to process our seed; these energy purchases are managed in conjunction with our Agricultural Productivity segment.

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

Roundup branded products Harness for corn and cotton

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

Competition

We compete with numerous major global manufacturing companies for sales of agricultural herbicides. Competition from local or regional companies may also be significant. Global glyphosate producers have substantial capacity to supply the market and we expect this global capacity to keep margins at low levels. Our lawn-and-garden business has fewer than five significant national competitors and a larger number of regional competitors in the United States. The largest market for our lawn-and-garden herbicides is the United States.

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

MONSANTO COMPANY	2012 FORM 10-K

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

Environmental Matters

Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of emissions that our operations can release into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. (Superfund), can impose liability for the entire cost of cleanup on any former or current site owners or operators or any parties who sent waste to these sites, without regard to fault or to the lawfulness of the original disposal. These laws and regulations may be amended from time to time; they may become more stringent. We are committed to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, and to the remediation of identified existing environmental concerns. Although the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or competitive position. In addition to compliance obligations at our own manufacturing locations and off-site disposal facilities, under the terms of our Sept. 1, 2000, Separation Agreement with Pharmacia (the Separation Agreement), we are required to indemnify Pharmacia for any liability it may have for environmental remediation or other environmental responsibilities that are primarily related to Pharmacia’s former agricultural and chemicals businesses. For information regarding certain environmental proceedings, see Item 3 — Legal Proceedings. See also information regarding environmental liabilities, appearing in Note 26 — Commitments and Contingencies, which is incorporated herein by reference.

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

Our proprietary technology is used in various global locations to produce the catalysts used in various intermediate steps in the production of glyphosate. We believe capacity is sufficient for our requirements and adequate safety stock inventory reduces the risks associated with production outages. We manufacture and purchase disodium iminodiacetic acid, a key ingredient in the production of glyphosate. We manufacture our global supply of elemental phosphorus, a key raw material for the production of Roundup herbicides. We have multiple mineral rights which, subject to obtaining and maintaining appropriate mining permits, we believe will provide a long term supply of phosphate ore to meet our needs into the foreseeable future. As part of the ongoing course of operating our phosphorus production, we are required to periodically permit new mining leases.

MONSANTO COMPANY	2012 FORM 10-K

RESEARCH AND DEVELOPMENT

Monsanto’s expenses for research and development (R&D) were $1,517 million in 2012, $1,386 million in 2011 and $1,205 million in 2010.

SEASONALITY AND WORKING CAPITAL; BACKLOG

For information on seasonality and working capital and backlog practices, see information in Item 7 — MD&A — Financial Condition, Liquidity, and Capital Resources, which is incorporated herein by reference.

EMPLOYEE RELATIONS

As of Aug. 31, 2012, we employed about 21,500 regular employees worldwide and more than 4,500 temporary employees. The number of temporary employees varies greatly during the year because of the seasonal nature of our business. We believe that relations between Monsanto and its employees are satisfactory.

CUSTOMERS

Although no single customer (including affiliates) represented more than 10 percent of our consolidated worldwide net sales in 2012, our four largest U.S. agricultural distributors and their affiliates represented, in the aggregate, 13 percent of our worldwide net sales and 24 percent of our U.S. net sales. During 2012, one major U.S. distributor and its affiliates represented about 11 percent of the worldwide net sales for our Seeds and Genomics segment, and about 18 percent of the U.S. net sales for our Seeds and Genomics segment.

INTERNATIONAL OPERATIONS

See Item 1A under the heading “Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability” and Note 27 — Segment and Geographic Data, which are incorporated herein by reference. Approximately 45 percent of Monsanto’s sales, including 41 percent of our Seeds and Genomics segment’s sales and 57 percent of our Agricultural Productivity segment’s sales, originated from our legal entities outside the United States during fiscal year 2012.

SEGMENT AND GEOGRAPHIC DATA

For information on segment and geographic data, see Item 8 — Financial Statements and Supplementary Data — Note 27 — Segment and Geographic Data, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Competition in seeds and traits and agricultural chemicals has significantly affected, and will continue to affect, our sales.

Many companies engage in research and development of plant biotechnology and breeding and agricultural chemicals, and speed in getting a new product to market can be a significant competitive advantage. Our competitors’ success could render our existing products less competitive, resulting in reduced sales compared to our expectations or past results. We expect to see increasing competition from agricultural biotechnology firms and from major agrichemical and seed companies. We also expect to face continued competition for our Roundup herbicides and selective herbicides product lines, which could be influenced by trade and industrial policies of foreign countries. The extent to which we can realize cash and gross profit from our business will depend on our ability to: control manufacturing and marketing costs without adversely affecting sales; predict and respond effectively to competitor products, pricing and marketing; provide marketing programs meeting the needs of our customers and of the farmers who are our end users; maintain an efficient distribution system; and develop new products and services with features attractive to our end users.

MONSANTO COMPANY	2012 FORM 10-K

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

Regulatory and legislative requirements affect the development, manufacture and distribution of our products, including the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds, and non-compliance can harm our sales and profitability. Obtaining permits for mining and production, and obtaining testing, planting and import approvals for seeds or biotechnology traits can be time-consuming and costly, with no guarantee of success. The failure to receive necessary permits or approvals could have near- and long-term effects on our ability to produce and sell some current and future products. Planting approvals may also include significant regulatory requirements that can limit our sales. Sales of our traits can be affected in jurisdictions where planting has been approved if we have not received approval for the import of crops containing such biotechnology traits by key importing markets. Concern about unintended but unavoidable trace amounts (sometimes called “low-level presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, among other things, could lead to increased regulation or legislation, which may include: liability transfer mechanisms that may include financial protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits; and requirements for labeling and traceability, which requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources and can affect farmer seed purchase decisions and the sale of our products. Further, the detection of the presence of biotech traits not approved in the country of planting (sometimes called “adventitious presence”) may affect seed availability or result in compliance actions, such as crop destruction or product recalls. Legislation encouraging or discouraging the planting of specific crops can also harm our sales. In addition, concern and claims that increased use of glyphosate-based herbicides or biotechnology traits increases the potential for the development of glyphosate-resistant weeds or pests resistant to our traits could result in restrictions on the use of glyphosate-based herbicides or seeds containing our traits or otherwise reduce our sales.

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

MONSANTO COMPANY	2012 FORM 10-K

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

We use advanced breeding technologies to produce hybrids and varieties with superior performance in the farmer’s field, and we use biotechnology to introduce traits that enhance specific characteristics of our crops. The processes of breeding, biotechnology trait discovery and development and trait integration are lengthy, and a very small percentage of the genes and germplasm we test is selected for commercialization. There are a number of reasons why a new product concept may be abandoned, including greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. In countries where biotech traits are not approved for widespread use, our sales depend on our germplasm. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new biotechnology or improved germplasm products. Consequently, if we are not able to fund extensive research and development activities and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed.

Adverse outcomes in legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.

We are involved in major lawsuits concerning intellectual property, biotechnology, torts, contracts, antitrust allegations, and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to results of operations in the period recognized or limit our ability to engage in our business activities. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. In addition, pursuant to the Separation Agreement, we are required to indemnify Pharmacia for certain liabilities related to its former chemical and agricultural businesses. We have recorded reserves for potential liabilities where we believe the liability to be probable and reasonably estimable. However, our actual costs may be materially different from this estimate. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve is uncertain.

Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability.

We engage in manufacturing, seed production, research and development and sales in many parts of the world. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2012 were principally to customers in Brazil, Argentina, Canada, Mexico and India. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareowners’ equity.

MONSANTO COMPANY	2012 FORM 10-K

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

Farmers’ decisions are affected by market, economic and weather conditions that are not known in advance. Failure to provide distributors with enough inventories of our products will reduce our current sales. However, product inventory levels at our distributors may reduce sales in future periods, as those distributor inventories are worked down. In addition, inadequate distributor liquidity could affect distributors’ abilities to pay for our products and, therefore, affect our sales or our ability to collect on our receivables. Global glyphosate producers have substantial capacity to supply the market and we expect this global capacity will impact the selling price and margin of Roundup brands and our third party sourcing business.

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

Weather and field conditions can adversely affect the timing of crop planting, acreage planted, crop yields and commodity prices. In turn, seed production volumes, quality and cost may also be adversely affected which could impact our sales and profitability. Natural disasters or industrial accidents could also affect our manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs and our ability to meet supply requirements. One of our

MONSANTO COMPANY	2012 FORM 10-K

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

At Aug. 31, 2012, there were no unresolved comments from the staff of the SEC related to our periodic or current reports under the Exchange Act.

ITEM 2. PROPERTIES

We and our subsidiaries own or lease manufacturing facilities, laboratories, seed production and other agricultural facilities, office space, warehouses, and other land parcels in North America, South America, Europe, Asia, Australia and Africa. Our general offices, which we own, are located in St. Louis County, Missouri. These office and research facilities are principal properties.

Additional principal properties used by the Seeds and Genomics segment include seed production and conditioning plants at Boone, Grinnell and Williamsburg, Iowa; Constantine, Michigan; Enkhuizen and Bergschenhoek, Netherlands; Illiopolis, Waterman and Farmer City, Illinois; Remington, Indiana; Kearney and Waco, Nebraska; Oxnard, California; Peyrehorade and Trèbes, France; Rojas, Argentina; Sinesti, Romania; Uberlândia, Brazil; Thobontle, South Africa; and Hyderabad, India, and research sites at Ankeny, Iowa; Research Triangle Park, North Carolina; Maui, Molokai and Oahu, Hawaii; Middleton, Wisconsin; Mystic, Connecticut; and Woodland, California. We own all of these properties, except the one in Maui. The Seeds and Genomics segment also uses seed foundation and production facilities, breeding facilities, and genomics and other research laboratories at various other locations worldwide.

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

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 26 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. Following is information regarding other material proceedings for which we are responsible.

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

MONSANTO COMPANY	2012 FORM 10-K

combination, and we are seeking to prevent non-consensual use of our proprietary technology. On May 4, 2009, following unsuccessful discussions, Monsanto filed suit against DuPont and Pioneer in Federal District Court in St. Louis asserting patent infringement and breach of contract claims to prevent the unauthorized use of our Roundup Ready technology in corn and soybeans. On June 16, 2009, the defendants filed an answer and counterclaim seeking injunctive relief, damages and specific performance asserting a claim of license as well as the invalidity or unenforceability of the patent asserted by Monsanto, and also claiming alleged anticompetitive behavior relating to traits for corn and soybeans. The court, on Sept. 16, 2009, severed the antitrust defense interposed by DuPont for a separate, subsequent trial following our case for patent infringement and license breach. On Oct. 23, 2009, the Court heard our motion for judgment on the pleadings to declare DuPont and Pioneer in breach of their corn and soybean licensing agreements with us. On Jan. 15, 2010, the Court granted our motion declaring that DuPont and Pioneer are not licensed to create a product containing Roundup Ready and Optimum® GAT® traits stacked in combination. On Dec. 21, 2011, the Court issued an order granting Monsanto certain relief. The Court’s ruling has been filed under seal. On Aug. 1, 2012, the jury returned its verdict in the patent trial finding Monsanto’s patent was valid and willfully infringed and awarded damages to Monsanto of $1 billion. Post trial motions remain to be filed and ruled upon before a final judgment is entered. The antitrust claims remain for trial commencing Oct. 15, 2013. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.

Two purported class action suits were filed against us on Sept. 26, 2006, supposedly on behalf of all farmers who purchased our Roundup brand herbicides in the United States for commercial agricultural purposes since Sept. 26, 2002. Plaintiffs essentially allege that we have monopolized the market for glyphosate for commercial agricultural purposes. Plaintiffs seek an unspecified amount of damages and injunctive relief. In late February 2007, three additional suits were filed, alleging similar claims. All of these suits were filed in the U.S. District Court for the District of Delaware. On July 18, 2007, the court ruled that any such suit had to be filed in federal or state court in Missouri; the court granted our motion to dismiss the two original cases. On Aug. 8, 2007, plaintiffs in the remaining three cases voluntarily dismissed their complaints, which have not been re-filed. On Aug. 10, 2007, the same set of counsel filed a parallel action in federal court in San Antonio, Texas, on behalf of a retailer of glyphosate named Texas Grain. Plaintiffs seek to certify a national class of all entities that purchased glyphosate directly from us since August 2003. The magistrate judge issued his recommendation to the District Court on Aug. 7, 2009, denying class certification and the litigation has remained dormant since that event. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.

Governmental Proceedings and Undertakings

On May 25, 2011, the EPA issued a Notice of Violation to us, alleging violations of federal environmental release reporting requirements at our phosphorous manufacturing plant in Soda Springs, Idaho. The EPA has asserted that the alleged violations may subject us to civil penalties. We are working with the EPA to reach a resolution of this manner.

Securities and Derivatives Proceedings

On July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleged that defendants violated the federal securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal years 2009 and 2010 and the anticipated future performance of our Roundup business. On Nov. 1, 2010, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff in the action. On Jan. 31, 2011, lead plaintiff filed an amended complaint against us and four of our past and present executive officers in the same action. The amended complaint alleged that defendants violated the federal securities laws by making false and misleading statements during the same time period, regarding our earnings guidance for fiscal years 2009 and 2010 as well as the anticipated future performance of our Roundup business and our Seeds and Genomics business. Lead plaintiff claimed that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Lead plaintiff sought the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. On Apr. 1, 2011, defendants moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted. On June 14, 2011, lead plaintiff filed its opposition to the motion, and defendants’ reply thereto was filed on Aug. 12, 2011. On Dec. 12, 2011, lead plaintiff moved to supplement the record on the motion to dismiss with facts concerning the SEC investigation of our financial reporting associated with customer incentive programs for glyphosate products and our restatement of our financial results for fiscal years 2009 and 2010 and certain quarters of fiscal year 2011. On Jan. 5, 2012, the Court denied lead plaintiff’s motion to supplement the record. On Jan. 20, 2012, lead plaintiff sought leave to amend its complaint, which the Court granted on Jan. 31, 2012. The second amended complaint repeated the allegations and claims in the amended complaint regarding our earnings guidance for fiscal years 2009 and 2010 and our statements relating to the anticipated future performance of our Roundup business and Seeds and Genomics business. The second amended complaint added allegations and claims related to the November 2011 restatement of our financial results for

MONSANTO COMPANY	2012 FORM 10-K

fiscal years 2009 and 2010 and our purported failure to disclose the adoption of customer incentive programs to drive Roundup sales in the fourth quarter of fiscal year 2009. On Feb. 29, 2012, defendants moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. Lead plaintiff filed its opposition to the motion on Apr. 6, 2012, and defendants filed a reply on Apr. 27, 2012. On Aug. 1, 2012, the Court granted defendants’ motion to dismiss the second amended complaint with prejudice and entered judgment in favor of defendants. The lead plaintiff failed to appeal from the Court’s judgment, which is now final and non-appealable.

On Aug. 4 and 5, 2010, two purported derivative suits styled Espinoza v. Grant, et al. and Clark v. Grant, et al., were filed on our behalf against our directors and three of our past and present executive officers in the Circuit Court of St. Louis County, Missouri. Asserting claims for breach of fiduciary duty, corporate waste and unjust enrichment, plaintiffs allege that our directors themselves made or allowed Monsanto to make the same allegedly false and misleading statements pertaining to the anticipated future performance of our Roundup business that are at issue in the purported class action. Plaintiffs also assert a claim arising out of the acceleration of certain stock options held by one of our former executive officers upon his retirement, as well as a claim based on one director’s sale of Monsanto stock while allegedly in possession of material, non-public information relating to our earnings guidance. Plaintiffs seek injunctive relief and the award of unspecified amounts of damages and restitution for Monsanto, counsel fees and costs. Plaintiffs moved for an order consolidating the Espinoza and Clark actions and appointing lead and liaison counsel. On Mar. 11, 2011, the Court approved the parties’ stipulation with respect to this motion and consolidated the two actions. Defendants moved for a stay of these actions in favor of the proposed federal securities class action (described above) and the federal derivative action (described below). On Mar. 11, 2011, the Court approved the parties’ stipulation with respect to this motion and stayed the consolidated actions pending resolution of motions to dismiss expected to be filed in the federal actions, subject to specified exceptions. On Sept. 27, 2012, the parties submitted a stipulation of dismissal, and the Court approved the dismissal of the consolidated derivative actions without prejudice and with each side bearing its own fees, costs and expenses.

Another purported derivative action styled Kurland v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. Asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment and insider selling and misappropriation under Delaware law, the complaint contains allegations similar to the two state court derivative actions described above relating to the same allegedly false and misleading statements and a director’s sale of shares, and adds allegations relating to a senior executive’s sale of Monsanto stock while allegedly in possession of material, non-public information. Plaintiff seeks injunctive relief and the award of unspecified amounts of compensatory and exemplary damages, counsel fees and costs. On Sept. 3, 2010, defendants in the securities class action described above moved for consolidation and coordination of that action with the Kurland derivative action. On Sept. 28, 2010, the Court denied this motion, but stated that pretrial coordination of the federal actions should occur. On Oct. 11, 2010, a second purported derivative action styled Stone v. Bachmann, et al., was filed in the same federal district court on our behalf against certain of our directors. The allegations made and relief sought in the action are substantially similar to the allegations made and relief sought in the Kurland action. On Oct. 13, 2010, a third purported derivative action, styled Fagin v. AtLee, et al., was filed on our behalf against our directors in the same federal district court. The allegations made and relief sought in the Fagin action are substantially similar to the allegations made and relief sought in both the Kurland and Stone actions. The parties in these three derivative actions stipulated to their consolidation for all purposes and to the filing of a consolidated complaint, and the Court approved their stipulation on Nov. 30, 2010. The parties thereafter filed an agreed motion for a stay of the consolidated derivative action until thirty days after (a) the Court in the proposed securities class action enters an order dismissing lead plaintiff’s amended complaint in that action without leave to amend or (b) defendants in the proposed securities class action answer lead plaintiff’s amended complaint. On Feb. 28, 2011, the Court granted the agreed motion for a stay. On Sept. 10, 2012, the parties filed a joint status report in which they advised the Court that plaintiffs had determined that, following the dismissal of the federal securities class action discussed above, it was no longer in Monsanto’s interest to pursue the derivative claims. On Sept. 28, 2012, the parties submitted a stipulation of dismissal, and the Court approved the dismissal of the consolidated derivative actions without prejudice and with each side bearing its own fees, costs and expenses.

ITEM 4. Mine Safety Disclosures

Not applicable.

Executive Officers

See Part III — Item 10 of this Report on Form 10-K for information about our Executive Officers.

MONSANTO COMPANY	2012 FORM 10-K

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Monsanto’s common stock is traded principally on the New York Stock Exchange, under the symbol MON. The number of shareowners of record as of Oct. 15, 2012, was 36,134.

On June 27, 2006, the board of directors approved a two-for-one split of the company’s common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflects this stock split.

The original dividend rate adopted by the board of directors following the initial public offering (IPO) in October 2000 was $0.06. The board of directors increased the company’s quarterly dividend rate in April 2003 to $0.065, in May 2004 to $0.0725, in December 2004 to $0.085, in December 2005 to $0.10, in December 2006 to $0.125, in August 2007 to $0.175, in June 2008 to $0.24, in January 2009 to $0.265, in August 2010 to $0.28, in August 2011 to $0.30 and in August 2012 to $0.375.

The following table sets forth dividend declarations, as well as the high and low sales prices for Monsanto’s common stock, for the fiscal years 2012 and 2011 quarters indicated.

Dividends per Share		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

2012		$ —	$0.60(1)	$ —	$0.68(1)	$1.28

2011		$—	$0.56(2)	$—	$0.58(2)	$1.14

Common Stock Price		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

2012	High	$78.71	$83.95	$83.27	$89.73	$89.73
	Low	58.89	67.09	69.70	74.77	58.89

2011	High	$64.00	$76.69	$74.46	$77.09	$77.09
	Low	47.07	59.93	62.30	63.03	47.07

(1)	Monsanto declared four dividends in 2012, $0.30 per share on Dec. 5, 2011, $0.30 per share on Jan. 24, 2012, $0.30 per share on June 6, 2012, and $0.375 per share on Aug. 8, 2012.
(2)	Monsanto declared four dividends in 2011, $0.28 per share on Dec. 6, 2010, $0.28 per share on Jan. 25, 2011, $0.28 per share on June 8, 2011, and $0.30 per share on Aug. 3, 2011.

Issuer Purchases of Equity Securities

The following table summarizes purchases of equity securities during the fourth quarter of fiscal year 2012 by Monsanto and affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

June 2012:
June 1, 2012, through June 30, 2012	116,690	$78.56	116,690	$64,695,416
July 2012:
July 1, 2012, through July 31, 2012	—	$—	—	$64,695,416
August 2012:
Aug. 1, 2012, through Aug. 31, 2012	—	$—	—	$64,695,416

Total	116,690	$—	116,690	$64,695,416

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

MONSANTO COMPANY	2012 FORM 10-K

In June 2010, the board of directors authorized a repurchase program of up to $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010.

In June 2012, the board of directors authorized a new three-year repurchase program of up to an additional $1 billion of the company’s common stock. There were no other publicly announced plans outstanding as of Aug. 31, 2012.

We voluntarily made a rescission offer to our Savings and Investment Plan (SIP) participants. The rescission offer expired on July 27, 2012, and total resulting payments of less than $1 million were completed in fiscal year 2012. Upon expiration of the rescission offer, all redeemable shares were reclassified within shareowners’ equity. We filed a new registration statement on Form S-8 on June 22, 2012, to register offers and sales under the Monsanto SIP.

Stock Price Performance Graph

The graph below compares the performance of Monsanto’s common stock with the performance of the Standard & Poor’s 500 Stock Index (a broad-based market index) and a peer group index over a 60-month period extending through the end of the 2012 fiscal year. The graph assumes that $100 was invested on Sept. 1, 2007, in our common stock, in the Standard & Poor’s 500 Stock Index and the peer group index, and that all dividends were reinvested.

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

MONSANTO COMPANY	2012 FORM 10-K

	08/31/07	08/31/08	08/31/09	08/31/10	08/31/11	08/31/12
Monsanto Company	100	164.96	122.63	78.23	104.12	133.59
S&P 500 Index	100	88.86	72.64	76.21	90.31	106.56
Peer Group	100	98.14	81.28	89.47	111.51	126.04

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

MONSANTO COMPANY	2012 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA(1)

	Year Ended Aug. 31,

(Dollars in millions, except per share amounts)	2012	2011	2010	2009	2008

Operating Results:
Net sales	$13,504	$11,822	$10,483	$11,685	$11,365
Income from operations	3,148	2,502	1,603	3,061	2,721
Income from continuing operations	2,087	1,657	1,111	2,105	2,027
Income on discontinued operations	6	2	4	11	17
Net income attributable to Monsanto Company	2,045	1,607	1,096	2,092	2,024
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.82	$2.99	$2.01	$3.80	$ 3.66
Income on discontinued operations	0.01	0.01	0.01	0.02	0.03
Net income	3.83	3.00	2.02	3.82	3.69
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.78	$2.96	$1.99	$3.75	$ 3.59
Income on discontinued operations	0.01	—	—	0.02	0.03
Net income	3.79	2.96	1.99	3.77	3.62
Financial Position at End of Period:
Total assets	$20,224	$19,844	$17,852	$17,831	$17,991
Working capital(2)	5,437	4,080	3,494	4,056	3,170
Current ratio(2)	2.29:1	1.86:1	1.98:1	2.09:1	1.71:1
Long-term debt	2,038	1,543	1,862	1,724	1,792
Debt-to-capital ratio(3)	15%	16%	17%	15%	16%
Other Data:
Dividends per share	$1.28	$1.14	$1.08	$1.04	$ 0.83
Stock price per share:
High	$89.73	$77.09	$87.06	$121.32	$145.80
Low	$58.89	$47.07	$44.61	$63.47	$ 69.22
End of period	$87.11	$68.93	$52.65	$83.88	$114.25
Basic shares outstanding	534.1	536.5	543.7	547.1	548.9
Diluted shares outstanding	540.2	542.4	550.8	555.6	559.7

(1)	For comparative purposes, the following factors have an effect on certain line items within the years specified below:
•

In 2008, we acquired De Ruiter, Cristiani, and Agroeste. In 2009, we acquired Aly Participacoes Ltda. and WestBred, LLC. In 2010, we acquired Seminium and a corn and soybean processing plant in Paine, Chile. In 2011, we acquired Divergence and Pannon Seeds. In 2012, we acquired Precision Planting, Inc. and Beeologics. See Note 4 — Business Combinations — for further details on the more recent acquisitions.

•

In 2008, we entered into an agreement to sell the Dairy business. Accordingly, this business has been presented as discontinued operations in the Statements of Consolidated Operations for all periods presented above. In 2009, we divested the Dairy business.

•

Effective Sept. 1, 2009, we retrospectively adopted a FASB-issued standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in the Earnings Per Share topic of the ASC.

•	Effective Sept. 1, 2009, we retrospectively adopted the new accounting guidance related to the Consolidation topic of the ASC as it relates to non-controlling interest.
•	Fiscal years 2009 and 2010 include restructuring charges. See Note 5 — Restructuring.
•	Effective Sept. 1, 2010, we prospectively adopted the new accounting guidance related to the Consolidation topic of the ASC as it relates to variable interest entities (VIEs).
(2)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
(3)	Debt-to-capital ratio is the sum of short-term and long-term debt, divided by the sum of short-term and long-term debt and shareowners’ equity.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for information regarding the factors that have affected or may affect the comparability of our business results.

MONSANTO COMPANY	2012 FORM 10-K

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

We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup and Harness brand herbicides and other herbicides. Approximately 45 percent of our total company sales, 41 percent of our Seeds and Genomics segment sales, and 57 percent of our Agricultural Productivity segment sales originated from our legal entities outside the United States during fiscal year 2012.

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

EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 27 — Segment and Geographic Data — for a reconciliation of EBIT to net income (loss) for fiscal years 2012, 2011 and 2010.

We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and net cash provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, to reinvest in the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation. See the “Financial Condition, Liquidity and Capital Resources — Cash Flow” section of MD&A for a reconciliation of free cash flow to net cash provided by operating activities and net cash required by investing activities on the Statements of Consolidated Cash Flows.

MONSANTO COMPANY	2012 FORM 10-K

Executive Summary

Consolidated Operating Results — Net sales in 2012 increased $1,682 million from 2011. The increase was primarily a result of increased sales of corn seed and traits in the United States, Brazil, Latin America and Europe, as well as increased Agricultural Productivity net sales due to increased volume. Net income attributable to Monsanto Company in 2012 was $3.79 per share, compared with $2.96 per share in 2011.

Financial Condition, Liquidity and Capital Resources — In 2012, net cash provided by operating activities was $3,051 million, compared with $2,814 million in 2011. Net cash required by investing activities was $1,034 million in 2012, compared with $975 million in 2011. As a result, our free cash flow, as defined in the “Overview — Non-GAAP Financial Measures” section of MD&A, was a source of cash of $2,017 million in 2012, compared with $1,839 million in 2011. The increase was primarily driven by strong collections, increased customer financing activities which further reduced accounts receivable and increased net income in 2012. Also, contributing to this increase were the benefits achieved from our restructuring activities. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.

Outlook — We plan to continue to innovate and improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting yields and improving the ways they can produce food, fiber, feed and fuel. We use the tools of modern biology in an effort to make seeds easier to grow, to allow farmers to do more with fewer resources, and to help produce healthier foods for consumers. Our current R&D strategy and commercial priorities are focused on bringing our farmer customers second- and third-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally and on continued patent and legal rights to offer our products.

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

New Accounting Pronouncements — See Note 3 — New Accounting Standards — for information on recently issued accounting guidance.

MONSANTO COMPANY	2012 FORM 10-K

RESULTS OF OPERATIONS

	Year Ended Aug. 31,			Change

(Dollars in millions, except per share amounts)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Net Sales	$13,504	$11,822	$10,483	14%	13%
Gross Profit	7,045	6,079	5,067	16%	20%
Operating Expenses:
Selling, general and administrative expenses	2,390	2,190	2,049	9%	7%
Research and development expenses	1,517	1,386	1,205	9%	15%
Restructuring charges, net	(10)	1	210	NM	(100)%

Total Operating Expenses	3,897	3,577	3,464	9%	3%

Income from Operations	3,148	2,502	1,603	26%	56%
Interest expense	191	162	162	18%	NM
Interest income	(77)	(74)	(56)	4%	32%
Other expense, net	46	40	7	15%	471%

Income from Continuing Operations Before Income Taxes	2,988	2,374	1,490	26%	59%
Income tax provision	901	717	379	26%	89%

Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	2,087	1,657	1,111	26%	49%

Discontinued Operations:
Income from operations of discontinued businesses	10	3	4	233%	(25)%
Income tax provision	4	1	—	NM	NM

Income on Discontinued Operations	6	2	4	200%	(50)%

Net Income	$2,093	$1,659	$1,115	26%	49%

Less: Net income attributable to noncontrolling interest	48	52	19	(8)%	174%

Net Income Attributable to Monsanto Company	$2,045	$1,607	$1,096	27%	47%

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.78	$2.96	$1.98	28%	49%
Income on discontinued operations	0.01	—	0.01	NM	NM

Net Income Attributable to Monsanto Company	$3.79	$2.96	$1.99	28%	49%

NM = Not Meaningful

Effective Tax Rate	30%	30%	25%

Comparison as a Percent of Net Sales:
Gross profit	52%	51%	48%
Selling, general and administrative expenses	18%	19%	20%
Research and development expenses (excluding acquired IPR&D)	11%	12%	11%
Total operating expenses	29%	30%	33%
Income from continuing operations before income taxes	22%	20%	14%
Net income attributable to Monsanto Company	15%	14%	10%

Overview of Financial Performance (2012 compared with 2011)

The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2012 with fiscal year 2011.

Net sales increased 14 percent in 2012 from 2011. Our Seeds and Genomics segment net sales improved 14 percent, and our Agricultural Productivity segment net sales improved 15 percent. The following table presents the percentage changes in 2012 worldwide net sales by segment compared with net sales in 2011, including the effect that volume, price, currency and acquisitions had on these percentage changes:

MONSANTO COMPANY	2012 FORM 10-K

	2012 Percentage Change in Net Sales vs. 2011

	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	7%	10%	(3)%	14%	—	14%
Agricultural Productivity Segment	17%	2%	(4)%	15%	—	15%
Total Monsanto Company	10%	7%	(3)%	14%	—	14%

(1)

See Note 4 — Business Combinations — and “Financial Condition, Liquidity and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2012 and 2011. In this presentation, acquisitions are segregated for one year from the acquisition date.

For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.

Gross profit increased 16 percent, or $966 million. Total company gross profit as a percent of net sales increased one percentage point to 52 percent in 2012. Gross profit as a percent of net sales for the Seeds and Genomics segment remained consistent at 62 percent in the 12-month comparison. Gross profit as a percent of net sales for the Agricultural Productivity segment increased three percentage points to 27 percent in the 12-month comparison. See the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections of MD&A for details.

Operating expenses increased nine percent, or $320 million, in 2012 from 2011. Selling, general and administrative (SG&A) expenses increased nine percent primarily because of higher spending for marketing and administrative functions as well as higher incentive compensation. R&D expenses increased nine percent due to an increased investment in our product pipeline and identified intangible impairments of $63 million. See Note 16 — Fair Value Measurements — for further information. As a percent of net sales, SG&A and R&D expenses decreased one percentage point to 18 percent and 11 percent of net sales, respectively, in 2012.

Interest expense increased 18 percent, or $29 million, in 2012 primarily due to increased customer financing activities, as well as interest expense related to our April 2011 bond issuance.

Other expense — net was $46 million in 2012, compared with $40 million in 2011. The current year balance is due to a legal settlement for claims related to a previously owned chemical plant located in Nitro, West Virginia.

Income tax provision for 2012 increased to $901 million, an increase of $184 million from 2011 primarily as a result of the increase in pretax income from continuing operations. The effective tax rate remained consistent at 30 percent in fiscal year 2012 and 2011. Fiscal year 2012 included several tax adjustments resulting in a tax benefit of $47 million. The majority of this benefit resulted from the favorable resolution of tax matters, including legacy matters of $62 million, the expiration of statutes in various jurisdictions, and favorable adjustments from the filing of tax returns, partially offset by deferred tax adjustments and tax reserves established in multiple jurisdictions. Fiscal year 2011 included several tax adjustments resulting in a tax benefit of $17 million. The majority of this benefit resulted from the retroactive extension of the R&D credit pursuant to the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, favorable return-to-provision true-up adjustments, and the expiration of statutes in several jurisdictions, partially offset by deferred tax adjustments. Without these tax adjustments, our effective tax rate for fiscal year 2012 would have been higher than the 2011 rate primarily driven by a shift in our earnings mix to higher tax rate jurisdictions.

Overview of Financial Performance (2011 compared with 2010)

The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2011 with fiscal year 2010.

Net sales increased 13 percent in 2011 from 2010. Our Seeds and Genomics segment net sales improved 13 percent, and our Agricultural Productivity segment net sales improved 13 percent. The following table presents the percentage changes in 2011 worldwide net sales by segment compared with net sales in 2010, including the effect that volume, price, currency and acquisitions had on these percentage changes:

MONSANTO COMPANY	2012 FORM 10-K

	2011 Percentage Change in Net Sales vs. 2010

	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	8%	3%	2%	13%	—	13%
Agricultural Productivity Segment	5%	6%	2%	13%	—	13%
Total Monsanto Company	7%	4%	2%	13%	—	13%

(1)

See Note 4 — Business Combinations —for details of our acquisitions in fiscal years 2011 and 2010 and “Financial Condition, Liquidity and Capital Resources” in MD&A for fiscal year 2011. In this presentation, acquisitions are segregated for one year from the acquisition date.

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

Operating expenses increased three percent, or $113 million, in 2011 from 2010. SG&A expenses increased seven percent primarily because of increased incentive accruals. R&D expenses increased 15 percent due to an increase in activity of our expanded product pipeline as well as increased R&D incentive costs. Restructuring charges decreased by $209 million because the 2009 Restructuring Plan was substantially completed in the first quarter of fiscal year 2011. As a percent of net sales, SG&A expenses decreased one percentage point to 19 percent of net sales, and R&D expenses increased one percentage point to 12 percent of net sales in 2011.

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

•

Benefits totaling $90 million were recorded in 2010 relating to several discrete tax adjustments. The majority of these items were the result of the resolution of several domestic and ex-U.S. tax audits, favorable adjustments from the filing of tax returns and the expiration of statutes of limitations in several jurisdictions. These benefits were partially offset by a tax charge of $8 million as a result of the elimination of the tax benefit associated with the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act signed by President Obama on Mar. 23, 2010, and the Health Care and Education Act of 2010 signed on Mar. 30, 2010 (collectively the “Healthcare Acts”).

•	The effective tax rate of 2010 decreased because of the restructuring charges of $324 million ($224 million after tax).

Without these items, our effective tax rate for 2011 would have been comparable to the 2010 rate.

MONSANTO COMPANY	2012 FORM 10-K

SEEDS AND GENOMICS SEGMENT

	Year Ended Aug. 31,			Change

(Dollars in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Net Sales
Corn seed and traits	$5,814	$4,805	$4,260	21%	13%
Soybean seed and traits	1,771	1,542	1,486	15%	4%
Cotton seed and traits	779	847	611	(8)%	39%
Vegetable seeds	851	895	835	(5)%	7%
All other crops seeds and traits	574	493	419	16%	18%

Total Net Sales	$9,789	$8,582	$7,611	14%	13%

Gross Profit
Corn seed and traits	$3,589	$2,864	$2,464	25%	16%
Soybean seed and traits	1,160	1,045	905	11%	15%
Cotton seed and traits	585	642	454	(9)%	41%
Vegetable seeds	419	534	492	(22)%	9%
All other crops seeds and traits	306	221	223	38%	(1)%

Total Gross Profit	$6,059	$5,306	$4,538	14%	17%

EBIT(1)	$2,570	$2,106	$1,597	22%	32%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 27 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance for Fiscal Year 2012

Net sales of corn seed and traits increased 21 percent, or $1,009 million, in the 12-month comparison. In 2012, sales improved primarily in the United States, Brazil, Latin America and Europe. The increases in these regions were primarily driven by higher volumes due to an increase in planted acres and stronger customer demand. Net sales of corn seed and traits also improved because of increased trait penetration in Brazil and increased pricing and mix in the United States.

Soybean seed and traits net sales increased 15 percent, or $229 million, in 2012 primarily because of product mix and pricing increases in the United States and increased penetration in Brazil.

Cotton seed and traits net sales decreased eight percent, or $68 million, in 2012. The decrease was primarily a result of a reduction in planted acres in the United States and India. This was partially offset by increased planted acres in Australia.

Vegetable net sales decreased five percent, or $44 million, in 2012. This sales decrease was primarily driven by decreased demand as a result of market weakness in Europe.

All other crops seeds and traits net sales increased 16 percent, or $81 million, in 2012 primarily due to improved sales of canola seed and traits in Canada and the United States and improved sales of alfalfa and sugarbeets in the United States.

Gross profit increased 14 percent for this segment due to increased net sales. Gross profit as a percent of sales for this segment remained consistent at 62 percent in 2012. EBIT for the Seeds and Genomics segment increased $464 million to $2,570 million in 2012.

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

MONSANTO COMPANY	2012 FORM 10-K

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

EBIT for the Seeds and Genomics segment increased $509 million to $2,106 million in 2011.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Year Ended Aug. 31,			Change

(Dollars in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Net Sales
Agricultural Productivity	$3,715	$3,240	$2,872	15%	13%

Total Net Sales	$3,715	$3,240	$2,872	15%	13%

Gross Profit
Agricultural Productivity	986	773	529	28%	46%

Total Gross Profit	$986	$773	$529	28%	46%

EBIT(1)	$477	$281	$(29)	70%	1,069%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 27 — Segment and Geographic Data — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance for Fiscal Year 2012

Net sales for Agricultural Productivity increased 15 percent, or $475 million, in 2012. The increase was primarily the result of increased sales for Roundup and other glyphosate-based herbicides. Roundup and other glyphosate-based herbicides volume increased 17 percent over the prior year because U.S. distributors elected to purchase Roundup and other glyphosate-based herbicides closer to the use season in FY12 in comparison to FY11 as well as increased customer demand primarily in the United States, Canada and Brazil. In addition, the average net selling price for Roundup and other glyphosate-based herbicides increased as sales shifted to higher priced branded products in 2012.

The net sales increase resulted in $213 million higher gross profit in 2012. Gross profit as a percent of sales increased three percentage points for the Agricultural Productivity segment to 27 percent when compared to the prior year. This increase was primarily the result of cost improvements related to production efficiencies. EBIT for the Agricultural Productivity segment increased $196 million to $477 million in 2012.

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

MONSANTO COMPANY	2012 FORM 10-K

RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

Costs of Goods Sold(1)	$—	$(2)	$(114)
Restructuring Charges, Net(1)(2)	10	(1)	(210)

Income (Loss) from Continuing Operations Before Income Taxes	10	(3)	(324)
Income Tax (Expense) Benefit	(3)	4	100

Net Income (Loss)	$7	$1	$(224)

(1)

For the fiscal year ended 2012, there were no restructuring charges recorded in costs of goods sold. For the fiscal year ended 2011, the $2 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the fiscal year ended 2010, the $114 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $101 million in Seeds and Genomics. For the fiscal year ended 2012, the $10 million of restructuring reversals recorded in restructuring charges, net, related to the Seeds and Genomics segment. For the fiscal year ended 2011, the $1 million of restructuring charges were split by segment as follows: $(8) million in Agricultural Productivity and $9 million in Seeds and Genomics. For the fiscal year ended 2010, the $210 million of restructuring charges were split by segment as follows: $79 million in Agricultural Productivity and $131 million in Seeds and Genomics.

(2)

The restructuring charges for the fiscal years ended 2012, 2011 and 2010 include reversals of $10 million, $37 million and $32 million, respectively, related to the 2009 Restructuring Plan. The reversals primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.

On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable us to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. We also announced that we will take steps to better align the resources of our global seeds and traits business. These actions included certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, we identified additional opportunities to better align our resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments were made in fiscal year 2012.

The following table displays the pretax charges of $(10) million, $3 million, and $324 million incurred by segment under the 2009 Restructuring Plan for the fiscal years ended 2012, 2011 and 2010, respectively, as well as the cumulative pretax charges of $723 million under the 2009 Restructuring Plan.

	Year Ended Aug. 31, 2012			Year Ended Aug. 31, 2011			Year Ended Aug. 31, 2010

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions	$(10)	$—	$(10)	$(21)	$(11)	$(32)	$85	$47	$132
Facility Closures / Exit Costs	—	—	—	26	3	29	46	31	77
Asset Impairments
Property, plant and equipment	—	—	—	4	—	4	8	1	9
Inventory	—	—	—	2	—	2	93	13	106
Other intangible assets	—	—	—	—	—	—	—	—	—

Total Restructuring Charges, Net	$(10)	$—	$(10)	$ 11	$ (8)	$ 3	$232	$92	$324

	Cumulative Amount through Aug. 31, 2012

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions	$229	$99	$328
Facility Closures / Exit Costs	75	81	156
Asset Impairments
Property, plant and equipment	43	5	48
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$525	$198	$723

MONSANTO COMPANY	2012 FORM 10-K

In fiscal year 2012, pretax restructuring reversals of $10 million were recorded. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Aug. 31,

(Dollars in millions, except current ratio)	2012	2011

Cash and Cash Equivalents (variable interest entities—2012: $120 and 2011: $96)	$3,283	$ 2,572
Trade Receivables, Net (variable interest entities—2012: $52 and 2011: $51)	1,897	2,117
Inventory, Net	2,839	2,591
Other Current Assets(1)	1,639	1,529

Total Current Assets	$9,658	$ 8,809

Short-Term Debt	$36	$ 678
Accounts Payable	794	839
Accrued Liabilities(2)	3,391	3,212

Total Current Liabilities	$4,221	$ 4,729

Working Capital(3)	$5,437	$ 4,080
Current Ratio(3)	2.29:1	1.86:1

(1)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.
(2)

Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

Working capital increased $1,357 million between Aug. 31, 2012, and Aug. 31, 2011, primarily because of the following factors:

•	Cash and cash equivalents increased $711 million. For a more detailed discussion of the factors affecting the cash flow comparison, see the “Cash Flow” section in this section of MD&A.

•

Short-Term debt decreased $642 million primarily due to repayment of outstanding bonds of $485 million that were due and paid in August 2012 and payment of $136 million related to our Chesterfield Village Research Center purchase in 2010.

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

MONSANTO COMPANY	2012 FORM 10-K

Customer Financing Programs: We participate in customer financing programs as follows:

	As of Aug. 31,

(Dollars in millions)	2012	2011

Transactions that Qualify for Sales Treatment
U.S. agreement to sell customer receivables(1)
Outstanding balance	$291	$ 3
Maximum future payout under recourse provisions	17	—

Other U.S. and European agreements to sell accounts receivables(2)
Outstanding balance	$34	$ 55
Maximum future payout under recourse provisions	21	46

Agreements with Lenders(3)
Outstanding balance	$85	$ 82
Maximum future payout under the guarantee	56	76

The gross amount of receivables sold under transactions that qualify for sales treatment were:

	Gross Amount of Receivables Sold

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

Transactions that Qualify for Sales Treatment
U.S. agreement to sell customer receivables(1)	$ 506	$ 3	$ 221
Other U.S. and European agreement to sell accounts receivables(2)	62	61	107

(1)

We have an agreement in the United States to sell customer receivables up to a maximum outstanding balance of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The agreement includes recourse provisions and thus a liability is established at the time of sale that approximates fair value based upon our historical collection experience and a current assessment of credit exposure.

(2)

We also sell accounts receivables in the United States and European regions, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure.

(3)

We have additional agreements with lenders to establish programs that provide financing for select customers in the United States, Brazil, Latin America and Europe. We provide various levels of recourse through guarantees of the accounts in the event of customer default. The term of the guarantee is equivalent to the term of the customer loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

In addition to the arrangements in the above table, we also participate in a financing program in Brazil that allowed us to transfer up to 1 billion Brazilian reais (approximately $490 million) for select customers in Brazil to a special purpose entity (SPE), formerly a qualified special purpose entity (QSPE). Under the arrangement, a recourse provision requires us to cover the first 12 percent of credit losses within the program. We have evaluated our relationship with the entity under the updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated on a prospective basis effective Sept. 1, 2010. For further information on this topic, see Note 8 — Variable Interest Entities. Proceeds from customer receivables sold through the financing program and derecognized from the Statements of Consolidated Financial Position totaled $115 million for fiscal year 2010.

There were no significant recourse or non-recourse liabilities for all programs as of Aug. 31, 2012, and 2011. There were no significant delinquent loans for all programs as of Aug. 31, 2012, and 2011.

MONSANTO COMPANY	2012 FORM 10-K

Cash Flow

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

Net Cash Provided by Operating Activities	$3,051	$2,814	$1,398
Net Cash Required by Investing Activities	(1,034)	(975)	(834)

Free Cash Flow(1)	2,017	1,839	564

Net Cash Required by Financing Activities	(1,165)	(864)	(1,038)
Cash Assumed from Initial Consolidation of Variable Interest Entities	—	77	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(141)	35	3

Net Increase (Decrease) in Cash and Cash Equivalents	711	1,087	(471)
Cash and Cash Equivalents at Beginning of Period	2,572	1,485	1,956

Cash and Cash Equivalents at End of Period	$3,283	$2,572	$1,485

(1)

Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Overview — Non-GAAP Financial Measures” section in MD&A for a further discussion).

2012 compared with 2011: In 2012, our free cash flow was a source of cash of $2,017 million, compared with $1,839 million in 2011. Cash provided by operating activities increased eight percent, or $237 million, in 2012. The increase was primarily driven by higher net income of $434 million in the twelve-month comparison from $1,659 million to $2,093 million, an increase in trade receivables, net of $399 million caused mainly by customer financing activities and lower pension contributions of $208 million. These increases were offset by a decrease of $578 million in inventory due to early harvest and increased commodity costs and a decrease in accounts payable and other accrued liabilities of $464 million primarily as a result of increased income tax and incentive compensation payments in 2012.

Cash required by investing activities was $1,034 million in 2012 compared with $975 million in 2011. The increase was primarily driven by increased maturities of short term investments of $316 million offset by capital expenditures increasing $106 million. Additionally, there was an increase of $223 million due to acquisitions. See Note 4 — Business Combinations — for further discussion of these acquisitions.

The amount of cash required by financing activities was $1,165 million in 2012 compared with $864 million in 2011. The net change in short-term financing was an increased use of cash of $207 million driven by the repayment of short-term debt. Additionally, there was an increase in the repayment of long term debt of $436 million, offset by an increase in the issuance of new long-term debt of $200 million.

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

MONSANTO COMPANY	2012 FORM 10-K

Capital Resources and Liquidity

	As of Aug. 31,

(Dollars in millions, except debt-to-capital ratio)	2012	2011

Short-Term Debt	$36	$ 678
Long-Term Debt	2,038	1,543
Total Monsanto Company Shareowners’ Equity	11,833	11,545
Debt-to-Capital Ratio	15%	16%

A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are sometimes used to finance these requirements. We accessed the commercial paper markets in 2012 for periods of time to finance working capital needs and do not believe our options will be limited in the future. We had no commercial paper borrowings outstanding as of Aug. 31, 2012.

Our August 2012 debt-to-capital ratio decreased one percentage point compared with the August 2011 ratio, primarily because of the increase in shareowners’ equity and a decrease in debt.

We held cash and cash equivalents and short-term investments of $3,585 million at Aug. 31, 2012, of which $1,744 million was held by foreign entities. Our intent is to indefinitely reinvest the earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.

Total debt outstanding decreased $147 million between Aug. 31, 2011, and Aug. 31, 2012, primarily due to a repayment of $485 million of Senior Notes and a payment of $136 million related to the purchase of the Chesterfield Village Research Center, offset by two issuances of Senior Notes totaling $500 million.

In November 2009, we entered into an agreement to acquire Pfizer’s Chesterfield Village Research Center located in Chesterfield, Missouri. We acquired the property in April 2010 for $435 million of which $111 million was paid in 2010 and reflected in capital expenditures, $188 million was paid in 2011, and the final purchase installment of $136 million was paid in 2012.

Monsanto has a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Apr. 1, 2016. Effective May 31, 2012, the facility was extended one year from Apr. 1, 2015, to Apr. 1, 2016. As of Aug. 31, 2012, Monsanto was in compliance with all debt covenants.

In October 2008, we filed a shelf registration with the SEC (2008 shelf registration) that allowed us to issue an unlimited capacity of debt, equity and hybrid offerings. The 2008 shelf registration expired on Oct. 31, 2011.

In April 2011, we issued $300 million of 2.750% Senior Notes under the 2008 shelf registration, which are due on Apr. 15, 2016 (2016 Senior Notes).

In November 2011, we filed a new shelf registration with the SEC (2011 shelf registration) that allows us to issue an unlimited capacity of debt, equity and hybrid offerings. The 2011 shelf registration will expire in November 2014.

In July 2012, we issued $250 million of 2.200% Senior Notes under the 2011 shelf registration, which are due on July 15, 2022 (2022 Senior Notes).

In July 2012, we issued $250 million of 3.600% Senior Notes under the 2011 shelf registration, which are due on July 15, 2042 (2042 Senior Notes).

Capital Expenditures: Our capital expenditures were $646 million in 2012, $540 million in 2011, and $755 million in 2010. The primary driver of this year’s increase relates to projects related to our Agricultural Productivity segment and plant expansions in Latin America and Europe. We expect fiscal year 2013 capital expenditures to be $800 million to $1 billion. The primary driver of this increase compared with 2012 is higher overall spending on projects related to our additional corn seed plant expansions in North America, Latin America and Europe.

MONSANTO COMPANY	2012 FORM 10-K

Healthcare Benefits: We are currently evaluating the impact of the Healthcare Acts. We recorded a tax charge of $8 million in 2010 due to the elimination of the tax benefit associated with the Medicare Part D subsidy included in the Healthcare Acts. We are still evaluating the other impacts from the Healthcare Acts, but we do not expect them to have a material impact on our consolidated financial statements in the short term. The longer term potential impacts of the Healthcare Acts to our consolidated financial statements are currently uncertain. We will continue to assess how the Healthcare Acts apply to us and how best to meet the stated requirements.

Pension Contributions: In addition to contributing amounts to our pension plans if required by pension plan regulations, we continue to also make discretionary contributions if we believe they are merited. Although contributions to the U.S. qualified plan were not required, we contributed $60 million in 2012, $266 million in 2011, and $105 million in 2010. For fiscal year 2013, contributions in the range of $60 million are planned for the U.S. qualified pension plan. Although the level of required future contributions is unpredictable and depends heavily on return on plan asset experience and interest rate levels, we expect to continue contributing to the plan on a regular basis in the near term.

In July 2012, the Surface Transportation Extension Act (the Act), also referred to as the Moving Ahead for Progress in the 21st Century Act, was passed by Congress and signed by the President. The Act includes pension funding stabilization provisions and specifically will impact the discount rate companies use to determine future funding requirements, which in turn could potentially reduce required pension contributions in the near term. Our fiscal year 2013 contribution range, noted above, takes into account the impact of the provisions of the Act.

Fiscal year 2013 pension expense will be determined using assumptions as of Aug. 31, 2012. Our expected rate of return on assets assumption will remain consistent at 7.50 percent for the U.S. Plan. This assumption was 7.50 percent in 2012, 7.50 percent in 2011, and 7.75 percent in 2010. To determine the rate of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. The U.S. qualified pension plan’s asset allocation as of Aug. 31, 2012, was approximately 54 percent equity securities, 41 percent debt securities and 5 percent other investments, in line with policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Although we do not currently expect to change the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a half-percent decrease in the expected return on plan assets would lower our fiscal year 2013 pre-tax income by approximately $9 million.

Our discount rate assumption for the 2013 U.S. pension expense is 3.44 percent. This assumption was 4.59 percent, 4.35 percent and 5.30 percent in 2012, 2011 and 2010, respectively. In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration of the pension obligations. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased accordingly. Holding all other assumptions constant, we estimate that a half-percent decrease in the discount rate will decrease our fiscal year 2013 pre-tax income by approximately $8 million. Our salary rate assumption as of Aug. 31, 2012, was approximately 4.0 percent. Holding all other assumptions constant, we estimate that a half-percent decrease in the salary rate assumption would increase our fiscal year 2013 pretax income by $3 million.

Share Repurchases: In April 2008, the board of directors authorized a share repurchase program of up to $800 million of our common stock over a three-year period. This repurchase program commenced Dec. 23, 2008, and was completed on Aug. 24, 2010. In 2010 and 2009, we purchased $531 million and $269 million, respectively, of our common stock. A total of 11.3 million shares have been repurchased under the April 2008 program.

In June 2010, the board of directors authorized a repurchase program of up to an additional $1 billion of our common stock over a three-year period beginning July 1, 2010. In 2012, 2011 and 2010, we purchased $432 million, $502 million and $1 million, respectively, of our common stock. A total of 13.7 million shares have been repurchased under the June 2010 program.

In June 2012, the board of directors authorized a new three-year repurchase program of up to an additional $1 billion of the company’s common stock. There were no other publicly announced plans outstanding as of Aug. 31, 2012. The timing and number of shares purchased in the future under the repurchase program, if any, depends upon capital needs, market conditions and other factors.

Dividends: We paid dividends totaling $642 million in 2012, $602 million in 2011, and $577 million in 2010. In August 2012, we increased our dividend 25 percent to $0.375 per share.

We continue to review our options for returning value to shareowners, including the possibility of a dividend increase and additional share repurchase programs.

MONSANTO COMPANY	2012 FORM 10-K

Divestiture: In October 2008, we consummated the sale of the Dairy business after receiving approval from the appropriate regulatory agencies and received $300 million in cash, and may receive additional contingent consideration. The contingent consideration is a 10-year earn-out with potential annual payments being earned by the company if certain revenue levels are exceeded.

2012 Acquisitions: In June 2012, we acquired 100 percent of the outstanding stock of Precision Planting, Inc., a planting technology developer based in Tremont, Illinois. Precision Planting develops technology to improve yields through on-farm planting performance. The acquisition of the company will become part of our Integrated Farming Systems unit, which utilizes advanced agronomic practices, seed genetics and innovative on-farm technology to deliver optimal yield to farmers while using fewer resources. The acquisition of Precision Planting qualifies as a business under the Business Combinations topic of the ASC. The total fair value of the acquisition was $255 million, including contingent consideration of $39 million, and the total cash paid for the acquisition was $209 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The contingent consideration is to be paid in cash if certain operational and financial milestones are met on or before Aug. 31, 2020, up to a maximum target of $40 million.

In September 2011, we acquired 100 percent of the outstanding stock of Beeologics, a technology start-up business based in Israel, which researches and develops biological tools to provide targeted control of pests and diseases. The acquisition of the company, which qualifies as a business under the Business Combinations topic of the ASC, will allow us to further explore the use of biologicals broadly in agriculture to provide farmers with innovative approaches to the challenges they face. We intend to use the base technology from Beeologics as a part of its continuing discovery and development pipeline. The total cash paid and the fair value of the acquisition was $113 million (net of cash acquired), and it was primarily allocated to goodwill and intangibles.

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

Contractual Obligations: We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments under contracts as of Aug. 31, 2012. See Note 26 — Commitments and Contingencies — for a further description of our contractual obligations.

MONSANTO COMPANY	2012 FORM 10-K

	Payments Due by Fiscal Year Ending Aug. 31,

							2018
(Dollars in millions)	Total	2013	2014	2015	2016	2017	beyond

Total Debt, including Capital Lease Obligations	$2,074	36	2	1	301	1	1,733
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	1,577	94	94	94	94	85	1,116
Operating Lease Obligations	363	96	79	57	44	33	54
Purchase Obligations:
Uncompleted additions to property	61	61	—	—	—	—	—
Commitments to purchase inventories	2,053	1,267	195	178	185	164	64
Commitments to purchase breeding research	715	55	55	55	55	55	440
R&D alliances and joint venture obligations	158	52	35	20	13	12	26
Other purchase obligations	10	8	2	—	—	—	—
Other Liabilities:
Postretirement and ESOP liabilities(2)	152	92	—	—	—	—	60
Unrecognized tax benefits(3)	233	1	—	—	—	—	—
Other liabilities	141	14	16	9	6	5	91

Total Contractual Obligations	$7,537	$1,776	$478	$414	$698	$355	$3,584

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2012.
(2)

Includes our planned pension and other postretirement benefit contributions for 2013. The actual amounts funded in 2013 may differ from the amounts listed above. Contributions in 2014 through 2018 are excluded as those amounts are unknown. Refer to Note 18 — Postretirement Benefits — Pensions — and Note 19 — Postretirement Benefits — Health Care and Other Postemployment Benefits — for more information. The 2018 and beyond amount relates to the ESOP enhancement liability balance. Refer to Note 20 — Employee Savings Plans — for more information.

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

Seasonality

Our fiscal year end of August 31 synchronizes our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. It provides a more complete picture of the North American and South American growing seasons in the same fiscal year. Sales by our Seeds and Genomics segment, and to a lesser extent, by our Agricultural Productivity segment, are seasonal. In fiscal year 2012, approximately 72 percent of our Seeds and Genomics segment sales occurred in the second and third quarters. This segment’s seasonality is primarily a function of the purchasing and growing patterns in North America. Agricultural Productivity segment sales were more evenly spread across our fiscal year quarters in 2012, with approximately 53 percent of these sales occurring in the second half of the year. Seasonality varies by the world areas where our Agricultural Productivity businesses operate. For example, the United States, Latin America and Europe were the largest contributors to Agricultural Productivity sales in 2012, and experienced most of their sales evenly across our fiscal quarters in 2012.

MONSANTO COMPANY	2012 FORM 10-K

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

We believe that our company is positioned to deliver value-added products to growers enabling us to grow our gross profit in the future. We expect to see strong cash flow in the future, and we remain committed to returning value to shareowners through vehicles such as investments that expand the business, dividends and share repurchases. We will remain focused on cost and cash management, both to support the progress we have made in managing our investment in working capital and to realize the full earnings potential of our businesses. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments.

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

Seeds and Genomics

Our capabilities in plant breeding and biotechnology research are generating a rich and balanced product pipeline that we expect will drive long-term growth. We plan to continue to invest in the areas of seeds, genomics and biotechnology and to invest in technology arrangements that have the potential to increase the efficiency and effectiveness of our R&D efforts. We believe that our seeds and traits businesses will have significant near-term growth opportunities through a combination of improved breeding and continued growth of stacked and second—and third—generation biotech traits.

We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. We plan to improve and grow our vegetable seeds business, which has a portfolio focused on 23 crops. We continue to apply our molecular breeding and marker capabilities to our vegetable seeds germplasm, which we expect will lead to business growth. The business integration into a global platform, along with a number of process improvements, has improved our ability to develop and deliver new, innovative products to our broad customer base. We plan to continue to pursue strategic acquisitions in our seed businesses to grow our branded seed share, expand our germplasm library and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.

MONSANTO COMPANY	2012 FORM 10-K

Commercialization of second- and third-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. In 2012, we saw higher-value, stacked-trait products representing a larger share of our total U.S. corn seed sales than we did in 2011. We experienced an increase in competition in biotechnology as more competitors launched traits in the United States and internationally. Acquisitions may also present mid-to-longer term opportunities to increase penetration of our traits. We believe our competitive position continues to enable us to deliver second- and third-generation traits when our competitors are delivering their first-generation traits.

Full regulatory approval was received for a five percent refuge-in-a-bag (RIB) seed blend from the U.S. Environmental Protection Agency (EPA) and the Canadian Food Inspection Agency (CFIA) for Genuity SmartStax RIB Complete corn and Genuity VT Double PRO RIB Complete providing a single bag solution enabling farmers in the Corn Belt to plant corn without a separate refuge. The U.S. EPA in August 2012 has granted registration for 10 percent Genuity VT Triple PRO RIB Complete corn. With this approval, all of the products in Monsanto’s reduced-refuge corn family now are RIB enabled for the U.S. Corn Belt. Genuity VT Triple PRO RIB Complete corn is expected to be broadly available to U.S. farmers in 2013.

Notwithstanding continuing and varied legal challenges by private and governmental parties in Brazil and pending resolution of the temporary suspension described below, we expect to continue to operate our business model of collecting on the sale of certified seeds, our point-of-delivery payment system (Roundup Ready soybeans, and in the future Intacta RR2 PRO soybeans) and our indemnification collection system (Bollgard cotton) to ensure that we capture value on all of our Roundup Ready soybeans and Bollgard cotton crops grown there. In one such legal challenge, a court ruling in Brazil challenged the collectability of certain royalties for Roundup Ready soybeans through the point-of-delivery system. Subsequently, an appeals court in Brazil recently issued a preliminary injunction resulting in the suspension of a lower state court ruling and maintaining such royalty collections while the full case continues on appeal. Additional legal actions have also been filed in Brazil that raise similar issues and additional appellate intervention is occurring which may impact royalty collection pending appeal. In Oct. 2012, Monsanto temporarily suspended its royalty collection and point-of-delivery payment system in Brazil pending the outcome of one such appeal from an action arising in Mato Grosso. Income is expected to grow in Brazil as farmers choose to plant more of our approved traits in soybeans, corn and cotton. Although Brazilian law clearly states that the pipeline patents protecting these products have the duration of the corresponding U.S. patent (2014 for Roundup Ready soybeans), the duration (and application) of these pipeline patents is currently under judicial review in Brazil. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil against such volatility.

During 2007, we announced a long-term joint R&D and commercialization collaboration in plant biotechnology with BASF that will focus on high-yielding crops and crops that are tolerant to adverse conditions such as drought. We have completed all North American and key import country regulatory submissions for the first biotech drought-tolerant corn product. Necessary approvals have been obtained for on-farm testing plots that were planted in 2012 to obtain on-farm data useful for the expected full-scale U.S. launch in 2013. Remaining regulatory import approvals needed for full-scale launch are pending but expected by the 2013 planting season. Over the life of the collaboration, we and BASF will dedicate a joint budget of potentially $2.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton, canola and wheat.

Our international traits businesses, in particular, will probably continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic and political environments. Although we see growth potential in our India cotton business with the ongoing conversion to higher planting rates with hybrids and Bollgard II cotton, this business is currently operating under existing state governmental pricing directives and there is a potential for new state governmental pricing directives that we believe limit near-term earnings potential in India.

Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. We do not plan to collect on first generation Roundup Ready soybeans. We are preparing for a potential launch of Intacta RR2 PRO soybeans provided we can achieve more certainty that we will be compensated for providing the technology. To achieve this, we are pursuing grower and grain handler agreements. Intacta RR2 PRO technology has been approved for commercial planting in Argentina by the Ministry of Agriculture which gives us the possibility to expand our field trials and obtain more information about the benefits of the technology in the different regions and environments in Argentina. This approval does not imply a commercial launch.

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

MONSANTO COMPANY	2012 FORM 10-K

Safety Authority (EFSA) issued an opinion that the French suspension is not supported on a scientific basis. The case was referred to the European Court of Justice (ECJ) and on Sept. 8, 2011, the ECJ ruled that the French ban was illegal and that a ban can be invoked only in circumstances that are likely to constitute a clear and serious risk to human health, animal health or the environment. On Nov. 28, 2011, the Conseil d’Etat ordered the French government to cancel the ban imposed on genetically-modified corn crops in 2008. The court ruled that the agriculture ministry had not established high risk to the environment or health and thus lacked scientific basis for the ban. On Mar. 16, 2012, the French Government announced a new temporary suspension of the cultivation of MON810 corn in France. On May 21, 2012, EFSA published their opinion on the MON810 French ban concluding that there is no specific scientific evidence, in terms of risk to human and animal health or the environment, that would support the ban and that would invalidate its previous risk assessments of maize MON810. On Apr. 17, 2009, Germany undertook a procedural action under European law and banned the planting of YieldGard Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, the sales or planting of MON810 products in Germany were suspended. The court proceedings are postponed pending the outcome of administrative proceedings. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked procedural measures but we have focused our legal challenges to those countries with significant corn plantings.

On Sept. 4, 2007, we received a civil investigative demand from the Iowa Attorney General seeking information regarding the production and marketing of glyphosate and the development, production, marketing, or licensing of soybean, corn or cotton germplasm containing transgenic traits. Iowa coordinated this inquiry with several other states. We have fully cooperated with this investigation and complied with all requests. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.

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

The staff of the SEC is conducting an investigation of financial reporting associated with our customer incentive programs for glyphosate products for the fiscal years 2009 and 2010, and we have received subpoenas in connection therewith. We are cooperating with the investigation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 — Significant Accounting Policies. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosures regarding them, with the audit and finance committee of our board of directors, and do so on a regular basis.

We believe that the following estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our results of operations, financial condition or changes in financial condition for the current period could have been materially different from those presented.

MONSANTO COMPANY	2012 FORM 10-K

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

Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. We estimate the fair value of our reporting units by applying discounted cash flow methodologies. A discounted cash flow analysis requires us to make various judgmental estimates and assumptions that include, but are not limited to, sales growth, gross profit margin rates and discount rates. Discount rates were evaluated by reporting segment to account for differences in inherent industry risk. Sales growth and gross profit margin assumptions were based on our long range plan.

The annual goodwill impairment tests were performed as of Mar. 1, 2012, and Mar. 1, 2011. No indications of goodwill impairment existed as of either date. The results of management’s Mar. 1, 2012, goodwill impairment test indicated that all reporting units had a calculated fair value greater than 10% in excess of its carrying value. In 2012 and 2011, we recorded goodwill related to our acquisitions (see Note 4 — Business Combinations). As part of the annual goodwill impairment tests, we compared our total market capitalization with the aggregate estimated fair value of our reporting units to ensure that significant differences are understood. At Mar. 1, 2012, and Mar. 1, 2011, our market capitalization exceeded the aggregate estimated fair value of our reporting units. Future declines in the fair value of our reporting units could result in an impairment of goodwill and reduce net income.

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

Under the Income Taxes topic of the ASC, in order to recognize the benefit of an uncertain tax position, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the position. Tax authorities regularly examine the company’s returns in the jurisdictions in which we do business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax positions are adequate as of Aug. 31, 2012.

As of Aug. 31, 2012, management has recorded deferred tax assets of approximately $522 million in Brazil primarily related to net operating loss carryforwards (NOLs) that have no expiration date. We also had available approximately $80 million of U.S. foreign tax credit carryforwards. Management continues to believe it is more likely than not that we will realize our deferred tax assets in Brazil and the United States.

Revenue Recognition: Monsanto sells its products directly to customers as well as through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred.

We record reductions to revenue for estimated customer sales returns, marketing programs, and certain other customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. The primary factors affecting our accrual for estimated customer returns include estimated return rates as well as the number of units shipped that have a right of return. At least each quarter, we re-evaluate our estimates to assess the adequacy of our recorded accruals for customer returns and allowance for doubtful accounts, and adjust the amounts as necessary. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive. Management’s estimates are based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, Monsanto would be required to record additional reductions to revenue, which would have a negative impact on our results of operations.

MONSANTO COMPANY	2012 FORM 10-K

Customer Incentive Programs: Customer incentive program costs are recorded in accordance with the Revenue Recognition topic of the ASC, based upon specific performance criteria met by our customers, such as purchase volumes, promptness of payment and market share increases. The cost of customer incentive programs is recorded in net sales in the Statements of Consolidated Operations. As actual customer incentive program expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience and market research) is used as a basis for recording customer incentive program liabilities. Management analyzes and reviews the customer incentive program balances on a quarterly basis, and adjustments are recorded as appropriate. In 2010 and 2009, we executed customer incentive programs that provided certain customers price protection consideration if standard purchase prices fell lower than the price the distributor paid on eligible products. Accordingly, we evaluated the impacts of these programs on revenue recognition, and recorded revenue when all recognition criteria were met. No similar programs were executed in fiscal year 2011 or 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effect of interest rate changes, foreign currency fluctuations, changes in commodity, equity and debt securities prices. Market risk represents the risk of a change in the value of a financial instrument, derivative or nonderivative, caused by fluctuations in interest rates, currency exchange rates, and commodity, equity and debt securities prices. Monsanto handles market risk in accordance with established policies by engaging in various derivative transactions. Such transactions are not entered into for trading purposes.

See Note 2 — Significant Accounting Policies, Note 16 — Fair Value Measurements —and Note 17 — Financial Instruments — to the consolidated financial statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.

The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2012, that are sensitive to changes in interest rates, currency exchange rates, and commodity and equity and debt securities prices. Actual changes may prove to be greater or less than those hypothesized.

Changes in Interest Rates: Our interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. Most of our debt as of Aug. 31, 2012, consisted of fixed-rate long-term obligations.

Market risk with respect to interest rates is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. The fair values of our investments and debt are based on quoted market prices or discounted future cash flows. As the carrying amounts on short-term debt and investments maturing in less than 360 days and the carrying amounts of variable-rate medium-term notes approximate their respective fair values, a one percentage point change in the interest rates would not result in a material change in the fair value of our debt and investments portfolio.

In July 2005, we issued $400 million of 5.500% Senior Notes due 2035. As of Aug. 31, 2012, the fair value of the 5.500% 2035 Senior Notes was $494 million. A one percentage point change in the interest rates would change the fair value of the 5.500% 2035 Senior Notes by $76 million.

In August 2005, we issued $314 million of 5.500% Senior Notes due 2025. As of Aug. 31, 2012, the fair value of the 5.500% 2025 Senior Notes was $395 million. A one percentage point change in the interest rates would change the fair value of the 5.500% 2025 Senior Notes by $41 million.

In April 2008, we issued $300 million of 5.125% Senior Notes due 2018. As of Aug. 31, 2012, the fair value of the 5.125% 2018 Senior Notes was $353 million. A one percentage point change in the interest rates would change the fair value of the 5.125% 2018 Senior Notes by $18 million.

In April 2008, we issued $250 million of 5.875% Senior Notes due 2038. As of Aug. 31, 2012, the fair value of the 5.875% 2038 Senior Notes was $329 million. A one percentage point change in the interest rates would change the fair value of the 5.875% 2038 Senior Notes by $54 million.

MONSANTO COMPANY	2012 FORM 10-K

In April 2011, we issued $300 million of 2.750% Senior Notes due 2016. As of Aug. 31, 2012, the fair value of the 2.750% 2016 Senior Notes was $318 million. A one percentage point change in the interest rates would change the fair value of the 2.750% 2016 Senior Notes by $11 million.

In July 2012, we issued $250 million of 2.200% Senior Notes due 2022. As of Aug. 31, 2012, the fair value of the 2.200% 2022 Senior Notes was $251 million. A one percentage point change in the interest rates would change the fair value of the 2.200% 2022 Senior Notes by $23 million.

In July 2012, we issued $250 million of 3.600% Senior Notes due 2042. As of Aug. 31, 2012, the fair value of the 3.600% 2042 Senior Notes was $254 million. A one percentage point change in the interest rates would change the fair value of the 3.600% 2042 Senior Notes by $53 million.

Foreign Currency Fluctuations: In managing foreign currency risk, we focus on reducing the volatility in consolidated cash flow and earnings caused by fluctuations in exchange rates. We use foreign currency forward exchange contracts and foreign currency options to manage the net currency exposure, in accordance with established hedging policies. We hedge recorded commercial transaction exposures, intercompany loans, net investments in foreign subsidiaries, and forecasted transactions. The company’s significant hedged positions included the European euro, the Canadian dollar, the Mexican peso, the Australian dollar, and the Brazilian real. Unfavorable currency movements of 10 percent would negatively affect the fair values of the derivatives held to hedge currency exposures by $103 million.

Changes in Commodity Prices: We use futures contracts to protect itself against commodity price increases and uses options contracts to limit the unfavorable effect that price changes could have on these purchases. Our futures contracts are accounted for as cash flow hedges and are mainly in the Seeds and Genomics segment. Our option contracts do not qualify for hedge accounting under the provisions specified by the Derivatives and Hedging topic of the ASC. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. In addition, we collect payments on certain customer accounts in grain, and enter into forward sales contracts to mitigate the commodity price exposure. A 10 percent decrease in the prices would have a negative effect on the fair value of these instruments of $57 million. We also use natural gas, diesel and ethylene swaps to manage energy input costs and raw material costs. A 10 percent decrease in the price of these swaps would have a negative effect on the fair value of these instruments of $10 million.

Changes in Equity and Debt Securities Prices: We also have investments in marketable equity and debt securities. All such investments are classified as long-term available-for-sale investments. The fair value of these investments is $36 million as of Aug. 31, 2012. These securities are listed on a stock exchange, quoted in an over-the-counter market or measured using an independent pricing source and adjusted for expected future credit losses. If the market price of the marketable equity and debt securities should decrease by 10 percent, the fair value of the equities and debt would decrease by $4 million. See Note 12 — Investments and Equity Affiliates — for further details.

MONSANTO COMPANY	2012 FORM 10-K

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

Management is also responsible for establishing and maintaining an effective system of internal control over financial reporting. The purpose of this system is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to high standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. Management seeks to maintain the effectiveness of internal control over financial reporting by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits. See Management’s Annual Report on Internal Control over Financial Reporting for Management’s conclusion of the effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2012.

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

/s/ Hugh Grant

Hugh Grant

Chairman and Chief Executive Officer

/s/ Pierre Courduroux

Pierre Courduroux

Senior Vice President and Chief Financial Officer

Oct. 19, 2012

MONSANTO COMPANY	2012 FORM 10-K

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

In conducting our evaluation of the effectiveness of our internal control over financial reporting as of Aug. 31, 2012, we have excluded the acquisition of Precision Planting, Inc., as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The acquisition was completed in the fourth quarter of 2012 and in total constituted less than two percent of total assets as of Aug. 31, 2012, and less than one percent of total revenues for the fiscal year then ended. See Note 4 – Business Combinations – for further discussion of this acquisition and its impact on Monsanto’s Consolidated Financial Statements.

Based on our evaluation under the COSO framework, management concluded that the company maintained effective internal control over financial reporting as of Aug. 31, 2012.

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

/s/ Hugh Grant

Hugh Grant

Chairman and Chief Executive Officer

/s/ Pierre Courduroux

Pierre Courduroux

Senior Vice President and Chief Financial Officer

Oct. 19, 2012

MONSANTO COMPANY	2012 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners of Monsanto Company:

We have audited the internal control over financial reporting of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Precision Planting, Inc. which was acquired in the fourth quarter of 2012 and whose financial statements constitute less than two percent of total assets as of August 31, 2012 and less than one percent of total revenues for the year ended August 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Precision Planting, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of August 31, 2012 and the related statements of consolidated operations, comprehensive income, cash flows, and shareowners’ equity for the year ended August 31, 2012, of the Company and our report dated October 19, 2012 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s retrospective adoption during the year ended August 31, 2012 of new accounting guidance for the presentation of comprehensive income.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

October 19, 2012

MONSANTO COMPANY	2012 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners of Monsanto Company:

We have audited the accompanying statements of consolidated financial position of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2012 and 2011, and the related statements of consolidated operations, comprehensive income, cash flows and shareowners’ equity for each of the three years in the period ended August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, during the year ended August 31, 2012, the Company retrospectively adopted new accounting guidance related to the presentation of comprehensive income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 19, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

October 19, 2012

MONSANTO COMPANY	2012 FORM 10-K

Statements of Consolidated Operations

	Year Ended Aug. 31,

(Dollars in millions, except per share amounts)	2012	2011	2010

Net Sales	$13,504	$11,822	$10,483
Cost of goods sold	6,459	5,743	5,416

Gross Profit	7,045	6,079	5,067
Operating Expenses:
Selling, general and administrative expenses	2,390	2,190	2,049
Research and development expenses	1,517	1,386	1,205
Restructuring charges, net	(10)	1	210

Total Operating Expenses	3,897	3,577	3,464
Income from Operations	3,148	2,502	1,603
Interest expense	191	162	162
Interest income	(77)	(74)	(56)
Other expense, net	46	40	7

Income from Continuing Operations Before Income Taxes	2,988	2,374	1,490
Income tax provision	901	717	379

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	2,087	1,657	1,111

Discontinued Operations:
Income from operations of discontinued businesses	10	3	4
Income tax provision	4	1	—

Income on Discontinued Operations	6	2	4

Net Income	2,093	1,659	1,115

Less: Net income attributable to noncontrolling interest	48	52	19

Net Income Attributable to Monsanto Company	$2,045	$1,607	$ 1,096

Amounts Attributable to Monsanto Company:
Income from continuing operations	$2,039	$1,605	$ 1,092
Income on discontinued operations	6	2	4

Net Income Attributable to Monsanto Company	$2,045	$1,607	$ 1,096

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.82	$2.99	$ 2.01
Income on discontinued operations	0.01	0.01	0.01

Net Income Attributable to Monsanto Company	$3.83	$3.00	$ 2.02

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.78	$2.96	$ 1.99
Income on discontinued operations	0.01	—	—

Net Income Attributable to Monsanto Company	$3.79	$2.96	$ 1.99

Weighted Average Shares Outstanding:
Basic	534.1	536.5	543.7
Diluted	540.2	542.4	550.8

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2012 FORM 10-K

Statements of Consolidated Comprehensive Income

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

Comprehensive Income Attributable to Monsanto Company
Net income attributable to Monsanto Company	$2,045	$1,607	$1,096
Other comprehensive income (loss), net of tax:
Foreign currency translation	(872)	510	(99)
Postretirement benefit plan activity, net of tax of $(10), $98, and $(75), respectively	(19)	160	(113)
Unrealized net losses on investment holdings, net of tax of $0, $0, and $(2), respectively	—	—	(4)
Realized net losses on investment holdings, net of tax of $3, $0, and $6, respectively	5	—	10
Unrealized net derivative gains, net of tax of $6, $77, and $(7), respectively	16	110	5
Realized net derivative (gains) losses, net of tax of $(35), $5, and $39, respectively	(50)	1	48

Total other comprehensive income (loss), net of tax	(920)	781	(153)

Comprehensive income attributable to Monsanto Company	1,125	2,388	943

Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	48	52	19
Other comprehensive income (loss), net of tax:
Foreign currency translation	(40)	4	(1)

Total other comprehensive income (loss), net of tax	(40)	4	(1)

Comprehensive income attributable to noncontrolling interests	8	56	18

Total Comprehensive Income	$1,133	$2,444	$ 961

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2012 FORM 10-K

Statements of Consolidated Financial Position

	As of Aug. 31,

(Dollars in millions, except share amounts)	2012	2011

Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2012: $120 and 2011: $96)	$3,283	$ 2,572
Short-term investments	302	302
Trade receivables, net (variable interest entities restricted - 2012: $52 and 2011: $51)	1,897	2,117
Miscellaneous receivables	620	629
Deferred tax assets	534	446
Inventory, net	2,839	2,591
Other current assets	183	152

Total Current Assets	9,658	8,809
Total property, plant and equipment	8,835	8,697
Less: Accumulated depreciation	4,470	4,303

Property, Plant and Equipment, Net	4,365	4,394
Goodwill	3,435	3,365
Other Intangible Assets, Net	1,237	1,309
Noncurrent Deferred Tax Assets	551	873
Long-Term Receivables, Net	376	475
Other Assets	602	619

Total Assets	$20,224	$19,844

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$36	$ 678
Accounts payable	794	839
Income taxes payable	75	117
Accrued compensation and benefits	546	427
Accrued marketing programs	1,281	1,110
Deferred revenues	396	373
Grower production accruals	194	87
Dividends payable	200	161
Customer payable	14	94
Restructuring reserves	—	24
Miscellaneous short-term accruals	685	819

Total Current Liabilities	4,221	4,729
Long-Term Debt	2,038	1,543
Postretirement Liabilities	543	509
Long-Term Deferred Revenue	245	337
Noncurrent Deferred Tax Liabilities	313	152
Long-Term Portion of Environmental and Litigation Liabilities	213	176
Other Liabilities	615	682
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 596,136,929 and 591,516,732 shares, respectively
Outstanding 534,373,880 and 535,297,120 shares, respectively	6	6
Treasury stock 61,763,049 and 56,219,612 shares, respectively, at cost	(3,045)	(2,613)
Additional contributed capital	10,371	10,096
Retained earnings	5,537	4,174
Accumulated other comprehensive loss	(1,036)	(116)
Reserve for ESOP debt retirement	—	(2)

Total Monsanto Company Shareowners’ Equity	11,833	11,545

Noncontrolling Interest	203	171

Total Shareowners’ Equity	12,036	11,716

Total Liabilities and Shareowners’ Equity	$20,224	$19,844

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2012 FORM 10-K

Statements of Consolidated Cash Flows

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

Operating Activities:
Net Income	$2,093	$1,659	$1,115
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	622	613	602
Bad-debt expense	3	3	58
Stock-based compensation expense	128	104	102
Excess tax benefits from stock-based compensation	(50)	(36)	(43)
Deferred income taxes	242	135	22
Restructuring charges, net	(10)	1	210
Equity affiliate income, net	(19)	(21)	(29)
Net gain on sales of a business or other assets	(4)	(5)	(3)
Other items	158	81	49
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	89	(310)	(22)
Inventory, net	(422)	156	221
Deferred revenues	(43)	62	(89)
Accounts payable and other accrued liabilities	430	894	(395)
Restructuring cash payments	(12)	(183)	(263)
Pension contributions	(83)	(291)	(134)
Net investment hedge settlement	—	—	(4)
Other items	(71)	(48)	1

Net Cash Provided by Operating Activities	3,051	2,814	1,398

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(746)	(732)	—
Maturities of short-term investments	746	430	—
Capital expenditures	(646)	(540)	(755)
Acquisition of businesses, net of cash acquired	(322)	(99)	(57)
Purchases of long-term debt and equity securities	—	—	(39)
Technology and other investments	(77)	(55)	(33)
Other investments and property disposal proceeds	11	21	50

Net Cash Required by Investing Activities	(1,034)	(975)	(834)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(116)	69	48
Short-term debt proceeds	30	84	75
Short-term debt reductions	(42)	(74)	(101)
Long-term debt proceeds	499	299	—
Long-term debt reductions	(629)	(193)	(4)
Payments on other financing	—	(1)	(1)
Debt issuance costs	(5)	(5)	—
Treasury stock purchases	(432)	(502)	(532)
Stock option exercises	117	65	56
Excess tax benefits from stock-based compensation	50	36	43
Tax withholding on restricted stock and restricted stock units	(19)	(4)	—
Dividend payments	(642)	(602)	(577)
Proceeds from noncontrolling interest	101	69	—
Dividend payments to noncontrolling interests	(77)	(105)	(45)

Net Cash Required by Financing Activities	(1,165)	(864)	(1,038)

Cash Assumed from Initial Consolidations of Variable Interest Entities	—	77	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(141)	35	3

Net Increase (Decrease) in Cash and Cash Equivalents	711	1,087	(471)
Cash and Cash Equivalents at Beginning of Period	2,572	1,485	1,956

Cash and Cash Equivalents at End of Period	$3,283	$2,572	$1,485

See Note 25 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2012 FORM 10-K

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners

(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Reserve for ESOP Debt	Non- Controlling Interest	Total

Balance as of Sept. 1, 2009	$ 6	$(1,577)	$ 9,695	$2,665	$(744)	$ (6)	$ 69	$10,108
Net income	—	—	—	1,096	—	—	19	1,115
Other comprehensive loss for 2010	—	—	—	—	(153)	—	(1)	(154)
Treasury stock purchases	—	(533)	—	—	—	—	—	(533)
Restricted stock withholding	—	—	(6)	—	—	—	—	(6)
Issuance of shares under employee stock plans	—	—	56	—	—	—	—	56
Excess tax benefits from stock-based compensation	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	108	—	—	—	—	108
Cash dividends of $1.08 per common share	—	—	—	(583)	—	—	—	(583)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Donation of noncontrolling interest	—	—	—	—	—	—	2	2

Balance as of Aug. 31, 2010	$ 6	$(2,110)	$ 9,896	$3,178	$(897)	$ (4)	$ 44	$10,113
Net income	—	—	—	1,607	—	—	52	1,659
Other comprehensive income for 2011	—	—	—	—	781	—	4	785
Treasury stock purchases	—	(503)	—	—	—	—	—	(503)
Restricted stock withholding	—	—	(4)	—	—	—	—	(4)
Issuance of shares under employee stock plans	—	—	65	—	—	—	—	65
Excess tax benefits from stock-based compensation	—	—	36	—	—	—	—	36
Stock-based compensation expense	—	—	103	—	—	—	—	103
Cash dividends of $1.14 per common share	—	—	—	(611)	—	—	—	(611)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(105)	(105)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Proceeds of noncontrolling interest	—	—	—	—	—	—	69	69
Consolidation of VIEs	—	—	—	—	—	—	107	107

Balance as of Aug. 31, 2011	$ 6	$(2,613)	$10,096	$4,174	$(116)	$ (2)	$171	$11,716

(1)	See Note 23 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2012 FORM 10-K

Statements of Consolidated Shareowners’ Equity (continued)

	Monsanto Shareowners

(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Reserve for ESOP Debt	Non-Controlling Interest	Total

Balance as of Aug. 31, 2011	$ 6	$(2,613)	$10,096	$4,174	$ (116)	$ (2)	$ 171	$11,716
Net income	—	—	—	2,045	—	—	48	2,093
Other comprehensive loss for 2012	—	—	—	—	(920)	—	(40)	(960)
Treasury stock purchases	—	(432)	—	—	—	—	—	(432)
Restricted stock withholding	—	—	(19)	—	—	—	—	(19)
Issuance of shares under employee stock plans	—	—	117	—	—	—	—	117
Excess tax benefits from stock-based compensation	—	—	50	—	—	—	—	50
Stock-based compensation expense	—	—	127	—	—	—	—	127
Cash dividends of $1.28 per common share	—	—	—	(682)	—	—	—	(682)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(77)	(77)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Proceeds from noncontrolling interest	—	—	—	—	—	—	101	101

Balance as of Aug. 31, 2012	$ 6	$(3,045)	$10,371	$5,537	$(1,036)	$ —	$ 203	$12,036

(1)	See Note 23 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto’s seeds, biotechnology trait products and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.

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

On September 1, 2010, Monsanto prospectively adopted the accounting standard update regarding improvements to financial reporting by enterprises involving variable interest entities (VIEs). This ASC requires former qualifying Special Purpose Entities (SPE) to be evaluated for consolidation and also changed the approach to determining a VIE’s primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. Arrangements with business enterprises are evaluated, and those in which Monsanto is determined to be the primary beneficiary are consolidated. See Note 8 — Variable Interest Entities — for a description of consolidated and non-consolidated VIEs.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, income tax liabilities and assets and related valuation allowances, asset impairments, valuations of goodwill and other intangible assets, employee benefit plan assets and liabilities, value of equity-based awards, marketing program liabilities, grower accruals (an estimate of amounts payable to farmers who grow seed for Monsanto), restructuring reserves, self-insurance reserves, environmental reserves, deferred revenue, contingencies, litigation, incentives and the allocation of corporate costs to segments. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect income financial position, or cash flows.

Revenue Recognition

The company derives most of its revenue from three main sources: sales of branded conventional seed and branded seed with biotechnology traits; royalties and license revenues from licensed biotechnology traits and genetic material; and sales of agricultural chemical products. Monsanto follows the Revenue Recognition topic of the ASC.

Revenues from all branded seed sales are recognized when the title to the products is transferred. The company recognizes revenue on products it sells to distributors when, according to the terms of the sales agreement, delivery has occurred, performance is complete, expected returns can be reasonably estimated and pricing is fixed or determinable at the time of sale. When the right of return exists in the company’s seed business, sales revenues are reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand.

The Revenue Recognition topic of the ASC affects Monsanto’s recognition of license revenues from biotechnology traits sold through third-party seed companies. Trait royalties and license revenues are recorded when earned, usually when the third-party seed companies sell their seeds containing Monsanto traits to growers. Primarily in Brazil, Monsanto has a point-of-delivery collection system for certain royalties for Roundup Ready soybeans. Revenue is recorded when the grain containing Roundup Ready technology is delivered and commercialized at the grain handlers and the collection cycle is complete.

Revenues for agricultural chemical products are recognized when title to the products is transferred. The company recognizes revenue on products it sells to distributors when, according to the terms of the sales agreements, delivery has occurred, performance is complete, no right of return exists and pricing is fixed or determinable at the time of sale.

There are several additional conditions for recognition of revenue including that the collection of sales proceeds must be reasonably assured based on historical experience and current market conditions and that there must be no further performance obligations under the sale or the royalty or license agreement.

To reduce credit exposure in Latin America, Monsanto collects payments on certain customer accounts in grain. In those circumstances in Argentina when Monsanto participates in the negotiation of the forward sales contract, Monsanto records revenue and related cost of sale for the grain on a net basis. In those circumstances in Brazil when Monsanto does not participate in the negotiation of the forward sales contract and does not take physical custody of the grain or assume the associated inventory risk, Monsanto does not record revenue or the related cost of sales for the grain. Such payments in grain are negotiated at or near the time Monsanto’s products are sold to the customers and are valued at the prevailing grain commodity prices. By entering into forward sales contracts with grain merchants, Monsanto mitigates the commodity price exposure from the time a contract is signed with a customer until the time a grain merchant collects the grain from the customer on Monsanto’s behalf. The grain merchant converts the grain to cash for Monsanto. These forward sales contracts do not qualify for hedge accounting under the Derivatives and Hedging topic of the ASC. Accordingly, the gain or loss on these derivatives is recognized in current earnings.

Promotional, Advertising and Customer Incentive Program Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Advertising costs were $87 million, $100 million and $120 million in 2012,

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

2011 and 2010, respectively. Customer incentive program costs are recorded in accordance with the Revenue Recognition topic of the ASC, based on specific performance criteria met by our customers, such as purchase volumes, promptness of payment and market share increases. The cost of customer incentive programs is generally recorded in net sales in the Statements of Consolidated Operations. As actual customer incentive program expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience and market research) is used as a basis for recording customer incentive program liabilities. Management analyzes and reviews the customer incentive program balances on a quarterly basis and adjustments are recorded as appropriate. In fiscal year 2010, the company executed customer incentive programs that provided certain customers price protection consideration if standard purchase prices fall lower than the price the distributor paid on eligible products. Accordingly, the company evaluated the impacts of these programs on revenue recognition, and recorded revenue when all revenue recognition criteria were met. Under certain customer incentive programs, product performance and variations in weather can result in free product to customers. The associated cost of this free product is recognized as cost of goods sold in the Statements of Consolidated Operations.

Research and Development Costs

The company accounts for research and development (R&D) costs in accordance with the Research and Development topic of the ASC. Under the Research and Development topic of the ASC, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results are achieved. Acquired in process research and development (IPR&D) costs without alternative uses are recorded on the Statements of Consolidated Financial Position as indefinite-lived intangible assets. The costs of purchased IPR&D that have alternative future uses are capitalized and amortized over the estimated useful life of the asset. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to R&D expenses. In fiscal year 2007, Monsanto and BASF announced a long-term joint R&D and commercialization collaboration in plant technology that focuses on high-yielding crops and crops that are tolerant to adverse conditions. The collaboration resulted in shared R&D costs. Only Monsanto’s portion has been included in research and development expenses in the Statements of Consolidated Operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2012, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.

Under the Income Tax topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of Aug. 31, 2012, and Aug. 31, 2011.

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Variances, exclusive of abnormally low volume and operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity. The cost of the Agricultural Productivity segment inventories in the United States (approximately eight percent of total company inventory as of Aug. 31, 2012, and 10 percent as of Aug. 31, 2011) is determined by using the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside of the United States, as well as supplies inventories in the United States, is determined by using the first-in, first-out (FIFO) method; FIFO is used outside of the United States because the requirements in the countries where Monsanto maintains inventories generally do not allow the use of the LIFO method. Inventories at FIFO approximate current cost.

In accordance with the Inventory topic of the ASC, Monsanto records abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges and allocates fixed production overhead to the costs of conversion based on the normal capacity of the production facilities.

Monsanto establishes allowances for obsolescence of inventory equal to the difference between the cost of inventory (if higher) and the estimated market value, based on assumptions about future demand and market conditions. The company regularly evaluates the adequacy of our inventory obsolescence reserves. If economic and market conditions are different from those anticipated, inventory obsolescence could be materially different from the amounts provided for in the company’s consolidated financial statements. If inventory obsolescence is higher than expected, cost of goods sold will be increased, and inventory, net income, and shareowners’ equity will be reduced.

Goodwill

Monsanto follows the guidance of the Business Combinations topic of the ASC, in recording the goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.

Under the Intangibles – Goodwill and Other topic of the ASC goodwill is not amortized and is subject to annual impairment tests. A fair-value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the company’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized assets and liabilities of the reporting unit. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of Mar. 1, 2012. See Note 11 — Goodwill and Other Intangible Assets — for further discussion of the annual impairment test.

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and improvements are capitalized; these include all material, labor and engineering costs to design, install or improve the asset and interest costs on construction projects. Such costs are not depreciated until the assets are placed in service. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset — weighted-average periods of approximately 25 years for buildings, 10 years for machinery and equipment and five years for software. In compliance with the Property, Plant and Equipment topic of the ASC, long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows.

Monsanto follows the Asset Retirement and Environmental Obligations topic of the ASC, which addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Monsanto has asset retirement obligations with carrying amounts totaling $79 million and $71 million as of Aug. 31, 2012, and Aug. 31, 2011, respectively, primarily relating to its manufacturing facilities. The change in carrying value as of Aug. 31, 2012, consisted of $6 million for accretion expense and $2 million in increased costs.

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Significant translation exposures include the Brazilian real, the European euro, the Mexican peso, the Canadian dollar, the Australian dollar, and the Romanian leu. Currency restrictions are not expected to have a significant effect on Monsanto’s cash flow, liquidity or capital resources.

Derivatives and Other Financial Instruments

Monsanto uses financial derivative instruments to limit its exposure to changes in foreign currency exchange rates, commodity prices and interest rates. Monsanto does not use financial derivative instruments for the purpose of speculating in foreign currencies, commodities or interest rates. Monsanto continually monitors its underlying market risk exposures and believes that it can modify or adapt its hedging strategies as needed.

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

Changes in the fair value of a derivative that is highly effective, and that is designated as and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period net income. Changes in the fair value of a derivative that is highly effective, and that is designated as and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss until net income is affected by the variability from cash flows of the hedged item. Any hedge ineffectiveness is included in current-period net income. Changes in the fair value of a derivative that is highly effective, and that is designated as and qualifies as a foreign-currency hedge, are recorded either in current-period net income or in accumulated other comprehensive loss, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge. Changes in the fair value of a derivative that is highly effective, and that is designated as a foreign-currency hedge of the net investment in a foreign subsidiary, are recorded in the accumulated foreign currency translation. Changes in the fair value of derivative instruments not designated as hedges are reported in current-period net income.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto formally and contemporaneously documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and its strategy for undertaking various hedge transactions. This includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges either to specific assets and liabilities on the Statements of Consolidated Financial Position, or to firm commitments or forecasted transactions. Monsanto formally assesses a hedge at its inception and on an ongoing basis thereafter to determine whether the hedging relationship between the derivative and the hedged item is still highly effective, and whether it is expected to remain highly effective in future periods, in offsetting changes in fair value or cash flows. When derivatives cease to be highly effective hedges, Monsanto discontinues hedge accounting prospectively.

NOTE 3. NEW ACCOUNTING STANDARDS

In December 2011, the FASB issued an amendment to the Balance Sheet topic of the ASC, which requires entities to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. Generally Accepted Accounting Principles and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after Jan. 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, Monsanto will adopt this amendment in the first quarter of fiscal year 2014. The company is currently evaluating the impact of adoption on the consolidated financial statements.

In September 2011 and July 2012, the FASB issued amendments to the Intangibles-Goodwill and Other topic of the ASC. Prior to these amendments the company performs a two-step test as outlined by the ASC. Step one of the two-step goodwill and indefinite-lived intangible asset impairment tests is performed by calculating the fair value of the reporting unit or indefinite-lived intangible asset and comparing the fair value with the carrying amount. If the carrying amount of a reporting unit or indefinite-lived intangible asset exceeds its fair value, then the company is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendments, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units and indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any reporting unit or indefinite-lived intangible asset in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after Dec. 15, 2011. Accordingly, Monsanto will adopt this amendment in fiscal year 2013. The amendment is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after Sept. 15, 2012. Accordingly, Monsanto will adopt this amendment in fiscal year 2014. The company is currently evaluating the impact of adoption on the consolidated financial statements.

In September 2011, the FASB issued an amendment to the Compensation topic of the ASC that requires the company to provide enhanced disclosures regarding multiemployer plans. The most significant change in disclosures is an explanation of multiemployer plans in which an employer participates, its level of participation in those plans and the financial health of those plans. The amendment is effective for fiscal years ending after Dec. 15, 2011. Accordingly, Monsanto adopted this guidance in fiscal year 2012.

In June 2011, the FASB issued an amendment to the Comprehensive Income topic of the ASC. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareowners’ equity and requires entities to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to the Comprehensive Income topic of the ASC. This amendment deferred the requirement to present on the face of the

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB deliberates this aspect of the proposal. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. The guidance, as amended, is effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The company adopted this guidance for its annual reporting period ended Aug. 31, 2012.

In May 2011, the FASB issued an amendment to the Fair Value Measurement topic of the ASC that includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The amendment is effective for interim and annual periods beginning after Dec. 15, 2011. Accordingly, Monsanto adopted the guidance on a prospective basis in fiscal year 2012.

In June 2009, the FASB issued an amendment to the Consolidation topic of the ASC that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto adopted the guidance on a prospective basis in fiscal year 2011.

In June 2009, the FASB issued an amendment to the Consolidation topic of the ASC that removes the concept of a qualifying special-purpose entity (QSPE) from GAAP and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto adopted this standard in fiscal year 2011.

NOTE 4. BUSINESS COMBINATIONS

2012 Acquisitions: In June 2012, Monsanto acquired 100 percent of the outstanding stock of Precision Planting, Inc., a planting technology developer based in Tremont, Illinois. Precision Planting develops technology to improve yields through on-farm planting performance. The acquisition of the company will become part of Monsanto’s Integrated Farming Systems unit, which utilizes advanced agronomic practices, seed genetics and innovative on-farm technology to deliver optimal yield to farmers while using fewer resources. Acquisition costs incurred in fiscal year 2012 were less than $1 million and were classified as selling, general and administrative expenses. The acquisition of Precision Planting qualifies as a business under the Business Combinations topic of the ASC. The total fair value of the acquisition was $255 million, including contingent consideration of $39 million, and the total cash paid for the acquisition was $209 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes. The contingent consideration is to be paid in cash if certain operational and financial milestones are met on or before Aug. 31, 2020, up to a maximum target of $40 million. The estimated acquisition date fair value of the long-term other liability for the contingent consideration reflects a discount at a credit adjusted risk-free interest rate for the expected timing of each payment. See Note 16 — Fair Value Measurements — for further information.

In September 2011, Monsanto acquired 100 percent of the outstanding stock of Beeologics, a technology start-up business based in Israel, which researches and develops biological tools to provide targeted control of pests and diseases. The acquisition of the company, which qualifies as a business under the Business Combinations topic of the ASC, will allow Monsanto to further explore the use of biologicals broadly in agriculture to provide farmers with innovative approaches to the challenges they face. Monsanto intends to use the base technology from Beeologics as a part of its continuing discovery and development pipeline. Acquisition costs were approximately $1 million and were classified as selling, general and administrative expenses. The total cash paid and the fair value of the acquisition was $113 million (net of cash acquired), and it was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the acquisitions described above, the business operations and employees of the acquired entity were included in the Seeds and Genomics segment results upon acquisition. The estimated fair values of the assets and liabilities, summarized in the table below, of the acquired entities represent the preliminary purchase price allocations. These allocations will be finalized as soon as the information becomes available, however not to exceed one year from the acquisition date.

(Dollars in millions)	Aggregate Acquisitions

Current Assets	$ 24
Property, Plant and Equipment	7
Goodwill	227
Other Intangible Assets	128
Acquired In-process Research and Development	3
Other Assets	5

Total Assets Acquired	394

Current Liabilities	14
Other Liabilities	50

Total Liabilities Assumed	64

Net Assets Acquired	$330

Supplemental Information:
Net assets acquired	$ 330
Cash acquired	8

Cash paid, net of cash acquired	$ 322

Pro forma information related to the acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on Monsanto’s consolidated results of operations is not expected to be significant.

The following table presents details of the acquired identifiable intangible assets:

(Dollars in millions)	Weighted- Average Life (Years)	Useful Life (Years)	Aggregate Acquisitions

Acquired Intellectual Property	9	7-10	$ 58
Trademarks	9	2-10	10
Customer Relationships	10	10	14
Other	5	5	46

Other Intangible Assets			$128

2011 Acquisitions: In February 2011, Monsanto acquired 100 percent of the outstanding stock of Divergence, Inc., a biotechnology research and development company located in St. Louis, Missouri. Acquisition costs were less than $1 million and were classified as selling, general and administrative expenses. The total cash paid and the fair value of the acquisition was $71 million (net of cash acquired), and the purchase price was primarily allocated to intangibles and goodwill. The primary items that generated the goodwill were the premium paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes.

In December 2010, Monsanto acquired 100 percent of the outstanding stock of Pannon Seeds, a seed processing plant located in Hungary, from IKR Production Development and Commercial Corporation. The acquisition of this plant, which qualifies as a business under the Business Combinations topic of the ASC, allows Monsanto to reduce third party seed production in Hungary. Acquisition costs were less than $1 million and were classified as selling, general and administrative expenses. The total fair value of the acquisition was $32 million, and the purchase price was primarily allocated to fixed assets and goodwill. This fair value includes $28 million of cash paid (net of cash acquired) and $4 million related to assumed liabilities. The primary items that generated the goodwill were the premium paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes.

For the fiscal year 2011 acquisitions described above, the business operations and employees of the acquired entities were included in the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as business combinations. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. There have been no significant changes to the purchase price allocations.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Proforma information related to the acquisitions is not presented because the impact of the acquisitions on the company’s consolidated results of operations was not considered to be significant.

2010 Acquisitions: In April 2010, Monsanto acquired a corn and soybean processing plant located in Paine, Chile, from Anasac, a Santiago-based company that provides seed processing services. The acquisition of this plant, which qualifies as a business under the Business Combinations topic of the ASC, allows Monsanto to reduce tolling in Chile, while increasing production supply. Acquisition costs were less than $1 million and were classified as selling, general and administrative expenses. The total cash paid and the fair value of the acquisition was $34 million, and the purchase price was primarily allocated to fixed assets, goodwill and intangibles. The primary items that generated goodwill were the premium paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes.

In October 2009, Monsanto acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. Acquisition costs were less than $1 million and were classified as selling, general and administrative expenses. The total fair value of Seminium was $36 million, and it was primarily allocated to inventory, fixed assets, intangibles and goodwill. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition. The primary items that generated goodwill were the premium paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes. Income of approximately $12 million was recognized from the re-measurement to fair value of Monsanto’s previous equity interest in Seminium and is included in other expense, net, in the Statements of Consolidated Operations for fiscal year 2010.

For the fiscal year 2010 acquisitions described above, the business operations and employees of the acquired entities were included in the Seeds and Genomics segment results upon acquisition. There have been no significant changes to the purchase price allocations.

NOTE 5. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

Costs of Goods Sold(1)	$—	$(2)	$(114)
Restructuring Charges, Net(1)(2)	10	(1)	(210)

Income (Loss) from Continuing Operations Before Income Taxes	10	(3)	(324)
Income Tax (Expense) Benefit	(3)	4	100

Net Income (Loss)	$7	$1	$(224)

(1)

For the fiscal year ended 2012, there were no restructuring charges recorded in costs of goods sold. For the fiscal year ended 2011, the $2 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the fiscal year ended 2010, the $114 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $101 million in Seeds and Genomics. For the fiscal year ended 2012, the $10 million of restructuring reversals recorded in restructuring charges, net, related to the Seeds and Genomics segment. For the fiscal year ended 2011, the $1 million of restructuring charges were split by segment as follows: $(8) million in Agricultural Productivity and $9 million in Seeds and Genomics. For the fiscal year ended 2010, the $210 million of restructuring charges were split by segment as follows: $79 million in Agricultural Productivity and $131 million in Seeds and Genomics.

(2)

The restructuring charges for the fiscal years ended 2012, 2011 and 2010 include reversals of $10 million, $37 million and $32 million, respectively, related to the 2009 Restructuring Plan. The reversals primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

actions included certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, the company identified additional opportunities to better align the company’s resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments were made in fiscal year 2012.

The following table displays the pretax charges of $(10) million, $3 million, and $324 million incurred by segment under the 2009 Restructuring Plan for the fiscal years ended 2012, 2011 and 2010, respectively, as well as the cumulative pretax charges of $723 million under the 2009 Restructuring Plan.

	Year Ended Aug. 31, 2012			Year Ended Aug. 31, 2011			Year Ended Aug. 31, 2010

	Seeds and	Agricultural		Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$(10)	$—	$(10)	$(21)	$(11)	$(32)	$85	$47	$132
Facility Closures /Exit Costs	—	—	—	26	3	29	46	31	77
Asset Impairments
Property, plant and equipment	—	—	—	4	—	4	8	1	9
Inventory	—	—	—	2	—	2	93	13	106
Other intangible assets	—	—	—	—	—	—	—	—	—

Total Restructuring Charges, Net	$(10)	$—	$(10)	$11	$(8)	$3	$232	$92	$324

	Cumulative Amount through Aug. 31, 2012

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$229	$99	$328
Facility Closures / Exit Costs	75	81	156
Asset Impairments
Property, plant and equipment	43	5	48
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$525	$198	$723

The company’s written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the Exit or Disposal Cost Obligations topic of the ASC, therefore severance charges incurred in connection with the 2009 Restructuring Plan are accounted for when probable and estimable as required under the Compensation – Nonretirement Postemployment Benefits topic of the ASC. In addition, when the decision to commit to a restructuring plan requires an asset impairment review, Monsanto evaluates such impairment issues under the Property, Plant and Equipment topic of the ASC. Certain asset impairment charges were recorded in the fourth quarter of 2010 related to the decisions to shut down facilities under the 2009 Restructuring Plan as the future cash flows for these facilities were insufficient to recover the net book value of the related long-lived assets.

In fiscal year 2012, pretax restructuring reversals of $10 million were recorded. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes the activities related to the company’s 2009 Restructuring Plan.

(Dollars in millions)	Work Force Reductions	Facility Closures / Exit Costs	Asset Impairments	Total

Ending Liability as of Sept. 1, 2009	$216	$50	$—	$ 266
Restructuring charges recognized in fiscal year 2010	132	77	115	324
Cash payments	(180)	(83)	—	(263)
Asset impairments and write-offs	—	—	(115)	(115)
Acceleration of stock-based compensation expense in additional contributed capital	(4)	—	—	(4)
Foreign currency impact	(11)	—	—	(11)

Ending Liability as of Aug. 31, 2010	$153	$44	$—	$ 197
Restructuring charges recognized in fiscal year 2011	(32)	29	6	3
Cash payments	(110)	(73)	—	(183)
Asset impairments and write-offs	—	—	(6)	(6)
Reversal of acceleration of stock-based compensation expense in additional contributed capital	8	—	—	8
Foreign currency impact	5	—	—	5

Ending Liability as of Aug. 31, 2011	$24	$—	$—	$ 24
Restructuring charges recognized in fiscal year 2012	(10)	—	—	(10)
Cash payments	(12)	—	—	(12)
Asset impairments and write-offs	—	—	—	—
Reversal of acceleration of stock-based compensation expense in additional contributed capital	—	—	—	—
Foreign currency impact	(2)	—	—	(2)

Ending Liability as of Aug. 31, 2012	$—	$—	$—	$ —

NOTE 6. RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2010, 2011 and 2012.

(Dollars in millions)

Balance Sept. 1, 2009	$162
Additions — charged to expense	51
Other(1)	(70)

Balance Aug. 31, 2010	$143
Deductions — credited against expense	(8)
Other(1)	(37)

Balance Aug. 31, 2011	$98
Additions — charged to expense	14
Other(1)	(48)

Balance Aug. 31, 2012	$64

(1)	Includes reclassifications to long-term, write-offs and foreign currency translation adjustments.

Effective with the second quarter of 2011, the company adopted the amended guidance in the Receivables topic of the ASC which requires greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables. The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $156

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

million and $220 million with a corresponding allowance for credit losses on these receivables of $141 million and $213 million, as of Aug. 31, 2012, and Aug. 31, 2011, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2010, 2011 and 2012.

(Dollars in millions)

Balance Sept. 1, 2009	$172
Additions — charged to expense	7
Other(1)	47

Balance Aug. 31, 2010	$226
Incremental Provision	20
Recoveries	(9)
Other(1)	(24)

Balance Aug. 31, 2011	$213
Incremental Provision	3
Recoveries	(14)
Write-Offs	(54)
Other(2)	(7)

Balance Aug. 31, 2012	$141

(1)	Includes reclassifications from the allowance for current receivables, write-offs and foreign currency translation adjustments.
(2)	Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.

In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $361 million and $468 million, as of Aug. 31, 2012, and Aug. 31, 2011, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations.

On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. CUSTOMER FINANCING PROGRAMS

Monsanto participates in customer financing programs as follows:

	As of Aug. 31,
(Dollars in millions)	2012	2011

Transactions that Qualify for Sales Treatment
U.S. agreement to sell customer receivables(1)
Outstanding balance	$291	$ 3
Maximum future payout under recourse provisions	17	—

Other U.S. and European agreements to sell accounts receivables(2)
Outstanding balance	$34	$55
Maximum future payout under recourse provisions	21	46

Agreements with Lenders(3)
Outstanding balance	$85	$82
Maximum future payout under the guarantee	56	76

The gross amount of receivables sold under transactions that qualify for sales treatment were:

	Gross Amount of Receivables Sold
	Year Ended Aug. 31,
(Dollars in millions)	2012	2011	2010

Transactions that Qualify for Sales Treatment
U.S. agreement to sell customer receivables(1)	$506	$3	$221
Other U.S. and European agreement to sell accounts receivables(2)	62	61	107

(1)

Monsanto has an agreement in the United States to sell customer receivables up to a maximum outstanding balance of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The agreement includes recourse provisions and thus a liability is established at the time of sale that approximates fair value based upon the company’s historical collection experience and a current assessment of credit exposure.

(2)

Monsanto also sells accounts receivables in the United States and European regions, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure.

(3)

Monsanto has additional agreements with lenders to establish programs that provide financing for select customers in the United States, Brazil, Latin America and Europe. Monsanto provides various levels of recourse through guarantees of the accounts in the event of customer default. The term of the guarantee is equivalent to the term of the customer loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers.

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allowed Monsanto to transfer up to 1 billion Brazilian reais (approximately $490 million) for select customers in Brazil to a special purpose entity (SPE), formerly a qualified special purpose entity (QSPE). Under the arrangement, a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program. The company has evaluated its relationship with the entity under the updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated on a prospective basis effective Sept. 1, 2010. For further information on this topic, see Note 8 — Variable Interest Entities. Proceeds from customer receivables sold through the financing program and derecognized from the Statements of Consolidated Financial Position totaled $115 million for fiscal year 2010.

There were no significant recourse or non-recourse liabilities for all programs as of Aug. 31, 2012, and 2011. There were no significant delinquent loans for all programs as of Aug. 31, 2012, and 2011.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8. VARIABLE INTEREST ENTITIES

Monsanto is involved with various special purpose entities and other entities that are deemed to be variable interest entities (VIEs). Monsanto has determined that the company holds variable interests in entities that are established as revolving financing programs. In addition, Monsanto has various variable interests in biotechnology companies that focus on plant gene research, development and commercialization. These variable interests have also been determined to be VIEs.

Consolidated VIEs

Monsanto has two financing programs, one in Brazil and one in Argentina, that are recorded as consolidated VIEs.

For the most part, the VIEs involving the financing programs are funded by investments from the company and other third parties, primarily investment funds, and have been established to service Monsanto’s customer receivables. The program in Argentina, which terminated in fiscal year 2012, allowed the company to transfer a limited amount of customer receivables in Argentina to a VIE. An 88 percent senior interest in the entity in Brazil is held by third parties, primarily investment funds, and Monsanto holds the remaining 12 percent interest. See Note 7 — Customer Financing Programs — for additional information regarding the Brazil revolving financing program arrangement. Creditors have no recourse against Monsanto in the event of default by these VIEs nor does the company have any implied or unfunded commitments to these VIEs. The company’s financial or other support provided to these VIEs is limited to its original investment. Even though Monsanto holds a subordinate interest in these VIEs, the VIEs were established to service transactions involving the company and the company determines the receivables that are included in the revolving financing programs. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of these VIEs. As a result, the company is the primary beneficiary of these VIEs and the VIEs have been consolidated in Monsanto’s Consolidated Financial Statements. The assets of these VIEs may only be used to settle the obligations of the respective entity. Third-party investors in the VIEs do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. The following table presents the carrying value of assets and liabilities, which are identified as restricted assets and liabilities on the company’s Statements of Consolidated Financial Position, and the maximum exposure to loss relating to the VIEs for which Monsanto is the primary beneficiary.

	Financing Program VIEs

	As of Aug. 31,

(Dollars in millions)	2012	2011

Cash and cash equivalents	$120	$96
Trade receivables, net	52	51

Total Assets	$172	$147
Total Liabilities	—	—
Maximum Exposure to Loss	$23	$11

Non-Consolidated VIEs

Monsanto has variable interests through investments and arrangements with biotechnology companies that focus on plant gene research, development and commercialization. The company has not provided financial or other support with respect to these investments or arrangements other than its original investment. The company also has no implied or unfunded commitments to these VIEs. Monsanto’s maximum exposure to loss on these variable interests is limited to the amount of the company’s investment in the entity. The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs that the company does not consolidate:

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Biotechnology VIEs

	As of Aug. 31,

(Dollars in millions)	2012	2011

Property, plant and equipment, net	$5	$5
Other intangible assets, net	14	9
Other assets	—	15

Total Non-Current Assets	$19	$29
Total Liabilities	—	—
Maximum Exposure to Loss	$—	$15

NOTE 9. INVENTORY

Components of inventory are:

	As of Aug. 31,

(Dollars in millions)	2012	2011

Finished Goods	$1,050	$ 953
Goods In Process	1,537	1,434
Raw Materials and Supplies	395	390

Inventory at FIFO Cost	2,982	2,777
Excess of FIFO over LIFO Cost	(143)	(186)

Total	$2,839	$2,591

The decrease in the excess of FIFO over LIFO cost is primarily the result of decreases in certain products and production costs. During 2012, inventory quantities declined, resulting in the liquidation of LIFO inventory layers carried at lower costs than current year purchases and production. The income statement effect of such liquidation on cost of sales was a decrease of approximately $10 million. During 2011, inventory quantities declined, resulting in the liquidation of LIFO inventory layers carried at higher costs than current year purchases and production. The income statement effect of such liquidation on cost of sales was an increase of approximately $2 million.

Inventory obsolescence reserves are utilized as valuation accounts and effectively establish a new cost basis. The following table displays a roll forward of the inventory obsolescence reserve for fiscal years 2010, 2011 and 2012.

(Dollars in millions)

Balance Sept. 1, 2009	$337
Additions — charged to expense	219
Deductions and other(1)	(224)

Balance Aug. 31, 2010	$332
Additions — charged to expense	240
Deductions and other(1)	(234)

Balance Aug. 31, 2011	$338
Additions — charged to expense	266
Deductions and other(1)	(243)

Balance Aug. 31, 2012	$361

(1)	Deductions and other includes disposals and foreign currency translation adjustments.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of Aug. 31,

(Dollars in millions)	2012	2011

Land and Improvements	$ 536	$ 545
Buildings and Improvements	1,919	1,946
Machinery and Equipment	5,057	5,034
Computer Software	643	587
Construction In Progress and Other	680	585

Total Property, Plant and Equipment	8,835	8,697
Less: Accumulated Depreciation	(4,470)	(4,303)

Property, Plant and Equipment, Net	$ 4,365	$4,394

Gross assets acquired under capital leases of $38 million and $42 million are included primarily in machinery and equipment as of Aug. 31, 2012, and Aug. 31, 2011, respectively. See Note 15 — Debt and Other Credit Arrangements — and Note 26 — Commitments and Contingencies — for related capital lease obligations.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The fiscal year 2012 and 2011 annual goodwill impairment tests were performed as of Mar. 1, 2012, and 2011, and no indications of goodwill impairment existed as of either date. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. There were no events or changes in circumstances indicating that goodwill might be impaired as of Aug. 31, 2012. As of fiscal year 2012, accumulated goodwill impairment charges since the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets (codified in ASC 350) in 2002 were $2 billion. The charges related to Seeds and Genomics and were primarily a result of a change in the valuation method (from an undiscounted cash flow methodology to a discounted cash flow methodology) upon adoption of ASC 350 as well as unanticipated delays in biotechnology acceptance and regulatory approvals.

Changes in the net carrying amount of goodwill for fiscal years 2011 and 2012, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total

Balance as of Sept. 1, 2010	$3,147	$57	$3,204
Acquisition activity (see Note 4)	51	—	51
Effect of foreign currency translation adjustments	110	—	110

Balance as of Aug. 31, 2011	$3,308	$57	$3,365
Acquisition activity (see Note 4)	227	—	227
Effect of foreign currency translation adjustments	(157)	—	(157)

Balance as of Aug. 31, 2012	$3,378	$57	$3,435

In fiscal year 2012, goodwill increased due to the current year acquisitions of Beeologics and Precision Planting offset by the effects of foreign currency translation adjustments. In fiscal year 2011, goodwill increased due to the acquisitions of Divergence and Pannon Seeds and the effect of foreign currency translation adjustments. See Note 4 — Business Combinations — for further information.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2012			As of Aug. 31, 2011

(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Acquired Germplasm	$ 1,144	$ (707)	$ 437	$1,189	$ (692)	$ 497
Acquired Intellectual Property	1,085	(771)	314	973	(710)	263
Trademarks	348	(124)	224	352	(110)	242
Customer Relationships	285	(152)	133	335	(146)	189
Other	168	(87)	81	136	(63)	73

Total Other Intangible Assets, Finite Lives	$ 3,030	$(1,841)	$1,189	$2,985	$(1,721)	$1,264

In Process Research &
Development, Indefinite Lives	48	—	48	45	—	45

Total Other Intangible Assets	$ 3,078	$(1,841)	$1,237	$3,030	$(1,721)	$1,309

The increase in gross acquired intellectual property and gross other finite-lived intangible assets during fiscal year 2012 resulted from the Beeologics and the Precision Planting acquisitions described in Note 4 — Business Combinations. The decrease in net book value of total other intangible assets during fiscal year 2012 primarily resulted from foreign currency translation adjustments and the result of identified intangible impairments. See Note 16 — Fair Value Measurements — for further information.

Total amortization expense of other intangible assets was $124 million in fiscal year 2012, $150 million in fiscal year 2011, and $158 million in fiscal year 2010.

The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

(Dollars in millions)	Amount

2013	$129
2014	112
2015	119
2016	117
2017	117

NOTE 12. INVESTMENTS AND EQUITY AFFILIATES

Investments

As of Aug. 31, 2012, and Aug. 31, 2011, Monsanto has short-term investments outstanding of $302 million. The investments are comprised of treasury bills and commercial paper with original maturities of one year or less. See Note 16 — Fair Value Measurements.

Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Aug. 31, 2012, and Aug. 31, 2011, these long-term equity securities are recorded in other assets in the Statements of Consolidated Financial Position at a fair value of $35 million and $26 million, respectively. Net unrealized gains (net of deferred taxes) of $5 million and less than $1 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Aug. 31, 2012, and Aug. 31, 2011, respectively. Monsanto recorded an impairment of $8 million related to two of these long-term equity securities in fiscal year 2012 and recorded an impairment of $16 million related to one of the long-term equity securities in fiscal year 2010. No impairments were recorded in fiscal year 2011.

Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of Aug. 31, 2012, and Aug. 31, 2011, these investments were recorded at $70 million and $74 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. No impairments were recorded in fiscal year 2012.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Equity Affiliates

Monsanto owns a 19 percent interest in a seed supplier that produces, conditions and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Aug. 31, 2012, and Aug. 31, 2011, this investment is recorded in other assets in the Statements of Consolidated Financial Position at $70 million and $67 million, respectively. During fiscal years 2012 and 2011, Monsanto purchased $190 million and $184 million of inventory from the seed supplier and recorded sales of inventory to the seed supplier of $16 million and $14 million, respectively. As of Aug. 31, 2012, there were no amounts payable to the seed supplier, while the payable as of Aug. 31, 2011, was $2 million and is recorded in accounts payable in the Statements of Consolidated Financial Position. As of Aug. 31, 2012, and Aug. 31, 2011, there were prepayments of $13 million and $9 million included in other current assets in the Statements of Consolidated Financial Position for inventory that will be delivered in fiscal year 2013 and 2012, respectively.

NOTE 13. DEFERRED REVENUE

In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $79 million related to this agreement was recorded in fiscal years 2012, 2011 and 2010. As of Aug. 31, 2012, and Aug. 31, 2011, the remaining receivable balance is $313 million and $393 million, respectively, in the Statements of Consolidated Financial Position. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Aug. 31, 2012, and Aug. 31, 2011, the remaining deferred revenue balance is $238 million and $317 million, respectively, of which $79 million is included in short-term deferred revenue in both periods. The interest income portion of this receivable is $10 million, $13 million and $16 million for fiscal years 2012, 2011 and 2010, respectively.

In 2008, Monsanto and Syngenta entered into a Genuity Roundup Ready 2 Yield Soybean License Agreement which grants Syngenta access to Monsanto’s Genuity Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $6 million and $4 million related to this agreement was recorded in fiscal years 2012 and 2011, respectively. As of Aug. 31, 2012, and Aug. 31, 2011, the remaining receivable balance is $67 million and $75 million, respectively. The majority of this balance is included in long-term receivables in the Statements of Consolidated Financial Position and the current portion is included in trade receivables. As of Aug. 31, 2012, and Aug. 31, 2011, the remaining deferred revenue balance is $56 million and $62 million, respectively, of which $12 million and $4 million, respectively, is included in short-term deferred revenue.

NOTE 14. INCOME TAXES

The components of income from continuing operations before income taxes were:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

United States	$1,954	$1,640	$1,230
Outside United States	1,034	734	260

Total	$2,988	$2,374	$1,490

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of income tax provision from continuing operations were:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

Current:
U.S. federal	$301	$330	$258
U.S. state	49	43	5
Outside United States	310	271	122

Total Current	$660	$644	$385

Deferred:
U.S. federal	252	151	42
U.S. state	15	37	34
Outside United States	(26)	(115)	(82)

Total Deferred	241	73	(6)

Total	$901	$717	$379

Factors causing Monsanto’s income tax provision from continuing operations to differ from the U.S. federal statutory rate were:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

U.S. Federal Statutory Rate	$1,046	$831	$522
U.S. R&D Tax Credit	(15)	(34)	(10)
U.S. Domestic Manufacturing Deduction	(67)	(37)	(22)
Lower Foreign Rates	(67)	(98)	(130)
State Income Taxes	42	52	33
Valuation Allowances	12	(7)	10
Adjustment for Unrecognized Tax Benefits	(59)	(1)	3
Other	9	11	(27)

Income Tax Provision	$901	$717	$379

Deferred income tax balances are related to:

	As of Aug. 31,

(Dollars in millions)	2012	2011

Net Operating Loss and Other Carryforwards	$601	$971
Employee Fringe Benefits	412	394
Restructuring and Impairment Reserves	148	154
Inventories	132	132
Royalties	106	80
Environmental and Litigation Reserves	73	87
Allowance for Doubtful Accounts	45	58
Intangibles	122	152
Other	225	236
Valuation Allowance	(50)	(44)

Total Deferred Tax Assets	$1,814	$2,220

Property, Plant and Equipment	$546	$527
Intangibles	407	454
Other	119	115

Total Deferred Tax Liabilities	1,072	1,096

Net Deferred Tax Assets	$742	$1,124

As of Aug. 31 2012, Monsanto had available approximately $1.2 billion in net operating loss carryforwards (NOLs), most of which related to Brazilian operations, which have an indefinite carryforward period. Monsanto also had available approximately $80 million of U.S. foreign tax credit carryforwards, which expire from 2018 through 2020. Management

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of Aug. 31 2012, management continues to believe it is more likely than not that the company will realize the deferred tax assets in Brazil and the United States.

Income taxes and remittance taxes have not been recorded on approximately $3.1 billion of undistributed earnings of foreign operations of Monsanto, because Monsanto intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Due to the nature of the examinations, it may take several years before they are completed. Management regularly assesses the tax risk of the company’s return filing positions for all open years. During fiscal year 2012, Monsanto recorded favorable adjustments to the income tax reserve as a result of the resolution of various domestic and foreign income tax matters. During fiscal year 2010, Monsanto recorded a favorable adjustment to the income tax reserve as a result of the conclusion of an IRS audit for tax years 2007 and 2008, foreign audits and the resolution of various state income tax matters.

As of Aug. 31, 2012, Monsanto had total unrecognized tax benefits of $288 million, of which $221 million would favorably impact the effective tax rate if recognized. As of Aug. 31, 2011, Monsanto had total unrecognized tax benefits of $348 million, of which $273 million would favorably impact the effective tax rate if recognized.

Accrued interest and penalties included in the Statements of Consolidated Financial Position were $51 million and $55 million as of Aug. 31, 2012, and Aug. 31, 2011, respectively. Monsanto recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the 12 months ended Aug. 31, 2012, the company recognized less than $1 million of income tax expense for interest and penalties. For the 12 months ended Aug. 31, 2011, the company recognized an expense of $8 million in the income tax provision for interest and penalties.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(Dollars in millions)	2012	2011

Balance Sept. 1	$ 348	$ 341
Increases for prior year tax positions	24	18
Decreases for prior year tax positions	(71)	(8)
Increases for current year tax positions	11	13
Settlements	(3)	(1)
Lapse of statute of limitations	(13)	(22)
Foreign currency translation	(8)	7

Balance Aug. 31	$ 288	348

Monsanto operates in various countries throughout the world and, as a result, files income tax returns in numerous jurisdictions. These tax returns are subject to examination by various federal, state and local tax authorities. For Monsanto’s major tax jurisdictions, the tax years that remain subject to examination are shown below:

Jurisdiction	Tax Years

U.S. federal income tax	2009—2012
U.S. state and local income taxes	2000—2012
Argentina	2001—2012
Brazil	2002—2012

If the company’s assessment of unrecognized tax benefits is not representative of actual outcomes, the company’s financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires. Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $150 million within the next 12 months, primarily as a result of the resolution of audits currently in progress in several jurisdictions involving issues common to large multinational corporations, and the lapsing of the statute of limitations in multiple jurisdictions.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto has a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Apr. 1, 2016. Effective May 31, 2012, the facility was extended one year from Apr. 1, 2015 to Apr. 1, 2016. This facility was initiated to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing and support of commercial paper borrowings. The agreement also provides for European euro-denominated loans, letters of credit and swingline borrowings, and allows certain designated subsidiaries to borrow with a company guarantee. Covenants under this credit facility restrict maximum borrowings. There are no compensating balances, but the facility is subject to various fees, which are based on the company’s credit ratings. As of Aug. 31, 2012, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.

Short-Term Debt

	As of Aug. 31,

(Dollars in millions)	2012	2011

Current Maturities of Long-Term Debt	$ 4	$626
Notes Payable to Banks	32	52

Total Short-Term Debt	$36	$678

The fair value of the total short-term debt was $36 million and $710 million as of Aug. 31, 2012, and Aug. 31, 2011, respectively. The weighted average interest rate on notes payable to banks was 7.0 percent and 6.7 percent as of Aug. 31, 2012, and Aug. 31, 2011, respectively.

As of Aug. 31, 2012, the company did not have any outstanding commercial paper, but it had short-term borrowings to support ex-U.S. operations throughout the year, which had weighted-average interest rates as indicated above.

Long-Term Debt

	As of Aug. 31,

(Dollars in millions)	2012	2011

2.750% Senior Notes, Due 2016(1)	$ 300	$ 299
5.125% Senior Notes, Due 2018(1)	299	299
2.200% Senior Notes, Due 2022(1)	250	—
5.500% Senior Notes, Due 2025(1)	279	277
5.500% Senior Notes, Due 2035(1)	395	395
5.875% Senior Notes, Due 2038(1)	247	247
3.600% Senior Notes, Due 2042(1)	250	—
Other (including Capital Leases)	18	26

Total Long-Term Debt	$2,038	$1,543

(1)

Amounts are net of unamortized discounts. For the 5.500% Senior Notes due 2025, amount is also net of the unamortized premium of $35 million and $38 million as of Aug. 31, 2012, and Aug. 31, 2011, respectively.

The fair value of the total long-term debt was $2,411 million and $1,797 million as of Aug. 31, 2012, and Aug. 31, 2011, respectively.

In October 2008, Monsanto filed a new shelf registration with the SEC (2008 shelf registration) that allows the company to issue an unlimited capacity of debt, equity and hybrid offerings. In July 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $300 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on the expected debt issuance that may result from changes in the benchmark interest rate before the debt was issued. In April 2011, the swaps were terminated. Monsanto issued $300 million of 2.750% Senior Notes under the 2008 shelf registration, which are due on Apr. 15, 2016 (2016 Senior Notes).

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2011, Monsanto filed a new shelf registration with the SEC (2011 shelf registration) that allows the company to issue an unlimited capacity of debt, equity and hybrid offerings. The 2011 shelf registration will expire in November 2014. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on the expected debt issuance that may result from changes in the benchmark interest rate before the debt was issued. In July 2012, the swaps were terminated. In July 2012, Monsanto issued $250 million of 2.200% Senior Notes under the 2011 shelf registration, which are due on July 15, 2022 (2022 Senior Notes). In August 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $225 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on the expected debt issuance that may result from changes in the benchmark interest rate before the debt was issued. In July 2012, the swaps were terminated. In July 2012, Monsanto issued $250 million of 3.600% Senior Notes under the 2011 shelf registration, which are due on July 15, 2042 (2042 Senior Notes).

The net proceeds from the sale of the 2016, 2022 and 2042 Senior Notes were used for general corporate purposes, including refinancing of the company’s indebtedness.

The information regarding interest expense below reflects Monsanto’s interest expense on debt, customer financing and the amortization of debt issuance costs:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

Interest Cost Incurred	$212	$184	$187
Less: Capitalized on Construction	(21)	(22)	(25)

Interest Expense	$191	$162	$162

NOTE 16. FAIR VALUE MEASUREMENTS

Monsanto determines the fair market value of its financial assets and liabilities based on quoted market prices, estimates from brokers and other appropriate valuation techniques. The company uses the fair value hierarchy established in the Fair Value Measurements and Disclosures topic of the ASC, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Level 1 — Values based on unadjusted quoted market prices in active markets that are accessible at the measurement date for identical assets and liabilities.

Level 2 — Values based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, discounted cash flow models, or other model-based valuation techniques adjusted, as necessary, for credit risk.

Level 3 — Values generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques could include use of option pricing models, discounted cash flow models and similar techniques.

The following tables set forth by level Monsanto’s assets and liabilities that were recorded and disclosed at fair value on a recurring basis as of Aug. 31, 2012, and Aug. 31, 2011. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2012, Using

(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset (1)	Net Balance

Assets at Fair Value:
Cash equivalents	$2,787	$—	$—	$—	$ 2,787
Short-term investments	302	—	—	—	302
Equity securities	35	—	—	—	35
Derivative assets related to:
Foreign currency	—	11	—	—	11
Commodity contracts	86	23	—	(85)	24

Total Assets at Fair Value	$3,210	$34	$—	$(85)	$ 3,159

Liabilities at Fair Value:
Contingent consideration	$—	$—	$39	$—	$ 39
Derivative liabilities related to:
Foreign currency	—	7	—	—	7
Commodity contracts	7	22	—	(7)	22

Total Liabilities at Fair Value	$7	$29	$39	$(7)	$ 68

Liabilities Not Recorded at Fair Value:
Short-term debt instruments(2)	$—	$36	$—	$—	36
Long-term debt instruments(2)	—	2,411	—	—	2,411

Liabilities Not Recorded at Fair Value	$—	$2,447	$—	$—	$2,447

Total Liabilities Recorded and Not Recorded at Fair Value	$7	$2,476	$39	$(7)	$2,515

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
(2)

Short-term and long-term debt instruments are not recorded at fair value on a recurring basis however are measured at fair value for disclosure purposes, as required by the amendment to the Fair Value Measurements and Disclosures topic of the ASC adopted prospectively in fiscal year 2012.

	Fair Value Measurements at Aug. 31, 2011, Using

(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Net Balance

Assets at Fair Value:
Cash equivalents	$1,896	$—	$—	$—	$1,896
Short-term investments	302	—	—	—	302
Equity securities	26	—	—	—	26
Derivative assets related to:
Foreign currency	—	3	—	—	3
Commodity contracts	109	35	—	(105)	39

Total Assets at Fair Value	$2,333	$38	$—	$(105)	$2,266

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$14	$—	$—	$14
Interest rates	—	38	—	—	38
Commodity contracts	2	40	—	—	42

Total Liabilities at Fair Value	$2	$92	$—	$—	$ 94

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The company’s derivative contracts are measured at fair value including forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC (over the counter) instruments related primarily to agricultural commodities, energy and raw materials, interest rates, and foreign currencies. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified as Level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets. When observable inputs are available for substantially the full term of the contract, it is classified as level 2. Based on historical experience with the company’s suppliers and customers, the company’s own credit risk and knowledge of current market conditions, the company does not view nonperformance risk to be a significant input to the fair value for the majority of its forward commodity purchase and sale contracts. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the Statements of Consolidated Financial Position as a component of accumulated other comprehensive loss until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur. Changes in the fair value of derivates are recognized in the Statements of Consolidated Operations as a component of net sales, cost of goods sold, and other expense, net.

The company’s short-term investments are comprised of commercial paper. The company’s equity securities are comprised of publicly traded equity investments. Commercial paper and publicly traded equity investments are valued using quoted market prices and are classified as Level 1. The carrying value of cash represents fair value as it consists of actual currency, and is classified as Level 1.

The fair value of short-term and long-term debt was determined based on current market yields for our debt traded in the secondary market.

The company’s contingent consideration relates to the Precision Planting acquisition and is measured at fair value using a combination of the probability weighted method and the income approach using market price of risk. This fair value amount is reflected as a component of other liabilities in the Statements of Consolidated Financial Position. See Note 4 — Business Combinations — for further information. The fair value is principally based on unobservable inputs (a Level 3 measurement) consisting mainly of the amount of future cash flows adjusted for probabilities associated with meeting certain operational and financial milestones and discounted at the appropriate market rate. A change in significant unobservable inputs of 10 percent would result in less than a $1 million change in the fair value of the contingent consideration. Changes in the fair value of contingent consideration will be recognized in the Statements of Consolidated Operations as a component of selling, general and administrative expenses.

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

For the periods ended Aug. 31, 2012, and Aug. 31, 2011, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets or liabilities with fair value determined using Level 3 inputs for the year ended Aug. 31, 2011. Monsanto does not have any assets with fair value determined using Level 3 inputs for the year ended Aug. 31, 2012. The following table summarizes the changes in fair value of the Level 3 liability for the year ended Aug. 31, 2012.

(Dollars in millions)

Balance Sept. 1, 2011	$—
Business combination contingent consideration	39

Balance Aug. 31, 2012	$39

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant measurements during fiscal year 2012 of assets at fair value on a nonrecurring basis subsequent to their initial recognition were as follows:

Other Intangible Assets, Net: During our annual impairment test in fiscal year 2012, other intangible assets within the Seeds and Genomics segment with a carrying value of $95 million were written down to their implied fair value of $15 million, resulting in an impairment charge of $80 million, with $6 million included in cost of goods sold, $63 million included in research and development expenses, and $11 million included in selling, general and administrative expenses in the Statements of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement).

There were no significant measurements of assets at fair value on a nonrecurring basis subsequent to their initial recognition during fiscal year 2011.

Significant measurements during fiscal year 2010 of assets at fair value on a nonrecurring basis subsequent to their initial recognition were as follows:

Property, Plant and Equipment, Net: Property, plant and equipment with a carrying value of $21 million was written down to its implied fair value of less than $1 million, resulting in an impairment charge of $21 million, which was primarily included in cost of goods sold in the Statements of Consolidated Operations for fiscal year 2010. Long-lived assets held for sale with a carrying amount of $2 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $2 million, which was primarily included in cost of goods sold in the Statements of Consolidated Operations for fiscal year 2010. Costs to sell were not significant.

Other Intangible Assets, Net: Other intangible assets with a carrying value of $14 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $14 million, which was primarily included in research and development expenses in the Statements of Consolidated Operations for fiscal year 2010.

The recorded amounts of cash, trade receivables, net, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Aug. 31, 2012, Aug. 31, 2011, and Aug. 31, 2010.

There were no significant measurements of liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during fiscal years 2012, 2011 and 2010.

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 12 months for foreign currency hedges and 37 months for commodity hedges. During the next 12 months, a pretax net gain of approximately $157 million will be reclassified from accumulated other comprehensive loss into earnings. No cash flow hedges were discontinued during fiscal year 2011. A pretax loss of $2 million and $29 million during fiscal years 2012 and 2010, respectively, was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period.

Fair Value Hedges

The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during fiscal years 2012, 2011 or 2010.

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial instruments are neither held nor issued by the company for trading purposes.

The notional amounts of the company’s derivative instruments outstanding as of Aug. 31, 2012, and Aug. 31, 2011, were as follows:

	As of Aug. 31,

(Dollars in millions)	2012	2011

Derivatives Designated as Hedges:
Foreign exchange contracts	$397	$ 359
Commodity contracts	590	517
Interest rate contracts	—	475

Total Derivatives Designated as Hedges	$987	$1,351

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$949	$ 779
Commodity contracts	357	252
Interest rate contracts	161	153

Total Derivatives Not Designated as Hedges	$1,467	$1,184

The fair values of the company’s derivative instruments outstanding as of Aug. 31, 2012, and Aug. 31, 2011, were as follows:

	Balance Sheet Location	Fair Value

		As of Aug. 31,

(Dollars in millions)		2012	2011

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$6	$ 1
Commodity contracts	Other current assets(1)	70	93
Commodity contracts	Other assets(1)	16	16

Total derivatives designated as hedges		92	110

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	5	2
Commodity contracts	Trade receivables, net	12	30
Commodity contracts	Miscellaneous receivables	7	2
Commodity contracts	Other current assets(1)	4	3

Total derivatives not designated as hedges		28	37

Total Asset Derivatives		$120	$147

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$3	$ 9
Commodity contracts	Other current assets(1)	—	2
Commodity contracts	Miscellaneous short-term accruals	7	6
Commodity contracts	Other liabilities	3	4
Interest rate contracts	Miscellaneous short-term accruals	—	38

Total derivatives designated as hedges		13	59

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	4	5
Commodity contracts	Trade receivables, net	6	1
Commodity contracts	Miscellaneous short-term accruals	7	29
Commodity contracts	Other current assets(1)	6	—

Total derivatives not designated as hedges		23	35

Total Liability Derivatives		$36	$ 94

(1)

As allowed by the Derivatives and Hedging topic of the ASC, certain corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position. See Note 16 — Fair Value Measurements — for a reconciliation to amounts reported in the Statements of Consolidated Financial Position as of Aug. 31, 2012, and Aug. 31, 2011.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)			Amount of Gain (Loss) Recognized in Income(2)(3)

	Year Ended Aug. 31,			Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010	2012	2011	2010	Income Statement Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)				$(29)	$(20)	$6	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$2	$(16)	$(12)	(4)	(12)	(5)	Net sales
Foreign exchange contracts	13	(20)	19	6	5	18	Cost of goods sold
Commodity contracts	64	228	43	69	7	(94)	Cost of goods sold
Interest rate contracts	(73)	(4)	(53)	(9)	(7)	(6)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	—	(3)	—	—	—	N/A(5)

Total Derivatives Designated as Hedges	6	188	(6)	33	(27)	(81)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)				(21)	(9)	(46)	Other expense, net
Commodity contracts				6	2	(10)	Net sales
Commodity contracts				(19)	(1)	(1)	Cost of goods sold
Commodity contracts				—	—	(2)	Other expense, net

Total Derivatives Not Designated as Hedges				(34)	(8)	(59)

Total Derivatives	$6	$188	$(6)	$(1)	$(35)	$(140)

(1)	Accumulated Other Comprehensive Loss (AOCL).
(2)

For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)

Gain or loss on commodity cash flow hedges includes a gain of less than $1 million, a gain of $2 million and a gain of $1 million from ineffectiveness for fiscal years 2012, 2011 and 2010, respectively. Additionally, the gain or loss on commodity cash flow hedges includes a loss from discontinued hedges of $2 million and $29 million for fiscal years 2012 and 2010, respectively. There were no hedges discontinued in fiscal year 2011. Loss on interest rate contract cash flow hedges includes a loss of $1 million from ineffectiveness for fiscal year 2012. There was no ineffectiveness on interest rate contract cash flow hedges during fiscal years 2011 or 2010. No amounts were excluded from the assessment of hedge effectiveness during fiscal years 2012, 2011 or 2010.

(4)

Gain or loss on commodity fair value hedges was offset by a gain of $26 million, a gain of $18 million and a loss of $11 million on the underlying hedged inventory during fiscal years 2012, 2011 and 2010, respectively. A loss of $3 million, $2 million and $5 million during fiscal years 2012, 2011 and 2010, respectively, was included in cost of goods sold due to ineffectiveness.

(5)	Gain or loss would be reclassified into income only during the period in which the hedged net investment was sold or liquidated.
(6)

Gain or loss on foreign exchange contracts not designated as hedges was offset by a foreign currency transaction gain of $5 million, a loss of $40 million and a gain of $14 million during fiscal years 2012, 2011 and 2010, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements. However, should Monsanto’s credit rating fall below a specified rating immediately following the merger of Monsanto with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. The counterparty is required to post collateral each day to cover the change in fair value of these futures in the case of an unrealized gain position. Non-exchange-traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements in a liability position was $13 million on Aug. 31, 2012, and $50 million on Aug. 31, 2011, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	2012 FORM 10-K

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

Monsanto regularly evaluates its business practices to minimize its credit risk and periodically engages multiple banks in the United States, Brazil and Europe in the development of customer financing programs. For further information on these programs, see Note 7 — Customer Financing Programs.

NOTE 18. POSTRETIREMENT BENEFITS — PENSIONS

Most of Monsanto’s U.S. employees are covered by noncontributory pension plans sponsored by the company. Effective July 8, 2012, the U.S. pension plan was closed to new entrants; there were no changes to the U.S. pension plan for eligible employees hired prior to that date. Pension benefits are based on an employee’s years of service and compensation level. Funded pension plans in the United States and outside the United States were funded in accordance with the company’s long-range projections of the plans’ financial condition. These projections took into account benefits earned and expected to be earned, anticipated returns on pension plan assets, and income tax and other regulations.

Components of Net Periodic Benefit Cost

Total pension cost for Monsanto employees included in the Statements of Consolidated Operations was $93 million, $122 million and $85 million in fiscal years 2012, 2011 and 2010, respectively. The information that follows relates to all of the pension plans in which Monsanto employees participated. The components of pension cost for these plans were:

	Year Ended Aug. 31, 2012			Year Ended Aug. 31, 2011			Year Ended Aug. 31, 2010
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned during the Year	$55	$7	$62	$59	$9	$68	$49	$6	$55
Interest Cost on Benefit Obligation	86	10	96	84	14	98	91	14	105
Assumed Return on Plan Assets	(124)	(10)	(134)	(108)	(17)	(125)	(118)	(15)	(133)
Amortization of Unrecognized Net Loss	62	4	66	71	6	77	52	4	56
Curtailment and Settlement Charge (Gain)	—	3	3	—	4	4	3	(1)	2

Total Net Periodic Benefit Cost	$79	$14	$93	$106	$16	$122	$77	$8	$85

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2012, were:

(Dollars in millions)	U.S.	Outside the U.S.	Total

Current Year Actuarial Loss	$115	15	$130
Recognition of Actuarial Loss	(62)	(7)	(69)
Effect of Foreign Currency Translation Adjustment	—	(7)	(7)

Total Recognized in Accumulated Other Comprehensive Loss	$53	$1	$ 54

The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31, 2012		Year Ended Aug. 31, 2011		Year Ended Aug. 31, 2010

	U.S.	Outside the U.S.	U.S.	Outside the U.S.	U.S.	Outside the U.S.

Discount Rate	4.59%	5.24%	4.35%	4.24%	5.30%	5.54%
Assumed Long-Term Rate of Return on Assets	7.50%	7.08%	7.50%	6.51%	7.75%	6.63%
Annual Rates of Salary Increase (for plans that base benefits on final compensation level)	4.00%	3.82%	4.00%	3.97%	2.45%	4.04%

Obligations and Funded Status

Monsanto uses a measurement date of August 31 for its pension plans. The funded status of the pension plans as of Aug. 31, 2012, and Aug. 31, 2011, was as follows:

	U.S.		Outside the U.S.		Total
	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
(Dollars in millions)	2012	2011	2012	2011	2012	2011

Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,883	$1,950	$249	$319	$2,132	$2,269
Service cost	55	59	7	9	62	68
Interest cost	86	84	10	14	96	98
Plan participants’ contributions	—	—	2	2	2	2
Actuarial loss (gain)	267	(74)	20	(15)	287	(89)
Benefits paid	(113)	(136)	(3)	(9)	(116)	(145)
Settlements / curtailments	—	—	(9)	(132)	(9)	(132)
Currency (gain) loss	—	—	(23)	37	(23)	37
Other	1	—	(2)	24	(1)	24

Benefit Obligation at End of Period	$2,179	$1,883	$251	$249	$2,430	$2,132

Change in Plan Assets:
Fair value of plan assets at beginning of period	$1,719	$1,383	$160	$243	$1,879	$1,626
Actual return on plan assets	276	200	17	13	293	213
Employer contributions(1)	63	272	10	12	73	284
Plan participants’ contributions	—	—	2	2	2	2
Settlements	—	—	(9)	(16)	(9)	(16)
Transfer of plan assets	—	—	—	(116)	—	(116)
Benefits paid(1)	(113)	(136)	(3)	(9)	(116)	(145)
Currency (loss) gain	—	—	(21)	31	(21)	31
Other	—	—	4	—	4	—

Plan Assets at End of Period	$1,945	$1,719	$160	$160	$2,105	$1,879

Net Amount Recognized	$234	$164	$91	$89	$325	$ 253

(1)	Employer contributions and benefits paid include $5 million and $7 million paid from employer assets for unfunded plans in fiscal years 2012 and 2011, respectively.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2012, and Aug. 31, 2011, were as follows:

	U.S.		Outside the U.S.
	Year Ended Aug. 31,		Year Ended Aug. 31,
	2012	2011	2012	2011

Discount Rate	3.44%	4.59%	3.89%	5.24%
Rate of Compensation Increase	4.00%	4.00%	3.89%	3.82%

Fiscal year 2013 pension expense, which will be determined using assumptions as of Aug. 31, 2012, is expected to remain consistent as compared with fiscal year 2012 expense.

The U.S. accumulated benefit obligation (ABO) was $2.1 billion and $1.8 billion as of Aug. 31, 2012, and Aug. 31, 2011, respectively. The ABO for plans outside of the United States was $179 million and $171 million as of Aug. 31, 2012, and Aug. 31, 2011, respectively.

The projected benefit obligation (PBO) and the fair value of the plan assets for pension plans with PBOs in excess of plan assets as of Aug. 31, 2012, and Aug. 31, 2011, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2012	2011	2012	2011	2012	2011

PBO	$2,179	$1,883	$207	$176	$2,386	$2,059
Fair Value of Plan Assets with PBOs in Excess of Plan Assets	1,945	1,719	141	130	2,086	1,849

The PBO, ABO, and the fair value of the plan assets for pension plans with ABOs in excess of plan assets as of Aug. 31, 2012, and Aug. 31, 2011, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2012	2011	2012	2011	2012	2011

PBO	$2,179	$1,883	$93	$58	$2,272	$1,941
ABO	2,088	1,803	76	49	2,164	1,852
Fair Value of Plan Assets with ABOs in Excess of Plan Assets	1,945	1,719	34	16	1,979	1,735

As of Aug. 31, 2012, and Aug. 31, 2011, amounts recognized in the Statements of Consolidated Financial Position were included in the following balance sheet accounts:

Net Amount Recognized

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2012	2011	2012	2011	2012	2011

Miscellaneous Short-Term Accruals	$5	$4	$7	$11	$12	$ 15
Postretirement Liabilities	229	160	93	85	322	245
Other Assets	—	—	(9)	(7)	(9)	(7)

Net Liability Recognized	$234	$164	$91	$89	$325	$253

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2012	2011	2012	2011	2012	2011

Net Loss	$738	$685	$62	$61	$800	$746

Total	$738	$685	$62	$61	$800	$746

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $79 million.

Plan Assets

U.S. Plans: The asset allocations for Monsanto’s U.S. pension plans as of Aug. 31, 2012, and Aug. 31, 2011, and the target allocation range for fiscal year 2013, by asset category, follow. The fair value of assets for these plans was $1.9 billion and $1.7 billion as of Aug. 31, 2012, and Aug. 31, 2011, respectively.

	Target Allocation	Percentage of Plan Assets
		As of Aug. 31,
Asset Category	2013	2012	2011

Public Equity Securities	43-59%	50.2%	50.9%
Private Equity Investments	2-8%	3.7%	4.0%
Debt Securities	32-46%	41.2%	41.6%
Real Estate	2-8%	4.1%	2.5%
Other	0-3%	0.8%	1.0%

Total		100.0%	100.0%

The expected long-term rate of return on these plan assets was 7.5 percent in fiscal year 2012, 7.5 percent in fiscal year 2011, and 7.75 percent in fiscal year 2010. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the target asset allocation for each asset class and adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and the effect of expenses paid for plan assets.

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

Plans Outside the United States: The weighted-average asset allocation for Monsanto’s pension plans outside of the United States as of Aug. 31, 2012, and Aug. 31, 2011, and the weighted-average target allocation for fiscal year 2013, by asset category, follow. The fair value of plan assets for these plans was $160 million as of Aug. 31, 2012, and Aug. 31, 2011.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Target Allocation(1)	Percentage of Plan Assets
		As of Aug. 31,
Asset Category	2013	2012	2011

Equity Securities	43.6%	36.7%	40.4%
Debt Securities	36.5%	48.4%	49.0%
Other	19.9%	14.9%	10.6%

Total	100.0%	100.0%	100.0%

(1)

Monsanto’s plans outside the United States have a wide range of target allocations, and therefore the 2013 target allocations shown above reflect a weighted-average calculation of the target allocations of each of the plans.

The weighted-average expected long-term rate of return on the plans’ assets was 7.1 percent in fiscal year 2012, 6.5 percent in fiscal year 2011, and 6.6 percent in fiscal year 2010. Determination of the expected long-term rate of return for plans outside the United States is consistent with the U.S. methodology.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Measurements

U.S. Plans: The fair values of our U.S. defined benefit pension plan investments as of Aug. 31, 2012, and Aug. 31, 2011, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Balance as of Aug. 31, 2012

Investments at Fair Value:
Cash	$16	$—	$—	$—	$ 16
Debt Securities:
U.S. government debt	—	336	—	—	336
U.S. agency debt	—	8	—	—	8
U.S. state and municipal debt	—	22	—	—	22
Foreign government debt	—	2	—	—	2
U.S. corporate debt	—	272	—	—	272
Mortgage-Backed securities	—	2	—	—	2
Asset-Backed securities	—	2	—	—	2
Foreign corporate debt	—	54	—	—	54
U.S. Term Bank Loans	—	2	—	—	2
Common and Preferred Stock:
Domestic small capitalization	39	—	—	—	39
Domestic large capitalization	327	—	—	—	327
International:
Developed markets	129	—	—	—	129
Emerging markets	31	1	—	—	32
Private Equity Investments	—	—	73	—	73
Partnership and Joint Venture Interests	—	—	32	—	32
Real Estate Investments	—	—	80	—	80
Interest in Pooled Funds:
Interest-bearing cash and cash equivalents funds	—	92	—	—	92
Common and preferred stock funds:
Domestic small-capitalization	—	5	—	—	5
Domestic large-capitalization	—	250	—	—	250
International	—	63	—	—	63
Corporate debt funds	—	92	—	—	92
Mortgage-Backed securities(2)	—	—	8	—	8
Interest in Pooled Collateral Fund — Securities Lending	—	222	—	—	222
Derivatives:
Equity index futures	(13)	—	—	13	—
Common and preferred stock sold short	—	(34)	—	35	1

Total Investments at Fair Value	$529	$1,391	$193	$48	$2,161

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.
(2)	The Mortgage-Backed securities were reclassified from Level 2 to Level 3 investments as of Aug. 31, 2012.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Balance as of Aug. 31, 2011

Investments at Fair Value:
Cash	$15	$—	$—	$—	$ 15
Debt Securities:
U.S. government debt	—	292	—	—	292
U.S. agency debt	—	3	—	—	3
U.S. state and municipal debt	—	25	—	—	25
Foreign government debt	—	5	—	—	5
U.S. corporate debt	—	183	—	—	183
Mortgage-Backed securities	—	1	—	—	1
Asset-Backed securities	—	1	—	—	1
Foreign corporate debt	—	48	—	—	48
Common and Preferred Stock:
Domestic small capitalization	51	—	—	—	51
Domestic large capitalization	284	—	—	—	284
International:
Developed markets	122	—	—	—	122
Emerging markets	35	1	—	—	36
Private Equity Investments	—	—	68	—	68
Partnership and Joint Venture Interests	—	—	38	—	38
Real Estate Investments	—	—	44	—	44
Interest in Pooled Funds:
Interest-bearing cash and cash equivalents funds	—	125	—	—	125
Common and preferred stock funds:
Domestic small-capitalization	—	5	—	—	5
Domestic large-capitalization	—	219	—	—	219
International	—	64	—	—	64
Corporate debt funds	—	74	—	—	74
Mortgage-Backed securities(2)	—	8	—	—	8
Interest in Pooled Collateral Fund — Securities Lending	—	263	—	—	263
Derivatives:
Interest rate futures	1	—	—	(1)	—
Equity index futures	3	—	—	(3)	—
Common and preferred stock sold short	—	(27)	—	27	—

Total Investments at Fair Value	$511	$1,290	$150	$23	$1,974

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.
(2)	The Mortgage-Backed securities were reclassified from Level 2 to Level 3 investments as of Aug. 31, 2012.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2012:

(Dollars in millions)	Private Equity Investments	Partnership/Joint Venture Interests	Real Estate Investments	Mortgage-Backed Securities Fund Investments	Total

Balance Sept. 1, 2010	$57	$37	$39	$—	$133
Purchases	11	—	2	—	13
Settlements	(9)	—	(4)	—	(13)
Realized/Unrealized Gains	9	1	7	—	17

Balance Aug. 31, 2011	$68	$38	$44	$—	$150

Net Unrealized Gains (Losses) Still Held Included in Earnings(2)	$10	$1	$7	$—	$18

(Dollars in millions)	Private Equity Investments	Partnership/Joint Venture Interests	Real Estate Investments	Mortgage-Backed Securities Fund Investments	Total

Balance Sep. 1, 2011	$68	$38	$44	$—	$150
Purchases	11	—	33	—	44
Settlements	(13)	(8)	—	—	(21)
Realized/Unrealized Gains	7	2	3	—	12
Net transfers into Level 3(1)	—	—	—	8	8

Balance Aug. 31, 2012	$73	$32	$80	$8	$193

Net Unrealized Gains (Losses) Still Held Included in Earnings(2)	$7	$(6)	$3	$—	$4

(1)	The Mortgage-Backed securities were reclassified from Level 2 to Level 3 investments as of Aug. 31, 2012.
(2)

Represents the amount of total gains or losses for the period attributable to change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at Aug. 31, 2011 and 2012.

The following table reconciles the investments at fair value to the plan assets as of Aug. 31, 2012.

(Dollars in millions)

Total Investments at Fair Value	$ 2,161
Liability to return collateral held under securities lending agreement	(222)
Accrued income / expense	7
Other receivables and payables	(1)

Plan Assets at the End of the Period	$ 1,945

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plans Outside the United States: The fair values of our defined benefit pension plan investments outside of the United States as of Aug. 31, 2012, and Aug. 31, 2011, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Balance as of Aug. 31, 2012

Cash and Cash Equivalents	$3	$—	$—	$ 3
Debt Securities — Foreign Government Debt	—	19	—	19
Common and Preferred stock	43	—	—	43
Insurance-Backed Securities	1	—	17	18
Interest in Pooled Funds:
Common and preferred stock funds	—	13	—	13
Government debt funds	—	6	—	6
Corporate debt funds	—	58	—	58

Total Investments at Fair Value	$47	$96	$17	$160

	Fair Value Measurements at Aug. 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Balance as of Aug. 31, 2011

Cash and Cash Equivalents	$3	$—	$—	$ 3
Debt Securities — Foreign Government Debt	—	18	—	18
Common and Preferred stock	42	—	—	42
Insurance-Backed Securities	1	—	15	16
Interest in Pooled Funds:
Common and preferred stock funds	—	18	—	18
Government debt funds	—	8	—	8
Corporate debt funds	—	55	—	55

Total Investments at Fair Value	$46	$99	$15	$160

The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2012.

(Dollars in millions)	Insurance-Backed Securities

Balance Sept. 1, 2010	$11
Purchases	6
Settlements	(3)
Net unrealized gains	1

Balance Aug. 31, 2011	$15
Purchases	3
Net unrealized losses	(1)

Balance Aug. 31, 2012	$17

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Valuation Methodology for Plan Assets

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

Cash: The carrying value of cash represents fair value as it consists of actual currency (all in U.S. dollars), and is classified as Level 1. The majority of the Plan’s cash equivalents are short-term collective investment funds which are included in the interest in pooled funds category.

Debt securities: Debt securities consist of U.S. and foreign corporate credit, U.S. and foreign government issues (including related agency debentures and mortgages), U.S. state and municipal securities, and U.S. term bank loans. U.S. treasury and U.S. government agency bonds, as well as foreign government issues, are generally priced by institutional bids, which reflect estimated values based on underlying model frameworks at various dealers and vendors. While some corporate issues are formally listed on exchanges, dealers exchange bid and ask offers to arrive at most executed transaction prices. Term bank loans are priced in a similar fashion to corporate debt securities. All foreign government and foreign corporate debt securities are denominated in U.S. dollars. All individual debt securities included in the Plan are classified as Level 2.

Mortgage and asset-backed securities: Collateralized securities (both mortgage-backed and asset-backed) are valued using models with readily observable market data as inputs. Other than the mortgage-backed securities included in the commingled fund which are classified as Level 3, all mortgage and asset-backed securities included in the Plan are classified as Level 2.

Common and preferred stock: The Plans’ common and preferred stock consists of investments in listed U.S. and international company stock. U.S. stock is further sub-divided into small-capitalization (defined as companies with market capitalization less than $2 billion), and large capitalization (defined as companies with market capitalization greater than or equal to $2 billion). International stock is further divided into developed markets and emerging markets. All international market type classifications are consistent with the Plan’s chosen international stock performance benchmark index, the MSCI All-Country World Index ex-U.S. (MSCI ACWI ex- U.S.®). Most stock investments are valued using quoted prices from the various public markets. Most equity securities trade on formal exchanges, both domestic and foreign (e.g., NYSE, NASDAQ, LSE), and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades, and are classified as Level 1. Some common and preferred stock holdings are not listed on established exchanges or actively traded inputs to determine their values are obtainable from public sources, and are thus classified as Level 2.

Private equity investments: The Plan invests in private equity, which as an asset class is generally characterized as requiring long-term commitments where liquidity is typically limited. Therefore, private equity does not have an actively traded market with readily observable prices. Most of the Plan’s private equity investments are limited partnerships structured as fund-of-funds, which also meet the criteria of commingled funds. These fund-of-funds investments are diversified globally and across typical private equity strategies including: buyouts, co-investments, secondary offerings, venture capital, and special situations (e.g. distressed assets). Funds-of-funds represent a collection of underlying limited partnership funds each managed by a different general partner. Each general partner of the underlying limited partnership fund in turn selects and manages a basket of portfolio companies. As a result, each of the Plan’s fund-of-funds is essentially a fund of dozens of underlying limited partnership funds and hundreds of underlying company investments. Valuations are developed using a variety of proprietary model methodologies, some of which may be derived from publicly available sources, information obtained from each fund’s general partner and public market conditions and returns. Additionally, audited financial statements are received from each fund’s general partner on an annual basis. Private equity holdings represent illiquid investments structured as limited partnerships, and redemption requests are not explicitly permitted. Disposition of partnership interests can only be affected through the sale of the pension trust’s pro-rata ownership stake in the secondary markets, which may require approval of the funds’ general partners. All private equity investments are classified as Level 3.

Partnership/joint venture interests: These investments include interests in two limited partnership funds which are considered absolute return funds in which the manager takes long and short positions to generate returns. One fund involves high-yield corporate bonds, the other convertible corporate bonds and the underlying stock into which such bonds may be converted.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Terms of the partnership agreement allow for monthly redemptions. While most individual securities in these strategies would fall under Level 1 or Level 2 if held individually, the lack of available quotes and the unique structure of the funds cause these to be classified as Level 3. Audited financial statements for both limited partnership funds are produced on an annual basis.

Real estate investments: The Plan invests in U.S. real estate through indirect ownership entities, which are structured as limited partnerships or private real estate investment trusts (REITs). Real estate investments are generally illiquid long-term assets valued in large part using inputs not readily observable in the public markets. Each fund in which the Plan invests typically manages a geographically diversified portfolio of U.S. commercial properties within the office, residential, industrial and retail property sectors. There are no formal listed markets for either the funds’ underlying commercial properties, or for shares in any given fund (if applicable). Real estate fund holdings are appraised and valued on an on-going basis. In the case of the investments structured as partnerships, while a NAV is not explicitly calculated, audited financial statements and valuations are produced on an annual basis. The underlying real estate holdings not only represent illiquid investments, but explicit redemptions are not permitted. Disposition of partnership interest can only be affected through the sale of the pension trust’s pro-rata ownership staked in the secondary markets, which may require approval of the funds’ general partners. For investments structured as private REITs, redemption requests for units held are at the discretion of fund managers. All real estate investments are classified as Level 3.

Interest in pooled funds: In certain instances the Plan invests in pooled or commingled funds in order to gain diversification and efficiency. Each of the commingled funds with the exception of the Domestic Small Capitalization Common Stock Fund has daily NAV and daily liquidity. The Domestic Small Capitalization Common Stock Fund has monthly NAV and monthly liquidity. Each fund has its own notification requirements for purchases and redemptions into and out of the fund. The notification requirements range from same day to 10 days. Although rare, there could be instances in which liquidity is suspended or in which purchases or sales occur at a price different from the NAV. The Cash and Cash Equivalents funds used are short-term collective investment funds that are comprised of short-term assets with fixed or variable interest rates that trade on a regular basis in active markets. Because there are no publicly listed price quotes available for the underlying investments or the commingled fund itself, the short-term collective investment funds are classified as Level 2. The Common and Preferred Stock Funds used are predominantly commingled index funds replicating well-known stock market indexes. Each of the common and preferred stock funds are comprised of common and preferred stock that trade on a regular basis in active markets. While the underlying investments of the commingled fund do have publicly listed price quotes available, the commingled fund does not so it is classified as Level 2. The Corporate Debt Fund is comprised of fixed income assets that have significant observable inputs that are classified as Level 2 and therefore the commingled fund is classified as Level 2 as well. Mortgage-Backed securities are classified as Level 3 at Aug. 31, 2012, because the underlying holdings are primarily privately placed securities without readily observable prices. In the absence of readily observable prices, in order to value the assets in the fund, the Mortgage-Backed securities investment management firm employs alternative pricing techniques that may be based upon current market prices of securities that are comparable in coupon, rating, maturity and industry.

Derivatives: The U.S. plan is permitted to use financial derivative instruments to hedge certain risks and for investment purposes. The plan enters into futures contracts in the normal course of its investing activities to manage market risk associated with the plan’s equity and fixed income investments and to achieve overall investment portfolio objectives. The credit risk associated with these contracts is minimal as they are traded on organized exchanges and settled daily. Exchange-traded equity index and interest rate futures are measured at fair value using quoted market prices making them qualify as Level 1 investments. The notional value of futures derivatives classified as Level 1 was $167 million as of Aug. 31, 2012.

The U.S. plan also holds listed common and preferred stock short sale positions, which involves a counterparty arrangement with a prime broker. The existence of the prime broker counter-party relationship introduces the possibility that short sale market values may need to be adjusted to reflect any counter-party risk, however no such adjustment was required as of Aug. 31, 2012. Therefore, the short positions have been classified as Level 2, and their notional value was $34 million as of Aug. 31, 2012.

Insurance-backed securities: Insurance-backed securities are contracts held with an insurance company. Level 1 securities are quoted prices in active markets for identical assets. The Level 3 fair value of the investments is determined based upon the value of the underlying investments as determined by the insurance company.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Collateral held under securities lending agreement: The U.S. Plan participates in a securities lending program through Northern Trust. Securities loaned are fully collateralized by cash and U.S. government securities. Northern Trust pools all collateral received and invests any cash in an actively managed commingled fund, the underlying assets of which include short-term fixed income securities such as commercial paper, U.S. Treasury Bills, and various forms of asset-backed securities, all of which would be classified individually as Level 2. The NAV is calculated daily, and under normal circumstances, redemptions can also occur daily with no required notice. Assets would be sold at the calculated NAV. Because the collateral pool itself lacks a formal public market and price quotes, it is classified as Level 2.

Expected Cash Flows

The expected employer contributions and benefit payments are shown in the following table for the pension plans:

(Dollars in millions)	U.S.	Outside the U.S.

Employer Contributions 2013	$60	$8
Benefit Payments
2013	166	18
2014	156	17
2015	158	16
2016	159	16
2017	162	14
2018-2022	790	77

The company may contribute additional amounts to the plans depending on the level of future contributions required.

Multiemployer Plan

Monsanto participates in an industry-wide multiemployer plan in the Netherlands called Stichting Bedrijfspensioenfonds voor de Landbouw (BPL) that provides indexed career-average pension benefits and life insurance benefits. Monsanto is one of more than 19,000 employers participating in the BPL, which covers nearly 90,000 participants. At Dec. 31, 2011, the BPL had assets of approximately $11.6 billion, which covered approximately 101% of the plan’s benefit obligation. Participating employers and their employees are required to contribute a percent of salary to the plan each plan year. The plan year is based on a calendar year ending December 31. The percentage, which is determined annually by the BPL actuary, is 19.5% of salary for plan year 2012, with employers contributing 15.29% of salary and the balance contributed by the plan participants. In plan year 2012, an additional surcharge equal to 2.3% of salary up to a specified salary threshold is also required as part of the employer contribution. Monsanto’s contributions totaled $6 million, $5 million and change to $2 million in fiscal years 2012, 2011, and 2010, respectively. The increase in contributions in fiscal year 2012 as compared to fiscal years 2011 and 2010, is primarily a result of increased contribution percentages. The contribution percentages, including both employer and plan participant contributions, were 18.15% and 14.6% in plan years 2011 and 2010, respectively.

Contributions are used to pay benefits under the plan, including insurance premiums for the life insurance benefits, and fund the plan deficit. If an employer does not meet its contribution requirement, benefits cease to accrue for their employees.

If the assets of the BPL are not sufficient to meet the plan’s benefit obligation, the BPL may increase the employers’ contribution rates, reduce pension indexation, or reduce benefit accruals. In 2012, the benefit accrual rate was reduced from 2% of pensionable salary to 1.85% in response to a decrease in the plan’s funded status.

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

years of service or compensation levels, or both. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. Total postretirement benefit costs for Monsanto employees and the former employees included in Monsanto’s Statements of Consolidated Operations in fiscal years 2012, 2011 and 2010, were $13 million, $19 million and $8 million, respectively.

The following information pertains to the postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care plans and life insurance plans. The cost components of these plans were:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

Service Cost for Benefits Earned During the Period	$10	$10	$ 9
Interest Cost on Benefit Obligation	10	10	12
Amortization of Prior Service Credit	(1)	(1)	(3)
Amortization of Actuarial Gain	(6)	—	(10)

Total Net Periodic Benefit Cost	$13	$19	$ 8

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2012, and Aug. 31, 2011, were:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011

Actuarial Gain	$(31)	$ (9)
Amortization of Prior Service Credit	1	1
Amortization of Actuarial Gain	6	—

Total Recognized in Accumulated Other Comprehensive Loss	$(24)	$ (8)

The following assumptions, calculated on a weighted-average basis, were used to determine the postretirement costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,

	2012	2011	2010

Discount Rate Postretirement	4.30%	4.10%	5.30%
Discount Rate Postemployment	2.20%	2.30%	3.50%
Initial Trend Rate for Health Care Costs	7.00%	7.00%	6.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.00%

A 7.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. This assumption is consistent with the plans’ recent experience and expectations of future growth. It is assumed that the rate will decrease gradually to 5 percent for 2017 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1 percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in millions)	1 Percentage-Point Increase	1 Percentage-Point Decrease

Effect on Total of Service and Interest Cost	$ 1	$(1)

Effect on Postretirement Benefit Obligation	$ 5	$(5)

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto uses a measurement date of August 31 for its other postretirement benefit plans. The status of the postretirement health care, life insurance and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011

Change in Benefit Obligation:
Benefit obligation at beginning of period	$250	$264
Service cost	10	10
Interest cost	10	10
Actuarial gain(1)	(31)	(9)
Plan participant contributions	4	3
Medicare Part D subsidy receipts	2	2
Benefits paid	(30)	(30)

Benefit Obligation at End of Period	$215	$250

(1)	The net actuarial gain includes gain from the adoption of an Employer Group Waiver Plan (EGWP) design for prescription drug costs of approximately $47 million.

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2012, and Aug. 31, 2011, were as follows:

	Year Ended Aug. 31,

	2012	2011

Discount Rate Postretirement	2.95%	4.30%
Discount Rate Postemployment	1.55%	2.20%
Initial Trend Rate for Health Care Costs(1)	7.00%	7.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%

(1)	As of Aug. 31, 2012, this rate is assumed to decrease gradually to 5 percent for 2017 and remain at that level thereafter.

As of Aug. 31, 2012, and Aug. 31, 2011, amounts recognized in the Statements of Consolidated Financial Position were as follows:

	As of Aug. 31,

(Dollars in millions)	2012	2011

Miscellaneous Short-Term Accruals	$23	$ 25
Postretirement Liabilities	192	225

Total Liability Recognized	$215	$250

Asset allocation is not applicable to the company’s other postretirement benefit plans because these plans are unfunded.

The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011

Actuarial Gain	$(33)	$ (8)
Prior Service Credit	(3)	(4)

Total	$(36)	$(12)

The estimated net loss and prior service credit for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $5 million and $1 million, respectively.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Cash Flows

Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	U.S.

Employer Contributions 2013	$ 24
Benefit Payments(1)
2013	24
2014	24
2015	24
2016	24
2017	22
2018-2022	87

(1)

Benefit payments are net of expected federal subsidy receipts related to prescription drug benefits granted under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which are estimated to be $2 million through 2013.

Expected contributions include other postretirement benefits of $24 million to be paid from employer assets in fiscal year 2013. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

Other Sponsored Plans

Other plans are offered to certain eligible employees. There is an accrual of $30 million and $37 million as of Aug. 31, 2012, and Aug. 31, 2011, respectively, in the Statements of Consolidated Financial Position for anticipated payments to employees who have retired or terminated their employment.

NOTE 20. EMPLOYEE SAVINGS PLANS

Monsanto-Sponsored Plans

The U.S. tax-qualified Monsanto Savings and Investment Plan (Monsanto SIP) was established in June 2001 as a successor to a portion of the Pharmacia Corporation Savings and Investment Plan. The Monsanto SIP is a defined contribution profit-sharing plan with an individual account for each participant. Employees who are 18 years of age or older are generally eligible to participate in the plan. The Monsanto SIP provides for voluntary contributions, generally ranging from 1 percent to 25 percent of an employee’s eligible pay. Prior to July 8, 2012, Monsanto satisfied its matching contribution obligations under the Monsanto SIP with shares released from the leveraged employee stock ownership plan (Monsanto ESOP). Effective July 8, 2012, Monsanto satisfies its matching contribution obligations, and its new non-elective contribution for employees hired on or after July 8, 2012, with cash. The Monsanto ESOP is leveraged by debt due to Monsanto. The debt, which was less than $0.1 million as of Aug. 31, 2012, is repaid primarily through company contributions and dividends paid on Monsanto common stock held in the ESOP. The Monsanto ESOP debt was restructured in December 2004 to level out the future allocation of stock in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, including the increased diversification rights that were provided to certain participants, was completed in accordance with the best interests of plan participants. As a result of these enhancements related to the 2004 restructuring, a liability of $55 million and $54 million was recorded as of Aug. 31, 2012, and Aug. 31, 2011, respectively, to reflect the 2004 ESOP enhancements. As of Aug. 31, 2012, the entire balance of the liability was considered short term and is included in accrued compensation and benefits on the Statements of Consolidated Financial Position. As of Aug. 31, 2011, the entire balance was recorded in long term and included in other liabilities on the Statements of Consolidated Financial Position. Monsanto matching contributions made in cash are being applied towards satisfaction of the 2004 ESOP enhancements. The liability related to the 2004 ESOP refinancing is required to be paid no later than Dec. 31, 2017.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Monsanto ESOP debt was again restructured in November 2008. The terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was in the best interests of participants in the plan’s ESOP component. As a result of these enhancements related to the 2008 ESOP restructuring, Monsanto committed to funding an additional $8 million to the plan, above the number of shares currently scheduled for release under the restructured debt schedule. Pursuant to the agreement, a $4 million Special Allocation was allocated proportionately to eligible participants in May 2009 and funded using plan forfeitures and dividends on Monsanto common stock held in the ESOP suspense account. As of Aug. 31, 2012, and Aug. 31, 2011, a liability of $5 million was recorded to reflect the 2008 ESOP enhancements. As of Aug. 31, 2012, $1 million was considered short term and is included in accrued compensation and benefits, while the long term balance is included in other liabilities on the Statements of Consolidated Financial Position. As of Aug. 31, 2011, there were no amounts included in short term. The liability related to the 2008 ESOP refinancing is required to be paid no later than December 31 of the fifth year following the loan repayment date and in no case later than Dec. 31, 2032.

As of Aug. 31, 2012, the Monsanto ESOP held 5.9 million shares of Monsanto common stock (allocated and unallocated). The unallocated shares of Monsanto common stock held by the ESOP are allocated each year to employee savings accounts as matching contributions in accordance with the terms of the Monsanto SIP. During fiscal year 2012, 0.7 million Monsanto shares were allocated specifically to Monsanto participants, leaving less than 0.1 million shares of Monsanto common stock remaining in the Monsanto ESOP and unallocated as of Aug. 31, 2012.

Contributions to the plan are required annually in amounts sufficient to fund ESOP debt repayment. Dividends paid on the shares held by the Monsanto ESOP were $8 million in 2012, $8 million in 2011, and $9 million in 2010. These dividends were greater than the cost of the shares allocated to the participants and the Monsanto contributions resulting in total ESOP expense of less than $1 million in 2012, 2011 and 2010.

NOTE 21. STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense of $130 million, $105 million and $105 million was recognized under Compensation – Stock Compensation topic of the ASC in fiscal years 2012, 2011 and 2010, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Compensation cost capitalized as part of inventory was $6 million, $7 million and $8 million as of Aug. 31, 2012, Aug. 31, 2011, and Aug. 31, 2010, respectively. The Compensation – Stock Compensation topic of the ASC requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Monsanto’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises and restricted stock award releases. The excess tax benefits were recorded as an increase to additional paid-in capital. The following table shows the components of stock-based compensation in the Statements of Consolidated Operations and Statements of Consolidated Cash Flows.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended Aug. 31,
(Dollars in millions)	2012	2011	2010

Cost of Goods Sold	$(19)	$(18)	$ (16)
Selling, General and Administrative Expenses	(82)	(68)	(61)
Research and Development Expenses	(29)	(27)	(24)
Restructuring Charges	—	8	(4)

Total Stock-Based Compensation Expense Included in Operating Expenses	(130)	(105)	(105)
Loss from Continuing Operations Before Income Taxes	(130)	(105)	(105)
Income Tax Benefit	43	36	36

Net Loss	$(87)	$(69)	$ (69)

Basic Loss per Share	$(0.16)	$(0.13)	$(0.13)
Diluted Loss per Share	$(0.16)	$(0.13)	$(0.13)

Net Cash Required by Operating Activities	$(50)	$(36)	$ (43)
Net Cash Provided by Financing Activities	$50	$36	$ 43

Plan Descriptions: Share-based awards are designed to reward employees for their long-term contributions to the company and to provide incentives for them to remain with the company. Monsanto issues stock option awards, restricted stock, restricted stock units and deferred stock. During fiscal year 2012, Monsanto had three compensation plans, which the company refers to as “prior equity plans,” under which the company granted awards to key officers, non-employee directors and employees of Monsanto: (1) the Monsanto Company Long-Term Incentive Plan, as amended (2000 LTIP), (2) the Monsanto Company 2005 Long-Term Incentive Plan, as previously amended and restated (2005 LTIP), and (3) the Monsanto Broad-Based Stock Option Plan, as amended (Broad-Based Plan).

On Jan. 24, 2012, Monsanto shareowners approved a total of 33.6 million shares to be available for grants of awards under the Monsanto Company 2005 Long-Term Incentive Plan as Amended and Restated as of Jan. 24, 2012 (Amended 2005 LTIP) after Aug. 31, 2011 (including for this purpose awards made after Aug. 31, 2011 under our prior equity plans). This includes 25.0 million new shares in addition to the 8.6 million shares remaining available for future grant as of Aug. 31, 2011. The delivery of shares pursuant to restricted stock, restricted stock unit and deferred stock awards will reduce the remaining available shares by 2.7. Upon shareowner approval of the Amended 2005 LTIP, no further awards may be granted under our prior equity plans, although awards granted under such plans prior to the commencement of the Amended 2005 LTIP will continue to remain outstanding under their terms. As of Aug. 31, 2012, 30.7 million shares were available for grant.

The plans provide that the term of any option granted may not exceed 10 years and that each option may be exercised for such period as may be specified in the terms and conditions of the grant, as approved by the People and Compensation Committee of the board of directors. Generally, the options vest over three years, with one-third of the total award vesting each year. Grants of restricted stock or restricted stock units generally vest at the end of a three- to five-year service period as specified in the terms and conditions of the grant, as approved by the People and Compensation Committee of the board of directors. Restricted stock and restricted stock units represent the right to receive a number of shares of stock dependent upon vesting requirements. Vesting is subject to the terms and conditions of the grant, which generally require the employees’ continued employment during the designated service period and may also be subject to Monsanto’s attainment of specified performance criteria during the designated performance period. Shares related to restricted stock and restricted stock units are released to employees upon satisfaction of all vesting requirements. During fiscal years 2011 and 2010, Monsanto issued 33,030, and 41,980 restricted stock units, respectively, to certain Monsanto employees under a one-time, broad-based program, as approved by the People and Compensation Committee of the board of directors. Compensation expense for stock options, restricted stock and restricted stock units is measured at fair value on the date of grant, net of estimated forfeitures, and recognized over the vesting period of the award.

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock units and phantom stock awards entitle employees to receive a cash amount determined by the fair value of the company’s common stock on the vesting date. As of Aug. 31, 2012, the fair value of stock appreciation rights, cash settled restricted stock units and phantom stock accounted for as liability awards was less than $1 million, less than $1 million and $1 million, respectively. The fair value is remeasured at the end of each reporting period until exercised or vested, and compensation expense is recognized over the requisite service period in accordance with Compensation — Stock Compensation topic of the ASC. Share-based liabilities paid related to stock appreciation rights were less than $1 million in each of the fiscal years 2012, 2011 and 2010. Additionally, $1 million, less than $1 million, and $1 million was paid related to phantom stock in fiscal years 2012, 2011 and 2010, respectively.

Monsanto also issues share-based awards under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) for directors who are not employees of Monsanto or its affiliates. Under the Director Plan, half of the annual retainer for each nonemployee director is paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted stock, deferred stock, current cash and/or deferred cash. The Director Plan also provides that a nonemployee director will receive a one-time restricted stock grant upon becoming a member of Monsanto’s board of directors which is equivalent to the annual retainer divided by the closing stock price on the service commencement date. The restricted stock grant will vest on the third anniversary of the grant date. Awards of deferred stock and restricted stock under the Director Plan are granted under the LTIP as provided for in the Director Plan. The grant date fair value of awards outstanding under the Director Plan was $12 million as of Aug. 31, 2012. Compensation expense for most awards under the Director Plan is measured at fair value at the date of grant and recognized over the vesting period of the award. There was $1 million and $4 million of share-based liabilities paid under the Director Plan in 2012 and 2011, respectively. There were no share-based liabilities paid under the Director Plan in 2010. Additionally, 240,487 shares of directors’ deferred stock related to grants and dividend equivalents were vested and outstanding at Aug. 31, 2012.

A summary of the status of Monsanto’s stock options for the periods from Sept. 1, 2009, through Aug. 31, 2012, follows:

	Options	Outstanding Weighted-Average Exercise Price

Balance Outstanding Sept. 1, 2009	20,752,504	$40.78
Granted	3,337,920	70.75
Exercised	(2,632,279)	21.14
Forfeited	(459,938)	76.75

Balance Outstanding Aug. 31, 2010	20,998,207	47.22
Granted	4,001,100	58.95
Exercised	(2,825,500)	22.96
Forfeited	(664,772)	73.08

Balance Outstanding Aug. 31, 2011	21,509,035	51.78
Granted	2,300,980	74.76
Exercised	(3,967,203)	29.51
Forfeited	(387,878)	76.12

Balance Outstanding Aug. 31, 2012	19,454,934	$58.56

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto stock options outstanding as of Aug. 31, 2012, are summarized as follows:

(Dollars in millions, except per share amounts)		Options Outstanding				Options Exercisable

Range of Exercise Price	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value

$7.33 - $10.00	751,059	1	$8.17	$ 59	751,059	1	$8.17	$ 59
$10.01-$20.00	640,593	1	$16.00	$ 45	640,593	1	$16.00	$ 45
$20.01-$30.00	3,116,226	3	$25.61	$192	3,116,226	3	$25.61	$192
$30.01-$80.00	10,563,046	7	$61.96	$266	5,090,182	6	$56.33	$157
$80.01-$141.50	4,384,010	5	$88.64	$ —	4,372,307	5	$88.66	$ —

	19,454,934	5	$58.56	$562	13,970,367	4	$55.16	$453

(1)

The aggregate intrinsic value represents the total pretax intrinsic value, based on Monsanto’s closing stock price of $87.11 as of Aug. 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

At Aug. 31, 2012, 18,932,567 nonqualified stock options were vested or expected to vest. The weighted-average remaining contractual life of these stock options was 5 years and the weighted-average exercise price was $58.32 per share. The aggregate intrinsic value of these stock options was $552 million at Aug. 31, 2012.

The weighted-average grant-date fair value of nonqualified stock options granted during fiscal 2012, 2011 and 2010 was $21.87, $19.62 and $24.03, respectively, per share. The total pretax intrinsic value of options exercised during the fiscal years ended 2012, 2011 and 2010 was $201 million, $123 million and $137 million, respectively. Pretax unrecognized compensation expense for stock options, net of estimated forfeitures, was $51 million as of Aug. 31, 2012, and will be recognized as expense over a weighted-average remaining vesting period of 2 years.

A summary of the status of Monsanto’s restricted stock, restricted stock units and directors’ deferred stock compensation plans for fiscal year 2012 follows in the tables below:

	Restricted Stock	Weighted-Average Grant Date Fair Values	Restricted Stock Units	Weighted-Average Grant Date Fair Values	Directors’ Deferred Stock	Weighted-Average Grant Date Fair Value

Nonvested as of Aug. 31, 2011	24,581	$54.71	1,623,724	$93.99	—	—
Granted	4,418	68.93	681,120	71.65	21,472	68.93
Vested	(18,509)	54.91	(863,708)	117.83	(21,472)	68.93
Forfeitures	(4,625)	52.53	(55,783)	90.12	—	—

Nonvested as of Aug. 31, 2012	5,865	$66.50	1,385,353	$68.20	—	—

(Dollars in millions)
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable	$1		$45		$—

Remaining weighted-average period of expense recognition/requisite service periods in years	2		2		—

	Weighted-average grant-date fair value during fiscal year			Total fair value of equity vested during fiscal year

(Dollars in millions, except per share amounts)	2012	2011	2010	2012	2011	2010

Restricted stock	$68.93	$60.86	$81.94	$1	$1	$ 1
Restricted stock units	$71.65	$61.96	$69.57	$102	$20	$26
Directors’ deferred stock	$68.93	$54.75	$81.94	$1	$1	$ 1

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Lattice-binomial
Assumptions	2012	2011	2010

Expected Dividend Yield	1.8%	1.7%	1.3%
Expected Volatility	28%-39%	31%-43%	28%-43%
Weighted-Average Volatility	37.0%	41.8%	40.0%
Risk-Free Interest Rates	0.98%-1.62%	1.82%-3.04%	2.35%-3.16%
Weighted-Average Risk-Free Interest Rate	1.57%	1.85%	3.03%
Expected Option Life (in years)	6	7	6

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

There were no shares of preferred stock outstanding as of Aug. 31, 2012, or Aug. 31, 2011. As of Aug. 31, 2012, and Aug. 31, 2011, 534.4 million and 535.3 million shares of common stock were outstanding, respectively.

In June 2012, the board of directors authorized a new share repurchase program, effective July 1, 2012, for up to $1 billion of the company’s common stock over a three-year period. The new program will commence at the completion of Monsanto’s existing $1 billion share repurchase program, which is described below.

In June 2010, the board of directors authorized a new repurchase program of up to an additional $1 billion of the company’s common stock over a three year period beginning July 1, 2010. This repurchase program commenced on Aug. 24, 2010, and will expire on Aug. 24, 2013. For the years ended Aug. 31, 2012, Aug. 31, 2011, and Aug. 31, 2010, 5.5 million, 8.1 million and less than one million shares have been repurchased for $432 million, $502 million and $1 million, respectively, under the June 2010 program.

In April 2008, the board of directors authorized a repurchase program of up to $800 million of the company’s common stock over a three year period. In 2010, the company purchased $531 million of common stock under the $800 million authorization to complete the program. A total of 11.3 million shares have been repurchased under this program, and it was completed on Aug. 24, 2010.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 23. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all nonshareowner changes in equity. It consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized.

Information regarding accumulated other comprehensive loss is as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2012	2011	2010

Accumulated Foreign Currency Translation Adjustments	$(602)	$270	$(240)
Net Unrealized Gain on Investments, Net of Tax	5	—	—
Net Accumulated Derivative Income (Loss), Net of Tax	29	63	(48)
Postretirement Benefit Plan Activity, Net of Tax	(468)	(449)	(609)

Accumulated Other Comprehensive Loss	$(1,036)	$(116)	$(897)

NOTE 24. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the periods shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Of those antidilutive options, certain stock options were excluded from the computations of dilutive potential common shares as their exercise prices were greater than the average market price of common shares for the period.

	Year Ended Aug. 31,

	2012	2011	2010

Weighted-Average Number of Common Shares	534.1	536.5	543.7
Dilutive Potential Common Shares	6.1	5.9	7.1
Antidilutive Potential Common Shares	6.7	11.2	7.9
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices Greater than the Average Market Price of Common Shares for the Period	4.5	7.5	7.9

Redeemable Common Stock

Monsanto voluntarily made a rescission offer to its Monsanto SIP participants. The rescission offer expired on July 27, 2012, and total resulting payments of less than $1 million were completed in fiscal year 2012. Upon expiration of the rescission offer, all redeemable shares were reclassified within shareowners’ equity. Monsanto filed a new registration statement on Form S-8 on June 22, 2012, to register offers and sales under the Monsanto SIP.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 25. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes during fiscal years 2012, 2011 and 2010, were as follows:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

Interest	$159	$151	$156
Taxes	688	385	497

During fiscal years 2012, 2011 and 2010, the company recorded the following noncash investing and financing transactions:

•

In fourth quarter 2012, 2011 and 2010, the board of directors declared a dividend payable in first quarter 2013, 2012 and 2011, respectively. As of Aug. 31, 2012, 2011 and 2010, a dividend payable of $200 million, $161 million and $151 million, respectively, was recorded.

•

During fiscal years 2012, 2011 and 2010, the company recognized noncash transactions related to restricted stock units and acquisitions. See Note 21 — Stock-Based Compensation Plans — for further discussion of restricted stock units and Note 4 — Business Combinations — for acquisition activity.

•

During fiscal year 2011, the company recognized noncash transactions related to a paid-up license agreement for weed control and herbicide combination use. An intangible asset of $81 million was recorded on the Statement of Consolidated Financial Position. A deferred payment of $40 million was made in December 2011.

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

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 26. COMMITMENTS AND CONTINGENCIES

Contractual obligations: The following table sets forth the company’s estimates of future payments under contracts as of Aug. 31, 2012.

	Payments Due by Fiscal Year Ending Aug. 31,

(Dollars in millions)	Total	2013	2014	2015	2016	2017	2018 beyond

Total Debt, including Capital Lease Obligations	$2,074	36	2	1	301	1	1,733
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	1,577	94	94	94	94	85	1,116
Operating Lease Obligations	363	96	79	57	44	33	54
Purchase Obligations:
Uncompleted additions to property	61	61	—	—	—	—	—
Commitments to purchase inventories	2,053	1,267	195	178	185	164	64
Commitments to purchase breeding research	715	55	55	55	55	55	440
R&D alliances and joint venture obligations	158	52	35	20	13	12	26
Other purchase obligations	10	8	2	—	—	—	—
Other Liabilities:
Postretirement and ESOP liabilities(2)	152	92	—	—	—	—	60
Unrecognized tax benefits(3)	233	1	—	—	—	—	—
Other liabilities	141	14	16	9	6	5	91

Total Contractual Obligations	$7,537	$1,776	$478	$414	$698	$355	$3,584

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2012.
(2)

Includes the company’s planned pension and other postretirement benefit contributions for 2013. The actual amounts funded in 2013 may differ from the amounts listed above. Contributions in 2014 through 2018 are excluded as those amounts are unknown. Refer to Note 18 — Postretirement Benefits — Pensions — and Note 19 — Postretirement Benefits — Health Care and Other Postemployment Benefits — for more information. The 2018 and beyond amount relates to the ESOP enhancement liability balance. Refer to Note 20 — Employee Savings Plans — for more information.

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

Rent expense was $248 million for fiscal year 2012, $222 million for fiscal year 2011 and $193 million for fiscal year 2010.

Guarantees: Monsanto may provide and has provided guarantees on behalf of its consolidated subsidiaries for obligations incurred in the normal course of business. Because these are guarantees of obligations of consolidated subsidiaries, Monsanto’s consolidated financial position is not affected by the issuance of these guarantees.

MONSANTO COMPANY	2012 FORM 10-K

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

In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify its officers and directors for liabilities incurred by reason of their position with Monsanto. Contracts for the sale or purchase of a business or line of business may require indemnification for various events, including certain events that arose before the sale, or tax liabilities that arise before, after or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark, or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Litigation settlement agreements may contain indemnification provisions covering future issues associated with the settled matter. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments that provide recipients amounts equal to the sums they would have received had no such withholding been made. Indemnities like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements and other licenses. Leases may require indemnification for liabilities Monsanto’s operations may potentially create for the lessor or lessee. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, to what extent. Historically, these types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of $10 million and $3 million as of Aug. 31, 2012, and Aug. 31, 2011, respectively, related to these indemnifications.

Monsanto provides guarantees for certain customer loans in the United States, Brazil, Europe and Argentina. See Note 7 — Customer Financing Programs — for additional information.

Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement can be found below in the “Litigation” section of this note.

Customer Concentrations in Gross Trade Receivables: The following table sets forth Monsanto’s gross trade receivables as of Aug. 31, 2012, and Aug. 31, 2011, by significant customer concentrations:

	As of Aug. 31,

(Dollars in millions)	2012	2011

U.S. Agricultural Product Distributors	$ 674	$ 908
Europe-Africa(1)	416	422
Argentina(1)	257	222
Asia-Pacific(1)	195	218
Mexico(1)	128	132
Brazil(1)	120	150
Canada(1)	59	48
Other	112	115

Gross Trade Receivables	1,961	2,215
Less: Allowance for Doubtful Accounts	(64)	(98)

Net Trade Receivables	$1,897	$2,117

(1)	Represents customer receivables within the specified geography.

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and also, pursuant to indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these

MONSANTO COMPANY	2012 FORM 10-K

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

(Dollars in millions)

Aggregate Undiscounted Amount	$ 149

Discounted Portion:
Expected payment (undiscounted) for:
2013	14
2014	16
2015	9
2016	6
2017	5
Undiscounted aggregate expected payments after 2017	91

Aggregate Amount to be Discounted as of Aug. 31, 2012	141
Discount, as of Aug. 31, 2012	(20)

Aggregate Discounted Amount Accrued as of Aug. 31, 2012	$ 121

Total Environmental and Litigation Reserve as of Aug. 31, 2012	$ 270

Changes in the environmental and litigation liabilities for fiscal years 2010, 2011 and 2012 are as follows:

Balance at Sept. 1, 2009	$262
Payments	(57)
Accretion	5
Additional liabilities recognized in fiscal year 2010	45

Balance at Aug. 31, 2010	$255
Payments	(53)
Accretion	11
Additional liabilities recognized in fiscal year 2011	52

Balance at Aug. 31, 2011	$265
Payments	(53)
Accretion	6
Additional liabilities recognized in fiscal year 2012	52

Total Environmental and Litigation Reserve as of Aug. 31, 2012	$270

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

Monsanto does not currently anticipate any material loss in excess of the amount recorded for the environmental sites reflected in the liability. However, it is possible that new information about these sites for which the accrual has been established, such as results of investigations by regulatory agencies, Monsanto or other parties, could require Monsanto to reassess its potential exposure related to environmental matters. Monsanto’s future remediation expenses at these sites may be affected by a number of uncertainties. These uncertainties include, but are not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties, and the financial capabilities of the other potentially responsible parties. Monsanto cannot reasonably estimate any additional loss and does not expect the resolution of such uncertainties, or environmental matters not reflected in the liability, to have a material adverse effect on its consolidated results of operations, financial position, cash flows or liquidity.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. After the trial for the Bibb medical monitoring class action began on Jan. 3, 2012, the parties reached a settlement in principle as to both the medical monitoring and the property class claims. The proposed settlement provides for a 30 year medical monitoring program consisting of a primary fund of up to $21 million and an additional fund of up to $63 million over the life of the program, and a three year property remediation plan with funding up to $9 million. On Feb. 24, 2012, the court preliminarily approved the parties’ proposed settlement. A fairness hearing was held June 18, 2012, and the parties await the judge’s ruling regarding final approval of the class settlement.

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

Including litigation reflected in the liability, Monsanto is involved in various legal proceedings that arise in the ordinary course of its business or pursuant to Monsanto’s indemnification obligations to Pharmacia, as well as proceedings that management has considered to be material under SEC regulations. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Monsanto believes that it has meritorious legal positions and will continue to represent its interests vigorously in all of the proceedings that it is defending or prosecuting. Management does not anticipate the ultimate liabilities resulting from such proceedings, or the proceedings reflected in the above liability, will have a material adverse effect on Monsanto’s consolidated results of operations, financial position, cash flows or liquidity.

Legal actions have been filed in Brazil that raise issues challenging the right to collect certain royalties for Roundup Ready soybeans. Although Brazilian law clearly states that the pipeline patents protecting these products have the duration of the corresponding U.S. patent (2014 for Roundup Ready soybeans), the duration (and application) of these pipeline patents is currently under judicial review in Brazil. Monsanto believes it has meritorious legal arguments and will continue to represent its interests vigorously in these proceedings. The current estimate of the Company’s reasonably possible loss contingency is not material to consolidated results of operations, financial position, cash flows or liquidity.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 27. SEGMENT AND GEOGRAPHIC DATA

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. In February 2011, the company reorganized certain operating segments within our Agricultural Productivity reportable segment as a result of a change in the way the Chief Executive Officer, who is the chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources. The Roundup and other glyphosate-based herbicides operating segment and the other operating segments within Agricultural Productivity were combined into one operating segment titled “Agricultural Productivity” representing our weed management platform and to support our Seeds and Genomics business. The change in operating segments had no impact on the company’s reportable segments. The historical segment disclosures have been recast to be consistent with the current presentation. EBIT is defined as earnings (loss) before interest and taxes and is an operating performance measure for the two reportable segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on activity. Based on the Agricultural Productivity segment’s relative contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2011 and remain consistent for fiscal year 2012.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, are presented in the table that follows:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

Net Sales(1)
Corn seed and traits	$ 5,814	$ 4,805	$ 4,260
Soybean seed and traits	1,771	1,542	1,486
Cotton seed and traits	779	847	611
Vegetable seeds	851	895	835
All other crops seeds and traits	574	493	419

Total Seeds and Genomics	$ 9,789	$ 8,582	$ 7,611

Agricultural productivity	3,715	3,240	2,872

Total Agricultural Productivity	$ 3,715	$ 3,240	$ 2,872

Total	$13,504	$11,822	$10,483

Gross Profit
Corn seed and traits	$ 3,589	$ 2,864	$ 2,464
Soybean seed and traits	1,160	1,045	905
Cotton seed and traits	585	642	454
Vegetable seeds	419	534	492
All other crops seeds and traits	306	221	223

Total Seeds and Genomics	$ 6,059	$ 5,306	$ 4,538

Agricultural productivity	986	773	529

Total Agricultural Productivity	$ 986	$ 773	$ 529

Total	$ 7,045	$ 6,079	$ 5,067

EBIT(2)(3)(5)
Seeds and genomics	$ 2,570	$ 2,106	$ 1,597
Agricultural productivity	477	281	(29)

Total	$ 3,047	$ 2,387	$ 1,568

Depreciation and Amortization Expense
Seeds and genomics	$ 510	$ 496	$ 461
Agricultural productivity	112	117	141

Total	$ 622	$ 613	$ 602

Equity Affiliate Income(6)
Seeds and genomics	$ (10)	$ (21)	$ (15)
Agricultural productivity	—	—	—

Total	$ (10)	$ (21)	$ (15)

Total Assets(4)
Seeds and genomics	$15,944	$15,351	$13,584
Agricultural productivity	4,280	4,493	4,268

Total	$20,224	$19,844	$17,852

Property, Plant and Equipment Purchases
Seeds and genomics	$ 493	$ 434	$ 623
Agricultural productivity	153	106	132

Total	$ 646	$ 540	$ 755

Investment in Equity Affiliates
Seeds and genomics	$ 142	$ 141	$ 131
Agricultural productivity	—	—	—

Total	$ 142	$ 141	$ 131

(1)	Represents net sales from continuing operations.
(2)

EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income of $10 million, $3 million and $4 million from discontinued operations for fiscal years 2012, 2011 and 2010, respectively.
(4)	Includes assets recorded in continuing operations and discontinued operations.
(5)	EBIT includes restructuring charges for fiscal years 2012, 2011 and 2010. See Note 5 — Restructuring — for additional information.
(6)	Equity affiliate income is included in Other expense, net in the Statements of Consolidated Operations.

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of EBIT to net income for each period follows:

	Year Ended Aug. 31,

(Dollars in millions)	2012	2011	2010

EBIT(1)	$3,047	$2,387	$1,568
Interest Expense — Net	114	88	106
Income Tax Provision(2)	888	692	366

Net Income Attributable to Monsanto Company	$2,045	$1,607	$1,096

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.
(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.

Net sales and long-lived assets are attributed to the geographic areas of the relevant Monsanto legal entities. For example, a sale from the United States to a customer in Brazil is reported as a U.S. export sale.

	Net Sales to Unaffiliated Customers			Long-Lived Assets

	Year Ended Aug. 31,			As of Aug. 31,

(Dollars in millions)	2012	2011	2010	2012	2011

United States	$ 7,367	$ 6,372	$ 5,993	$ 6,950	$ 6,869
Europe-Africa	1,716	1,515	1,272	1,155	1,326
Brazil	1,588	1,276	1,066	760	948
Asia-Pacific	837	841	692	308	348
Argentina	873	773	616	272	237
Canada	541	458	364	98	94
Mexico	385	362	312	104	96
Other	197	225	168	369	234

Total	$13,504	$11,822	$10,483	$10,016	$10,152

MONSANTO COMPANY	2012 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 28. QUARTERLY DATA (UNAUDITED)

The following tables also include financial data for the fiscal year quarters in 2012 and 2011 which have been adjusted for discontinued operations.

(Dollars in millions, except per share amounts)

	1st	2nd	3rd	4th
2012	Quarter	Quarter	Quarter	Quarter	Total

Net Sales	$2,439	$4,748	$4,219	$2,098	$13,504
Gross Profit	1,096	2,705	2,363	881	7,045
Income (Loss) from Continuing Operations Attributable to Monsanto Company	126	1,204	939	(230)	2,039
Income (Loss) on Discontinued Operations	—	7	(2)	1	6
Net Income (Loss)	134	1,212	966	(219)	2,093
Net Income (Loss) Attributable to Monsanto Company	$ 126	$1,211	$ 937	$ (229)	$ 2,045

Basic Earnings (Loss) per Share Attributable to Monsanto Company:
Income (Loss) from continuing operations	$ 0.24	$ 2.25	$ 1.76	$ (0.43)	$ 3.82
Income (Loss) on discontinued operations	—	0.02	—	(0.01)	0.01
Net Income (Loss) Attributable to Monsanto Company	$ 0.24	$ 2.27	$ 1.76	$ (0.44)	$ 3.83

Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$ 0.23	$ 2.23	$ 1.74	$ (0.42)	$ 3.78
Income on discontinued operations	—	0.01	—	—	0.01
Net Income (Loss) Attributable to Monsanto Company	$ 0.23	$ 2.24	$ 1.74	$ (0.42)	$ 3.79

2011

Net Sales	$1,836	$4,131	$3,608	$2,247	$11,822
Gross Profit	824	2,310	1,973	972	6,079
Income (Loss) from Continuing Operations Attributable to Monsanto Company	9	1,015	692	(111)	1,605
Income (Loss) on Discontinued Operations	—	3	—	(1)	2
Net Income (Loss)	15	1,030	712	(98)	1,659
Net Income (Loss) Attributable to Monsanto Company	$9	$1,018	$ 692	$ (112)	$ 1,607

Basic Earnings (Loss) per Share Attributable to Monsanto Company:
Income (Loss) from continuing operations	$ 0.02	$ 1.89	$ 1.29	$ (0.21)	$ 2.99
Income on discontinued operations	—	0.01	—	—	0.01
Net Income (Loss) Attributable to Monsanto Company	$ 0.02	$ 1.90	$ 1.29	$ (0.21)	$ 3.00

Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$ 0.02	$ 1.87	$ 1.28	$ (0.21)	$ 2.96
Income on discontinued operations	—	0.01	—	—	—
Net Income (Loss) Attributable to Monsanto Company	$ 0.02	$ 1.88	$ 1.28	$ (0.21)	$ 2.96

(1)

Because Monsanto reported a loss from continuing operations in the fourth quarter 2012 and 2011, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share may not total to the full-year amount.

MONSANTO COMPANY	2012 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period covered by this report and concluded that our disclosure controls and procedures were effective as of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

¡ pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

¡ provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

¡ provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of Aug. 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on management’s assessment, management has concluded that the company’s internal control over financial reporting was effective as of Aug. 31, 2012.

The effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the period that ended on Aug. 31, 2012, the company completed its remediation efforts related to the company’s controls over the timing of the recording of customer incentives. As a result of the completed remediation efforts noted below, there were improvements in internal control over financial reporting during fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	2012 FORM 10-K

Remediation Actions

In our Annual Report on Form 10-K for the year ended Aug. 31, 2011, management identified a material weakness in our internal control over financial reporting with respect to internal controls associated with the customer incentive process. Specifically, the controls over the timing of the recording of customer incentives were improperly designed and were not effective in capturing the accuracy and timeliness of incentives communicated to customers. The controls that had been in place focused primarily on the review of contracts, including incentive programs with customers, the appropriate accounting for such programs and approval of payments to customers. The controls were not effective in recording incentives in the appropriate period based on communications between the sales organization and the customer.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to this material weakness, management developed remediation plans to address the control deficiencies identified in 2011. The company has implemented the following remediation actions during 2012:

¡	Our internal polices related to customer incentive programs have been refined and reissued. These policies provide additional clarity on definitions, rules and exceptions to policies;

¡	Simplified customer programs;

¡	Enhanced the training program for sales and finance personnel on revenue recognition;

¡

Established a more comprehensive review and approval procedure for prepayments and accommodations to customers to ensure that the company understands when obligations are fulfilled and payments are earned; and

¡	Implemented procedures to improve the capture, review, approval, and recording of all incentive arrangements in the appropriate accounting period.

The focus of the above actions was to remediate controls related to the timing of the recording of customer incentives and the accuracy and timeliness of incentives communicated to customers. In addition, these actions strengthened our overall control environment related to customer incentive programs.

Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the company to conclude that the 2011 material weakness regarding its internal controls associated with the customer incentive process have been remediated as of Aug. 31, 2012.

ITEM 9B. OTHER INFORMATION

On Oct. 16, 2012, the People and Compensation Committee of Monsanto’s Board of Directors approved base salaries to become effective as of Jan. 7, 2013, for the named executive officers included in Monsanto’s proxy statement dated Dec. 9, 2011. A summary of cash compensation arrangements is included in Exhibit 10.26 to this Form 10-K and incorporated herein by reference.

MONSANTO COMPANY	2012 FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information appearing in Monsanto Company’s definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A in December 2012 (Proxy Statement), is incorporated herein by reference:

•	Information appearing under the heading “Information Regarding Board of Directors” including biographical information regarding nominees for election to, and members of, the Board of Directors;

•	Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”; and

•

Information appearing under the heading “Board Meetings and Committees — Audit and Finance Committee,” regarding the membership and function of the Audit and Finance Committee, and the financial expertise of its members.

Monsanto has adopted a Code of Ethics for Chief Executive and Senior Financial Officers (Code), which applies to its Chief Executive Officer and the senior leadership of its finance department, including its Chief Financial Officer and Controller. This Code is available on our Web site at www.monsanto.com, at the tab “Corporate Governance” under “Who We Are.” Any amendments to, or waivers from, the provisions of the Code will be posted to that same location within four business days and will remain on the Web site for at least a 12-month period.

MONSANTO COMPANY	2012 FORM 10-K

The following information with respect to the executive officers of the Company on Oct. 19, 2012, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name—Age	Present Position with Registrant	Year First Became an Executive Officer	Other Business Experience since Sept. 1, 2007*

Brett D. Begemann, 51	President and Chief Commercial Officer	2003

Executive Vice President, International Commercial — Monsanto Company, 6/03-10/07; Executive Vice President, Global Commercial — Monsanto Company, 10/07-10/09; Executive Vice President, Seeds and Traits — Monsanto Company, 10/09-1/11; Executive Vice President and Chief Commercial Officer — Monsanto Company, 1/11-8/12; present position, 8/12

Pierre Courduroux, 47	Senior Vice President and Chief Financial Officer	2011

Finance Lead, EMEA — Monsanto Company, 9/04-10/07; Global Finance Lead, Vegetables Business — Monsanto Company, 10/07-12/09; Global Seeds and Traits Finance Lead — Monsanto Company, 12/09-1/11, present position, 1/11

Robert T. Fraley, 59	Executive Vice President and Chief Technology Officer	2000	Present position, 8/00

Hugh Grant, 54	Chairman of the Board and Chief Executive Officer	2000	Chairman of the Board, President and Chief Executive Officer — Monsanto Company, 10/03-8/12; present position, 8/12

Tom D. Hartley, 53	Vice President and Treasurer	2008	Director, International Finance — Monsanto Company, 5/07-12/08; present position, 12/08

Janet M. Holloway, 58	Senior Vice President, Chief of Staff and Community Relations	2000	Vice President and Chief of Staff — Monsanto Company, 4/05-10/07; present position, 10/07

Consuelo E. Madere, 51	Vice President, Global Vegetable and Asia Commercial	2009

General Manager, Europe-Africa — Monsanto Company, 8/05-7/08; President, Vegetable Seeds Division — Monsanto Company, 7/08-10/09; Vice President, Global Vegetable Business — Monsanto Company, 10/09-1/11; present position, 1/11

Steven C. Mizell, 52	Executive Vice President, Human Resources	2004	Present position, 8/07

Kerry J. Preete, 52	Executive Vice President, Global Strategy	2008

President — Seminis Vegetable Seeds, 11/05-6/08; Vice President, International Commercial — Monsanto Company, 6/08-8/09; Vice President, Commercial and President, Roundup Division — Monsanto Company, 8/09-10/09; Vice President, Crop Protection — Monsanto Company, 10/09-10/10; Senior Vice President, Global Strategy - Monsanto Company, 10/10-8/12; present position, 8/12

Nicole M. Ringenberg, 51	Vice President and Controller	2007

Vice President, Finance — Monsanto Company, 1/07-10/07; Vice President, Finance and Operations, Global Commercial — Monsanto Company, 10/07-10/09; Vice President, Finance, Seeds & Traits — Monsanto Company, 10/09-12/09; present position, 12/09

David F. Snively, 58	Executive Vice President, Secretary and General Counsel	2006	Senior Vice President, Secretary and General Counsel — Monsanto Company, 9/06-9/10; present position, 9/10

Gerald A. Steiner, 52	Executive Vice President, Sustainability & Corporate Affairs	2001	Executive Vice President, Commercial Acceptance — Monsanto Company, 6/03-12/08; present position, 12/08

*	Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia Corporation.

MONSANTO COMPANY	2012 FORM 10-K

ITEM 11.	EXECUTIVE COMPENSATION

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Compensation Committee Interlocks and Insider Participation”; “Board Role in Risk Oversight and Assessment”; “Compensation of Directors”; “Report of the People and Compensation Committee”; “Compensation Discussion and Analysis”; “Summary Compensation Table”; “Grants of Plan-Based Awards Table”; “Additional Information Explaining Summary Compensation and Grants of Plan-Based Awards Tables”; “Outstanding Equity Awards at Fiscal Year-End Table”; “Option Exercises and Stock Vested Table”; “Pension Benefits”; “Non-qualified Deferred Compensation”; and “Potential Payments Upon Termination or Change of Control.”

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

MONSANTO COMPANY	2012 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

(1)	The following financial statements appearing in Item 8: “Statements of Consolidated Operations”; “Statements of Consolidated Comprehensive Income”, “Statements of Consolidated Financial Position”; “Statements of Consolidated Cash Flows”; “Statements of Consolidated Shareowners’ Equity.”

(2)	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

MONSANTO COMPANY	2012 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY (Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(Principal Accounting Officer)

Date: Oct. 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. CHICOINE	Director	Oct. 19, 2012
(David L. Chicoine)

/s/ JANICE L. FIELDS	Director	Oct. 19, 2012
(Janice L. Fields)

/s/ HUGH GRANT	Chairman of the Board and	Oct. 19, 2012
(Hugh Grant)	Chief Executive Officer, Director (Principal Executive Officer)

/s/ ARTHUR H. HARPER	Director	Oct. 19, 2012
(Arthur H. Harper)

/s/ LAURA K. IPSEN	Director	Oct. 19, 2012
(Laura K. Ipsen)

/s/ GWENDOLYN S. KING	Director	Oct. 19, 2012
(Gwendolyn S. King)

/s/ C. STEVEN MCMILLAN	Director	Oct. 19, 2012
(C. Steven McMillan)

/s/ JON R. MOELLER	Director	Oct. 19, 2012
(Jon R. Moeller)

/s/ WILLIAM U. PARFET	Director	Oct. 19, 2012
(William U. Parfet)

/s/ GEORGE H. POSTE	Director	Oct. 19, 2012
(George H. Poste)

/s/ ROBERT J. STEVENS	Director	Oct. 19, 2012
(Robert J. Stevens)

/s/ PIERRE COURDUROUX	Senior Vice President, Chief Financial	Oct. 19, 2012
(Pierre Courduroux)	Officer (Principal Financial Officer)

/s/ NICOLE M. RINGENBERG	Vice President and Controller	Oct. 19, 2012
(Nicole M. Ringenberg)	(Principal Accounting Officer)

MONSANTO COMPANY	2012 FORM 10-K

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

2	1.	Separation Agreement, dated as of Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).*

	2.	First Amendment to Separation Agreement, dated July 1, 2002, between Pharmacia and the company (incorporated by reference to Exhibit 99.2 of Form 8-K, filed July 30, 2002, File No. 1-16167).*

3	1.	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).

	2.	Monsanto Company Bylaws, as amended effective June 8, 2011 (incorporated by reference to Exhibit 3.2(i) of Form 8-K, filed June 14, 2011, File No. 1-16167).

4	1.	Indenture, dated as of Aug. 1, 2002, between the company and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

	2.	Form of Registration Rights Agreement, dated Aug. 25, 2005, relating to 5 1/2 % Senior Notes due 2025 of the company (incorporated by reference to Exhibit 4.3 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

9	Omitted

10	1.	Tax Sharing Agreement, dated July 19, 2002, between the company and Pharmacia (incorporated by reference to Exhibit 10.4 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	2.	Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated as of Sept. 1, 2000 (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	2.1.	Amendment to Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 2.1 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	3.	Intellectual Property Transfer Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	4.	Services Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.9 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	5.	Corporate Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	6.	Agreement among Solutia, Pharmacia and the company, relating to settlement of certain litigation (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

	7.	Global Settlement Agreement, executed Sept. 9, 2003, in the U.S. District Court for the Northern District of Alabama, and in the Circuit Court of Etowah County, Alabama (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

	8.	Solutia’s Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (As Modified) (incorporated by reference to Exhibit 2.1 of Solutia’s Form 8-K filed December 5, 2007, SEC File No. 001-13255).

	9.	Amended and Restated Settlement Agreement dated February 28, 2008, by and among Solutia Inc., Monsanto Company and SFC LLC (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8-K filed March 5, 2008, SEC File No. 001-13255).

	10.	First Amended and Restated Retiree Settlement Agreement dated as of July 10, 2007, among Solutia Inc., the company and the claimants set forth therein (incorporated by reference to Exhibit 10.3 of Solutia’s Form 8-K filed March 5, 2008, SEC File No. 001-13255).

	11.	Letter Agreement between the company and Pharmacia, effective Aug. 13, 2002 (incorporated by reference to Exhibit 10.6 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	12.	Credit Agreement, dated April 1, 2011, as amended and extended as of May 31, 2012 (composite conformed copy). The original Credit Agreement was filed as Exhibit 10.1 to the registrant’s Form 8-K, filed April 7, 2011 (incorporated by reference to Exhibit 10.5 of the Form 10-Q for the period ended May 31, 2012, File No. 1-16167).

	13.	The Monsanto Company Non-Employee Director Equity Incentive Compensation Plan, as amended and restated, effective April 17, 2012 (incorporated by reference to Exhibit 10.2 of Registration Statement on Form S-8, filed June 22, 2012, File No. 333-182293).†

	14.	Monsanto Company Long-Term Incentive Plan, as amended and restated, effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167).†

	14.1.	First Amendment, effective Jan. 29, 2004, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.1 of the Form 10-Q for the period ended Feb. 29, 2004, File No. 1-16167).†

	14.2.	Second Amendment, effective Oct. 23, 2006, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18.2 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

	14.3.	Third Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.3 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

	14.4.	Fourth Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.4 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

MONSANTO COMPANY	2012 FORM 10-K

14.5.	Fifth Amendment, effective Sept. 1, 2010, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167).†

14.6.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Oct. 2004 (incorporated by reference to Exhibit 10.16.2 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

14.7.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167)†

14.8.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as of Oct. 2008 (incorporated by reference to Exhibit 10.19.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

14.9.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Oct. 25, 2010 (incorporated by reference to Exhibit 10.14.9 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

14.10.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 24, 2011 (incorporated by reference to Exhibit 10.14.10. to Form 10-K, filed Nov. 14, 2011, File No. 1-16167).†

14.11.	Form of Terms and Conditions of Restricted Stock Grant Under the Monsanto Company Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17.3 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

14.12.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2006 (incorporated by reference to Exhibit 10.18.5 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

14.13.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2005 (incorporated by reference to Exhibit 10.17.4 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

14.14.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167).†

14.15.	Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan and the Monsanto 2005 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).†

14.16	Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan and the Monsanto 2005 Long-Term Incentive Plan, as approved on Aug. 3, 2011 (incorporated by reference to Exhibit 10.14.16 to Form 10-K, filed Nov. 14. 2011, File No. 1-16167).†

15.	Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of January 24, 2012) (incorporated by reference to Appendix D to the Monsanto Company Proxy Statement, filed Dec. 9, 2011, File No. 1-16167).†

15.1.	Form of Terms and Conditions of Option Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

15.2.	Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors by executed unanimous written consent on Oct. 11, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Oct. 17, 2007, File No. 1-16167).†

15.3.	Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 20, 2008 (incorporated by reference to Exhibit 20.5 of Form 10-K for the period ended Aug. 31, 2009, File No. 1-16167).†

15.4.	Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 26, 2009 (incorporated by reference to Exhibit 10.20.6 to Form 10-K, filed Oct. 27, 2009, File No. 16167).†

15.5.	Form of Terms and Conditions of Fiscal Year 2011 Restricted Stock Unit Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 26, 2010 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167).†

15.6.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan and the 2005 Long-Term Incentive Plan, as approved on Aug. 24, 2011 (incorporated by reference to Exhibit 10.15.9. to Form 10-K, filed Nov. 14, 2011, File No. 1-16167).†

15.7.	Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

15.8.	Form of Terms and Conditions of Financial Goal Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved Oct. 24, 2011 (incorporated by reference to Exhibit 10.15.10. to Form 10-K, filed Nov. 14, 2011, File No. 1-16167).†

15.9.	Form of Terms and Conditions of Financial Goal Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

MONSANTO COMPANY	2012 FORM 10-K

	15.10.	Form of Terms and Conditions of Strategic Performance Goal Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 26, 2009 (incorporated by reference to Exhibit 10.20.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

	15.10.1.	Summary of Potential Number of Shares that may Vest Under, and Terms and Conditions of, the Strategic Performance Goal Restricted Stock Unit Grants (incorporated by reference to Exhibit 10.20.7.1 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

	15.11.	Form of Terms and Conditions of Retention and Performance Restricted Stock Unit Grant under the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15.12. to Form 10-K, filed Nov. 14, 2011, File No. 1-16167).†

	15.12.	Forms of Terms and Conditions of Restricted Share Grant to Non-Employee Director [Elective Retainer Amount] under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated as of January 24, 2012 (incorporated by reference to Exhibit 10.3 of the Form 10-Q for the period ended May 31, 2012, File No. 1-16167).†

	15.13.	Forms of Terms and Conditions of Restricted Shares Grant to Non-Employee Director [Inaugural Grant] under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated as of January 24, 2012 (incorporated by reference to Exhibit 10.4 of the Form 10-Q for the period ended May 31, 2012, File No. 1-16167).†

	16.	Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 10.16 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	16.1.	Amendment No. 1, effective Aug. 27, 2009, to the Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 10.16.1 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	16.2.	Amendment No. 2, effective Aug. 1, 2010, to the Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 10.16.2 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	17.	Monsanto Company ERISA Parity Savings and Investment Plan, as amended and restated as of December 21, 2008, and subsequently amended through June 11, 2012 (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-8, filed June 22, 2012, File No. 333-182292).†

	18.	Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	18.1.	Form of Terms and Conditions of Units Under the Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17.1 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	19.	Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Approval of Performance Goal Under §162(m) of the Internal Revenue Code” on pages 12 through 13 of the Proxy Statement dated Dec. 14, 2005).†

	20.	Fiscal Year 2012 Annual Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 24, 2011 (incorporated by reference to Exhibit 10 to Form 8-K, filed Aug. 30, 2011, File No. 1-16167).†

	21.	Fiscal Year 2013 Annual Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 29, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

	22.1.	Form of Change of Control Employment Security Agreement for Messrs. Begemann, Grant and Snively, and Dr. Fraley, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 to Form 8-K, filed on Sept. 7, 2010, File No. 1-16167).†

	22.2.	Form of Change of Control Employment Security Agreement for Mr. Courduroux, effective Feb. 4. 2011 (incorporated by reference to Exhibit 10 to Form 8-K, filed on Feb. 10, 2011, File No. 1-16167).†

	23.	Monsanto Company Executive Health Management Program, as amended and restated as of Oct. 25, 2010 (incorporated by reference to Exhibit 10.22 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

	24.	Amended and Restated Monsanto Company Recoupment Policy, as approved by the Board of Directors on Oct. 27, 2009 (incorporated by reference to Exhibit 10.20.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

	25.	Monsanto Benefits Plan for Third Country Nationals (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167).†

	25.1.	Amendment to Monsanto Benefits Plan for Third Country Nationals, effective Aug. 5, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167).†

	26.	Base Salaries of Named Executive Officers dated Oct. 2012.†

11	Omitted — see Item 8 — Note 23 — Earnings per Share.

12	Statements Re Computation of Ratios.

13	Omitted

14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our Web site at www.monsanto.com.

16	Omitted

18	Omitted

21	Subsidiaries of the Registrant.

22	Omitted

23	Consent of Independent Registered Public Accounting Firm.

31	1.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

MONSANTO COMPANY	2012 FORM 10-K

	2.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

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