Form 10-Q
period 2012-11-30
MONSANTO CO /NEW/
filed 2013-01-08
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Nov. 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 535,813,311 shares of Common Stock, $0.01 par value, outstanding as of Jan. 2, 2013.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

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

Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2012.

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

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2012, and Nov. 30, 2011, the Statements of Consolidated Comprehensive Income (Loss) for the three months ended Nov. 30, 2012, and Nov. 30, 2011, the Statements of Consolidated Financial Position as of Nov. 30, 2012, and Aug. 31, 2012, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2012, and Nov. 30, 2011, the Statements of Consolidated Shareowners’ Equity for the three months ended Nov. 30, 2012, and year ended Aug. 31, 2012, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2012	2011
Net Sales	$2,939	$2,439
Cost of goods sold	1,542	1,343

Gross Profit	1,397	1,096
Operating Expenses:
Selling, general and administrative expenses	542	500
Research and development expenses	346	351

Total Operating Expenses	888	851
Income from Operations	509	245
Interest expense	51	53
Interest income	(23)	(18)
Other expense, net	17	6

Income from Continuing Operations Before Income Taxes	464	204
Income tax provision	122	70

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$342	$134

Discontinued Operations:
Income from operations of discontinued businesses	11	—
Income tax provision	4	—

Income on Discontinued Operations	7	—

Net Income	$349	$134

Less: Net income attributable to noncontrolling interest	10	8

Net Income Attributable to Monsanto Company	$339	$126

Amounts Attributable to Monsanto Company:
Income from continuing operations	$332	$126
Income on discontinued operations	7	—

Net Income Attributable to Monsanto Company	$339	$126

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.62	$0.24
Income on discontinued operations	0.01	—

Net Income Attributable to Monsanto Company	$0.63	$0.24

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.62	$0.23
Income on discontinued operations	0.01	—

Net Income Attributable to Monsanto Company	$0.63	$0.23

Weighted Average Shares Outstanding:
Basic	534.8	535.4
Diluted	540.4	541.4
Dividends Declared per Share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited	Three Months Ended Nov. 30
(Dollars in millions)	2012	2011
Comprehensive Income (Loss) Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$339	$126
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation	52	(572)
Postretirement benefit plan activity, net of tax of $7 and $8, respectively	11	13
Unrealized net gains (losses) on investment holdings, net of tax of $3 and $(1), respectively	6	(3)
Realized net losses on investment holdings, net of tax of $1 and $0, respectively	1	—
Unrealized net derivative losses, net of tax of $(6) and $(53), respectively	(12)	(80)
Realized net derivative gains, net of tax of $(5) and $(1), respectively	(10)	(2)

Total Other Comprehensive Income (Loss), Net of Tax	48	(644)

Comprehensive Income (Loss) Attributable to Monsanto Company	$387	$(518)

Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net Income Attributable to Noncontrolling Interests	10	8
Other Comprehensive Loss
Foreign currency translation	(4)	(12)

Total Other Comprehensive Loss	(4)	(12)

Comprehensive Income (Loss) Attributable to Noncontrolling Interests	$6	$(4)

Total Comprehensive Income (Loss)	$393	$(522)

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited	As of Nov. 30,	As of Aug. 31,
(Dollars in millions, except share amounts)	2012	2012
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2013: $30 and 2012: $120)	$4,637	$3,283
Short-term investments	310	302
Trade receivables, net (variable interest entity restricted - 2013: $140 and 2012: $52)	2,168	1,897
Miscellaneous receivables	700	620
Deferred tax assets	513	534
Inventory, net	3,571	2,839
Other current assets (variable interest entity restricted - 2013: $2 and 2012: $0)	161	183

Total Current Assets	12,060	9,658
Total property, plant and equipment	8,932	8,835
Less accumulated depreciation	4,584	4,470

Property, Plant and Equipment, Net	4,348	4,365
Goodwill	3,447	3,435
Other Intangible Assets, Net	1,210	1,237
Noncurrent Deferred Tax Assets	552	551
Long-Term Receivables, Net	290	376
Other Assets	630	602

Total Assets	$22,537	$20,224

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$26	$36
Accounts payable	785	794
Income taxes payable	68	75
Accrued compensation and benefits	307	546
Accrued marketing programs	710	1,281
Deferred revenues	2,843	396
Grower production accruals	711	194
Dividends payable	—	200
Customer payable	8	14
Miscellaneous short-term accruals	703	685

Total Current Liabilities	6,161	4,221
Long-Term Debt	2,054	2,038
Postretirement Liabilities	530	543
Long-Term Deferred Revenue	218	245
Noncurrent Deferred Tax Liabilities	314	313
Long-Term Portion of Environmental and Litigation Liabilities	212	213
Other Liabilities	583	615
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 597,132,066 and 596,136,929 shares, respectively
Outstanding 535,074,017 and 534,373,880 shares, respectively	6	6
Treasury stock 62,058,049 and 61,763,049 shares, respectively, at cost	(3,072)	(3,045)
Additional contributed capital	10,437	10,371
Retained earnings	5,876	5,537
Accumulated other comprehensive loss	(988)	(1,036)

Total Monsanto Company Shareowners’ Equity	12,259	11,833

Noncontrolling Interest	206	203

Total Shareowners’ Equity	12,465	12,036

Total Liabilities and Shareowners’ Equity	$22,537	$20,224

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions)	2012	2011
Operating Activities:
Net Income	$349	$134
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	152	155
Bad-debt expense	7	(1)
Stock-based compensation expense	24	23
Excess tax benefits from stock-based compensation	(15)	(6)
Deferred income taxes	10	(48)
Equity affiliate (income) expense, net	(2)	1
Net gain on sales of a business or other assets	(12)	(1)
Other items	(24)	(55)
Changes in assets and liabilities that (required) provided cash, net of acquisitions:
Trade receivables, net	(219)	49
Inventory, net	(754)	(679)
Deferred revenues	2,422	1,624
Accounts payable and other accrued liabilities	(398)	(127)
Restructuring cash payments	—	(4)
Pension contributions	(16)	(5)
Other items	45	50

Net Cash Provided by Operating Activities	1,569	1,110

Cash Flows (Required) Provided by Investing Activities:
Purchases of short-term investments	(118)	(142)
Maturities of short-term investments	110	142
Capital expenditures	(133)	(138)
Acquisition of businesses, net of cash acquired	—	(113)
Technology and other investments	(23)	(5)
Other proceeds	68	2

Net Cash Required by Investing Activities	(96)	(254)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	60	(8)
Short-term debt reductions	(7)	(17)
Long-term debt proceeds	16	1
Long-term debt reductions	—	(138)
Treasury stock purchases	(27)	(26)
Stock option exercises	31	12
Excess tax benefits from stock-based compensation	16	6
Tax withholding on restricted stock and restricted stock units	(3)	(1)
Dividend payments	(201)	(161)
Dividend payments to noncontrolling interests	(1)	(8)

Net Cash Required by Financing Activities	(116)	(340)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	(81)

Net Increase in Cash and Cash Equivalents	1,354	435
Cash and Cash Equivalents at Beginning of Period	3,283	2,572

Cash and Cash Equivalents at End of Period	$4,637	$3,007

See Note 20 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Reserve for ESOP Debt	Non-Controlling Interest	Total
Balance as of Aug. 31, 2011	$6	$(2,613)	$10,096	$4,174	$(116)	$(2)	$171	$11,716
Net income	—	—	—	2,045	—	—	48	2,093
Other comprehensive loss for 2012	—	—	—	—	(920)	—	(40)	(960)
Treasury stock purchases	—	(432)	—	—	—	—	—	(432)
Restricted stock withholding	—	—	(19)	—	—	—	—	(19)
Issuance of shares under employee stock plans	—	—	117	—	—	—	—	117
Excess tax benefits from stock-based compensation	—	—	50	—	—	—	—	50
Stock-based compensation expense	—	—	127	—	—	—	—	127
Cash dividends of $1.28 per common share	—	—	—	(682)	—	—	—	(682)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(77)	(77)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Proceeds from noncontrolling interest	—	—	—	—	—	—	101	101

Balance as of Aug. 31, 2012	$6	$(3,045)	$10,371	$5,537	$(1,036)	$—	$203	$12,036
Net income	—	—	—	339	—	—	10	349
Other comprehensive income (loss) for 2013	—	—	—	—	48	—	(4)	44
Treasury stock purchases	—	(27)	—	—	—	—	—	(27)
Restricted stock withholding	—	—	(3)	—	—	—	—	(3)
Issuance of shares under employee stock plans	—	—	31	—	—	—	—	31
Excess tax benefits from stock-based compensation	—	—	17	—	—	—	—	17
Stock-based compensation expense	—	—	22	—	—	—	—	22
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Acquisition of noncontrolling interest	—	—	(1)	—	—	—	(2)	(3)

Balance as of Nov. 30, 2012	$6	$(3,072)	$10,437	$5,876	$(988)	$—	$206	$12,465

(1)	See Note 18 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

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

In the fourth quarter of 2008, the company announced plans to divest its animal agricultural products business, which focused on dairy cow productivity (the Dairy business) and was previously reported as part of the Agricultural Productivity segment. This transaction was consummated on Oct. 1, 2008. As a result, financial data for this business has been presented as discontinued operations.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012. Financial information for the first three months of fiscal year 2013 should not be annualized because of the seasonality of the company’s business.

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

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after Dec. 15, 2011. Accordingly, Monsanto will adopt this amendment when the company performs the annual impairment test during fiscal year 2013. The amendment is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after Sept. 15, 2012. Accordingly, Monsanto will adopt this amendment in fiscal year 2014. The company is currently evaluating the impact of adoption on the consolidated financial statements for both the annual impairment test of goodwill and indefinite-lived intangibles.

NOTE 3. BUSINESS COMBINATIONS

2012 Acquisitions: In June 2012, Monsanto acquired 100 percent of the outstanding stock of Precision Planting, Inc., a planting technology developer based in Tremont, Illinois. Precision Planting develops technology to improve yields through on-farm planting performance. The acquisition of the company will become part of Monsanto’s Integrated Farming Systems unit, which utilizes advanced agronomic practices, seed genetics and innovative on-farm technology to deliver optimal yield to farmers while using fewer resources. Acquisition costs incurred in fiscal year 2012 were less than $1 million and were classified as selling, general and administrative expenses. The acquisition of Precision Planting qualifies as a business under the Business Combinations topic of the ASC. The total fair value of the acquisition was $255 million, including contingent consideration of $39 million, and the total cash paid for the acquisition was $209 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes. The contingent consideration is to be paid in cash if certain operational and financial milestones are met on or before Aug. 31, 2020, up to a maximum target of $40 million. The estimated acquisition date fair value of the long-term other liability for the contingent consideration reflects a discount at a credit adjusted risk-free interest rate for the expected timing of each payment. See Note 14 — Fair Value Measurements — for further information.

In September 2011, Monsanto acquired 100 percent of the outstanding stock of Beeologics, a technology start-up business based in Israel, which researches and develops biological tools to provide targeted control of pests and diseases. The acquisition of the company, which qualifies as a business under the Business Combinations topic of the ASC, allows Monsanto to further explore the use of biologicals broadly in agriculture to provide farmers with innovative approaches to the challenges they face. Monsanto intends to use the base technology from Beeologics as a part of its continuing discovery and development pipeline. Acquisition costs were approximately $1 million and were classified as selling, general and administrative expenses. The total cash paid and the fair value of the acquisition was $113 million (net of cash acquired), and it was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes.

For the acquisitions described above, the business operations and employees of the acquired entity were included in the Seeds and Genomics reportable segment results upon acquisition.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 4. CUSTOMER FINANCING PROGRAMS

Monsanto participates in customer financing programs as follows:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2012	2012

Transactions that Qualify for Sales Treatment
U.S. agreement to sell customer receivables(1)
Outstanding balance	$64	$291
Maximum future payout under recourse provisions	4	17

Other U.S. and European agreements to sell accounts receivables(2)
Outstanding balance	$20	$34
Maximum future payout under recourse provisions	17	21

Agreements with Lenders(3)
Outstanding balance	$89	$85
Maximum future payout under the guarantee	68	56

The gross amount of receivables sold under transactions that qualify for sales treatment were:

	Gross Amount of Receivables Sold
	Three Months Ended Nov. 30,
(Dollars in millions)	2012	2011
Transactions that Qualify for Sales Treatment
U.S. agreement to sell customer receivables(1)	$2	$216
Other U.S. and European agreement to sell accounts receivables(2)	—	6

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allowed Monsanto to transfer up to 1 billion Brazilian reais (approximately $475 million) for select customers in Brazil to a special purpose entity (SPE). Under the arrangement, a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities.

There were no significant recourse or non-recourse liabilities for all programs as of Nov. 30, 2012, and Aug. 31, 2012. There were no significant delinquent loans for all programs as of Nov. 30, 2012, and Aug. 31, 2012.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 5. VARIABLE INTEREST ENTITIES

Monsanto is involved with various special purpose entities and other entities that are deemed to be variable interest entities (VIEs). Monsanto has determined that the company holds a variable interest in an entity that is established as a revolving financing program. In addition, Monsanto has various variable interests in biotechnology companies that focus on plant gene research, development and commercialization. These variable interests have also been determined to be VIEs.

Consolidated VIE

Monsanto has one financing program in Brazil that is recorded as a consolidated VIE. For the most part, the VIE involving the revolving financing program is funded by investments from the company and other third parties, primarily investment funds, and have been established to service Monsanto’s customer receivables. An 88 percent senior interest in the entity is held by third parties, primarily investment funds, and Monsanto holds the remaining 12 percent interest. See Note 4 — Customer Financing Programs — for additional information regarding the revolving financing arrangement. Creditors have no recourse against Monsanto in the event of default by the VIE nor does the company have any implied or unfunded commitments to the VIE. The company’s financial or other support provided to the VIE is limited to its original investment. Even though Monsanto holds a subordinate interest in the VIE, the VIE was established to service transactions involving the company and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIE. As a result, the company is the primary beneficiary of the VIE and the VIE has been consolidated in Monsanto’s Consolidated Financial Statements. The assets of the VIE may only be used to settle the obligations of the entity. Third-party investors in the VIE do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. The following table presents the carrying value of assets and liabilities, which are identified as restricted assets and liabilities on the company’s Statements of Consolidated Financial Position, and the maximum exposure to loss relating to the VIE for which Monsanto is the primary beneficiary.

	Financing Program VIE
	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2012	2012
Cash and cash equivalents	$30	$120
Trade receivables, net	140	52
Other current assets	2	—
Total Assets	172	172
Total Liabilities	—	—
Maximum Exposure to Loss	$25	$23

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

	Biotechnology VIEs
	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2012	2012
Property, plant and equipment, net	$5	$5
Other intangible assets, net	13	14
Total Non-Current Assets	18	19
Total Liabilities	—	—
Maximum Exposure to Loss	$—	$—

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 6. RESTRUCTURING

On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions were designed to enable Monsanto to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. The company also announced that it would take steps to better align the resources of its global seeds and traits business. These actions included certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, the company identified additional opportunities to better align the company’s resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments were made in fiscal year 2012.

There were no charges incurred for the fiscal quarters ended Nov. 30, 2012, and Nov. 30, 2011. The following table displays the cumulative pretax charges of $723 million under the 2009 Restructuring Plan.

	Cumulative Amount through Nov. 30, 2012
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

There was no restructuring liability as of Nov. 30, 2012, and Aug. 31, 2012.

NOTE 7. RECEIVABLES

Trade receivables on the Statements of Consolidated Financial Position are net of allowances of $71 million and $64 million as of Nov. 30, 2012, and Aug. 31, 2012, respectively.

The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $151 million and $156 million with a corresponding allowance for credit losses on these receivables of $134 million and $141 million as of Nov. 30, 2012, and Aug. 31, 2012, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance Aug. 31, 2011	$213
Incremental Provision	3
Recoveries	(14)
Write-offs	(54)
Other(1)	(7)

Balance Aug. 31, 2012	$141
Incremental Provision	1
Recoveries	(3)
Write-offs	(3)
Other(1)	(2)

Balance Nov. 30, 2012	$134

(1)	Includes reclassifications from current receivables and foreign currency translation adjustments.

In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $273 million and $361 million as of Nov. 30, 2012, and Aug. 31, 2012, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations.

On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 8. INVENTORY

Components of inventory are:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2012	2012

Finished Goods	$1,401	$1,050
Goods In Process	1,849	1,537
Raw Materials and Supplies	470	395

Inventory at FIFO Cost	3,720	2,982
Excess of FIFO over LIFO Cost	(149)	(143)

Total	$3,571	$2,839

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first quarter of fiscal year 2013, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total

Balance as of Aug. 31, 2012	$3,378	$57	$3,435
Acquisition activity (see Note 3)	—	—	—
Effect of foreign currency translation adjustments	12	—	12

Balance as of Nov. 30, 2012	$3,390	$57	$3,447

In first quarter 2013, goodwill increased due to the effects of foreign currency translation adjustments. There were no events or circumstances indicating that goodwill might be impaired as of Nov. 30, 2012. The 2013 annual goodwill impairment test will be performed as of March 1, 2013.

Information regarding the company’s other intangible assets is as follows:

	As of Nov. 30, 2012			As of Aug. 31, 2012
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Acquired Germplasm	$1,132	$(712)	$420	$1,144	$(707)	$437
Acquired Intellectual Property	1,095	(779)	316	1,085	(771)	314
Trademarks	349	(128)	221	348	(124)	224
Customer Relationships	298	(158)	140	285	(152)	133
Other	155	(90)	65	168	(87)	81

Total Other Intangible Assets, Finite Lives	$3,029	$(1,867)	$1,162	$3,030	$(1,841)	$1,189

In Process Research & Development, Indefinite Lives	48	—	48	48	—	48

Total Other Intangible Assets	$3,077	$(1,867)	$1,210	$3,078	$(1,841)	$1,237

Total amortization expense of other intangible assets was $28 million in first quarter of fiscal year 2013 and $37 million in first quarter of fiscal year 2012. The estimated intangible asset amortization expense for fiscal year 2013 through fiscal year 2017 is as follows:

(Dollars in millions)	Amount
2013	$107
2014	118
2015	117
2016	117
2017	101

NOTE 10. INVESTMENTS AND EQUITY AFFILIATES

Investments

As of Nov. 30, 2012, and Aug. 31, 2012, Monsanto has short-term investments outstanding of $310 million and $302 million, respectively. The investments are comprised of commercial paper with original maturities of one year or less. See Note 14 — Fair Value Measurements.

Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Nov. 30, 2012, and Aug. 31, 2012, these long-term equity securities are recorded in other assets in the Statements of Consolidated Financial Position at a fair value of $42 million and $35 million, respectively. Net unrealized gains (net of deferred taxes) of $12 million and $5 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Nov. 30, 2012, and Aug. 31, 2012, respectively. For the three month period ended Nov. 30, 2012, and Nov. 30, 2011, no significant impairments were recorded.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of Nov. 30, 2012, and Aug. 31, 2012, these investments were recorded at $75 million and $70 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. For the three month period ended Nov. 30, 2012, and Nov. 30, 2011, no impairments were recorded.

Equity Affiliates

Monsanto owns a 19 percent interest in a seed supplier that produces, conditions and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Nov. 30, 2012, and Aug. 31, 2012, this investment is recorded in other assets in the Statements of Consolidated Financial Position at $69 million and $70 million, respectively. Monsanto purchased $109 million and $60 million of inventory from the seed supplier for the three months ended Nov. 30, 2012, and Nov. 30, 2011, respectively. There were no sales of inventory to the seed supplier for both the three months ended Nov. 30, 2012, and Nov. 30, 2011. As of Nov. 30, 2012, the amount payable to the seed supplier is $73 million and is recorded in accounts payable in the Statements of Consolidated Financial Position. As of Aug. 31, 2012, there were no amounts payable to the seed supplier. As of Nov. 30, 2012, there were no prepayments. As of Aug. 31, 2012, there were prepayments of $13 million included in other current assets in the Statements of Consolidated Financial Position for inventory that was delivered in fiscal year 2013.

NOTE 11. DEFERRED REVENUE

As of Nov. 30, 2012, and Aug. 31, 2012, short-term deferred revenue was $2,843 million and $396 million, respectively. This balance primarily consists of cash received related to Monsanto’s prepayment programs in the United States and Brazil. These programs allow Monsanto’s customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balance is consistent with the seasonality of Monsanto’s business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed purchases. The deferred revenue balance related to these prepayment programs is considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.

In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded for each of the three months ended Nov. 30, 2012, and Nov. 30, 2011. As of Nov. 30, 2012, and Aug. 31, 2012, the remaining receivable balance is $247 million and $313 million, respectively. The majority of this balance is included in long-term receivables on the Statements of Consolidated Financial Position, and the current portion is included in trade receivables. As of Nov. 30, 2012, and Aug. 31, 2012, the remaining deferred revenue balance is $218 million and $238 million, respectively, of which $79 million is included in current deferred revenue in both periods. The interest income recorded on this receivable is $2 million and $3 million for the three months ended Nov. 30, 2012, and Nov. 30, 2011, respectively.

In 2008, Monsanto and Syngenta entered into a Genuity Roundup Ready 2 Yield Soybean License Agreement, which grants Syngenta access to Monsanto’s Genuity Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $4 million and $1 million related to this agreement was recorded for the three months ended Nov. 30, 2012, and Nov. 30, 2011, respectively. As of Nov. 30, 2012, and Aug. 31, 2012, the remaining receivable balance is $58 million and $67 million, respectively. The majority of this balance is included in the long-term receivables on the Statements of Consolidated Financial Position and the current portion is included in trade receivables. As of Nov. 30, 2012, and Aug. 31, 2012, the remaining deferred revenue balance is $53 million and $56 million, respectively, of which $21 million and $12 million, respectively, is included in current deferred revenue.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 12. INCOME TAXES

Monsanto recorded a tax benefit of $22 million in first quarter 2013 primarily as a result of a capital loss from a deemed liquidation of a subsidiary.

NOTE 13. DEBT AND OTHER CREDIT ARRANGEMENTS

In November 2011, Monsanto filed a new shelf registration with the SEC (2011 shelf registration) that allows the company to issue an unlimited capacity of debt, equity and hybrid offerings. The 2011 shelf registration will expire in November 2014.

In July 2012, Monsanto issued $250 million of 2.20% Senior Notes which are due on July 15, 2022, (2022 Senior Notes) and $250 million of 3.60% Senior Notes which are due on July 15, 2042 (2042 Senior Notes). Both were issued under the 2011 shelf registration.

The net proceeds from the sale of the 2022 and 2042 Senior Notes were used for general corporate purposes, including refinancing of the company’s indebtedness.

Monsanto has a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Apr. 1, 2016. Effective May 31, 2012, the facility was extended one year from Apr. 1, 2015, to Apr. 1, 2016.

The fair value of the total short-term debt was $26 million and $36 million as of Nov. 30, 2012, and Aug. 31, 2012, respectively. The fair value of the total long-term debt was $2,449 million and $2,411 million as of Nov. 30, 2012, and Aug. 31, 2012, respectively.

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

Level 2 — Values based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, discounted cash flow models, or model-based valuation techniques adjusted, as necessary, for credit risk.

Level 3 — Values generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques could include use of option pricing models, discounted cash flow models and similar techniques.

The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Nov. 30, 2012, and Aug. 31, 2012. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Nov. 30, 2012, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Net Balance
Assets at Fair Value:
Cash equivalents	$4,210	$—	$—	$—	$4,210
Short-term investments	310	—	—	—	310
Equity securities	42	—	—	—	42
Derivative assets related to:
Foreign currency	—	17	—	—	17
Commodity contracts	43	18	—	(43)	18

Total Assets at Fair Value	$4,605	$35	$—	$(43)	$4,597

Liabilities at Fair Value:
Contingent consideration	$—	$—	$40	$—	$40
Derivative liabilities related to:
Foreign currency	—	3	—	—	3
Commodity contracts	3	22	—	(3)	22

Total Liabilities at Fair Value	$3	$25	$40	$(3)	$65

Liabilities Not Recorded at Fair Value:
Short-term debt instruments(2)	$—	$26	$—	$—	$26
Long-term debt instruments(2)	—	2,449	—	—	2,449

Total Liabilities Not Recorded at Fair Value	$—	$2,475	$—	$—	$2,475

Total Liabilities Recorded and Not Recorded at Fair Value	$3	$2,500	$40	$(3)	$2,540

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

(2)

Short-term and long-term debt instruments are not recorded at fair value on a recurring basis however are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2012, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset (1)	Net Balance
Assets at Fair Value:
Cash equivalents	$2,787	$—	$—	$—	$2,787
Short-term investments	302	—	—	—	302
Equity securities	35	—	—	—	35
Derivative assets related to:
Foreign currency	—	11	—	—	11
Commodity contracts	86	23	—	(85)	24

Total Assets at Fair Value	$3,210	$34	$—	$(85)	$3,159

Liabilities at Fair Value:
Contingent consideration	$—	$—	$39	$—	$39
Derivative liabilities related to:
Foreign currency	—	7	—	—	7
Commodity contracts	7	22	—	(7)	22

Total Liabilities at Fair Value:	$7	$29	$39	$(7)	$68

Liabilities Not Recorded at Fair Value:
Short-term debt instrument(2)	$—	$36	$—	$—	$36
Long-term debt instruments(2)	—	2,411	—	—	2,411

Total Liabilities Not Recorded at Fair Value	$—	$2,447	$—	$—	$2,447

Total Liabilities Recorded and Not Recorded at Fair Value	$7	$2,476	$39	$(7)	$2,515

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

(2)

Short-term and long-term debt instruments are not recorded at fair value on a recurring basis however are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

The company’s derivative contracts are measured at fair value, including forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC (over the counter) instruments related primarily to agricultural commodities, energy and raw materials, interest rates, and foreign currencies. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified as Level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets. When observable inputs are available for substantially the full term of the contract, it is classified as Level 2. Based on historical experience with the company’s suppliers and customers, the company’s own credit risk and knowledge of current market conditions, the company does not view nonperformance risk to be a significant input to the fair value for the majority of its forward commodity purchase and sale contracts. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the Statements of Consolidated Financial Position as a component of accumulated other comprehensive loss until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur. Changes in the fair value of derivatives are recognized in the Statements of Consolidated Operations as a component of net sales, cost of goods sold, and other expense, net.

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

The company’s contingent consideration relates to the Precision Planting acquisition and is measured at fair value using a combination of the probability weighted method and the income approach using market price of risk. This fair value amount is reflected as a component of miscellaneous short-term accruals in the Statements of Consolidated Financial Position. See

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Note 3 — Business Combinations — for purchase accounting information. The fair value is principally based on unobservable inputs (a Level 3 measurement) consisting mainly of the amount of future cash flows adjusted for probabilities associated with meeting certain operational and financial milestones and discounted at the appropriate market rate. A change in significant unobservable inputs of 10 percent would not result in a change in the fair value of the contingent consideration and the fair value recorded represents the maximum target of $40 million. Changes in the fair value of contingent consideration during the three month period ended Nov. 30, 2012, were recognized in the Statement of Consolidated Operations as a component of selling, general and administrative expenses.

For the three month periods ended Nov. 30, 2012, and Nov. 30, 2011, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Nov. 30, 2012, and Aug. 31, 2012. The following table summarizes the change in fair value of the Level 3 liability for the three months ended Nov. 30, 2012.

(Dollars in millions)	Contingent Consideration
Balance Sept. 1, 2012	$39
Loss included in earnings	1
Balance Nov. 30, 2012	$40

There were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended Nov. 30, 2012, and Nov. 30, 2011.

The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Nov. 30, 2012, and Aug. 31, 2012.

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

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 9 months for foreign currency hedges and 37 months for commodity hedges. During the next 12 months, a pretax net gain of approximately $138 million will be reclassified from accumulated other comprehensive loss into earnings. During the three months ended Nov. 30, 2012 and Nov. 30, 2011, no cash flow hedges were discontinued.

Fair Value Hedges

The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three months ended Nov. 30, 2012, or Nov. 30, 2011.

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

Financial instruments are neither held nor issued by the company for trading purposes.

The notional amounts of the company’s derivative instruments outstanding as of Nov. 30, 2012, and Aug. 31, 2012, were as follows:

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2012	2012

Derivatives Designated as Hedges:
Foreign exchange contracts	$312	$397
Commodity contracts	734	590

Total Derivatives Designated as Hedges	$1,046	$987

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,168	$949
Commodity contracts	455	357
Interest rate contracts	156	161

Total Derivatives Not Designated as Hedges	$1,779	$1,467

The fair values of the company’s derivative instruments outstanding as of Nov. 30, 2012, and Aug. 31, 2012, were as follows:

	Balance Sheet Location	Fair Value
		As of Nov. 30,	As of Aug. 31,
(Dollars in millions)		2012	2012

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$2	$6
Commodity contracts	Other current assets(1)	32	70
Commodity contracts	Other assets(1)	11	16

Total derivatives designated as hedges		45	92

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	15	5
Commodity contracts	Trade receivables, net	11	12
Commodity contracts	Miscellaneous receivables	1	7
Commodity contracts	Other current assets(1)	6	4

Total derivatives not designated as hedges		33	28

Total Asset Derivatives		$78	$120

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$2	$3
Commodity contracts	Other assets(1)	1	—
Commodity contracts	Miscellaneous short-term accruals	7	7
Commodity contracts	Other liabilities	3	3

Total derivatives designated as hedges		13	13

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	1	4
Commodity contracts	Trade receivables, net(1)	—	6
Commodity contracts	Other current assets	2	6
Commodity contracts	Miscellaneous short-term accruals	12	7

Total derivatives not designated as hedges		15	23

Total Liability Derivatives		$28	$36

(1)

As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position. See Note 14 — Fair Value Measurements — for a reconciliation to amounts reported in the Statements of Consolidated Financial Position as of Nov. 30, 2012, and Aug. 31, 2012.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI (1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended Nov. 30,		Three Months Ended Nov. 30,		Income Statement
(Dollars in millions)	2012	2011	2012	2011	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$6	$—	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(1)	$6	(2)	(4)	Net sales
Foreign exchange contracts	(4)	10	3	—	Cost of goods sold
Commodity contracts	(13)	(113)	17	9	Cost of goods sold
Interest rate contracts	—	(37)	(3)	(2)	Interest expense

Total Derivatives Designated as Hedges	(18)	(134)	21	3

Derivatives Not Designated as Hedges:
Foreign exchange contracts(5)			31	(23)	Other expense, net
Commodity contracts			5	(2)	Net sales
Commodity contracts			4	(6)	Cost of goods sold

Total Derivatives Not Designated as Hedges			40	(31)

Total Derivatives	$(18)	$(134)	$61	$(28)

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)

For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)

Gain or loss on commodity cash flow hedges includes a loss of less than $1 million and a loss of $1 million from ineffectiveness for the three months ended Nov. 30, 2012, and Nov. 30, 2011, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Nov. 30, 2012, and Nov. 30, 2011.

(4)

Gain on commodity fair value hedges is offset by a loss of $6 million on the underlying hedged inventory for the three months ended Nov. 30, 2012. A loss of less than $1 million and $1 million during the three months ended Nov. 30, 2012, and Nov. 30, 2011, respectively, was included in cost of goods sold due to ineffectiveness.

(5)

Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction loss of $48 million and a gain of $17 million during the three months ended Nov. 30, 2012, and Nov. 30, 2011, respectively.

Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $13 million as of Nov. 30, 2012, and Aug. 31, 2012, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

Credit Risk Management

Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Nov. 30, 2012, and Aug. 31, 2012, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

	Three Months Ended Nov. 30, 2012			Three Months Ended Nov. 30, 2011
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned During the Period	$20	$3	$23	$22	$2	$24
Interest Cost on Benefit Obligation	22	2	24	34	3	37
Assumed Return on Plan Assets	(40)	(2)	(42)	(49)	(3)	(52)
Amortization of Unrecognized Net Loss	21	1	22	24	1	25
Curtailment and Settlement Charge(1)	—	1	1	—	2	2

Total Net Periodic Benefit Cost	$23	$5	$28	$31	$5	$36

(1)	The curtailment and settlement charge for the three months ended Nov. 30, 2011, was previously reported as part of service cost in Monsanto’s Report on Form 10-Q for the period ended Nov. 30, 2011.

Health Care and Other Postretirement Benefits	Three Months Ended Nov. 30,
(Dollars in millions)	2012	2011

Service Cost for Benefits Earned During the Period	$5	$3
Interest Cost on Benefit Obligation	3	3
Amortization of Unrecognized Net Gain	(3)	(2)

Total Net Periodic Benefit Cost	$5	$4

Monsanto contributed $11 million to its U.S. qualified plan in the three month period ended Nov. 30, 2012, and did not make a contribution in the three month period ended Nov. 30, 2011. Monsanto contributed $3 million to plans outside the United States in the three month period ended Nov. 30, 2012, and Nov. 30, 2011. As of Nov. 30, 2012, management expects to make additional contributions of approximately $50 million and $9 million to the company’s pension plans in the United States and outside the United States, respectively, during the remainder of fiscal year 2013.

Employee Savings Plan

The Monsanto leveraged employee stock ownership plan debt was restructured in December 2004 and November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. A liability of $65 million and $60 million is due to the Monsanto Savings and Investment Plan from the company as of Nov. 30, 2012, and Aug. 31, 2012, respectively. As of Nov. 30, 2012, and Aug. 31, 2012, $60 million and $56 million, respectively, was considered short term and is included in accrued compensation and benefits, while the long term balance is included in other liabilities on the Statements of Consolidated Financial Position related to these restructurings.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 17. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months ended Nov. 30, 2012, and Nov. 30, 2011. Stock-based compensation cost capitalized in inventory was $4 million and $6 million as of Nov. 30, 2012, and Aug. 31, 2012, respectively.

	Three Months Ended Nov. 30,
(Dollars in millions)	2012	2011

Cost of Goods Sold	$4	$3
Selling, General and Administrative Expenses	15	15
Research and Development Expenses	5	5

Pre-Tax Stock-Based Compensation Expense	24	23
Income Tax Benefit	(8)	(8)

Net Stock-Based Compensation Expense	$16	$15

The following table summarizes stock-based compensation activity for and as of the three months ended November 30, 2012, for employees under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012 (2005 LTIP), and for directors under the Monsanto Non-Employee Director Incentive Compensation Plan (Director Plan):

	2005 LTIP		Director Plan
	Stock	Restricted	Deferred	Restricted
	Options	Stock Units	Stock	Stock

Granted	1,865,670	494,187	16,989	2,146
Weighted-average grant date fair value	$20.90	$87.61	$87.11	$87.11
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable	$71.7	$81.4	$1.1	$0.3
Remaining weighted-average period of expense recognition/requisite service periods in years	2	2	1	1

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss is as follows:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2012	2012

Accumulated Foreign Currency Translation Adjustments	$(550)	$(602)
Net Unrealized Gain/Loss on Investments, Net of Tax	12	5
Net Accumulated Derivative Gain/Loss, Net of Tax	7	29
Postretirement Benefit Plan Activity, Net of Tax	(457)	(468)

Accumulated Other Comprehensive Loss	$(988)	$(1,036)

NOTE 19. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the periods shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Of those antidilutive options, certain options were excluded from the computations of dilutive potential common shares as their exercise prices were greater than the average market price of the common shares for the period.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended Nov. 30,
	2012	2011

Weighted-Average Number of Common Shares	534.8	535.4
Dilutive Potential Common Shares	5.6	6.0
Antidilutive Potential Common Shares	4.2	9.7
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	4.1	9.6

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2012	2011

Interest	$49	$34
Taxes	147	48

NOTE 21. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia, Inc. is a party but that we manage and for which we are responsible. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $266 million and $270 million as of Nov. 30, 2012, and Aug. 31, 2012, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012.

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

•

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe, and Argentina can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2012. Disclosures regarding these guarantees made by Monsanto can be found in Note 26 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012.

NOTE 22. SEGMENT INFORMATION

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The Agricultural Productivity reportable segment consists of the Ag Productivity operating segment. EBIT is defined as earnings before interest and taxes and is an operating performance measure for the two reportable segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on the segment’s relative contribution to total Monsanto operations. Allocation percentages remain consistent for fiscal years 2012 and 2013.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2012	2011

Net Sales(1)
Corn seed and traits	$1,139	$895
Soybean seed and traits	231	242
Cotton seed and traits	185	194
Vegetable seeds	156	157
All other crops seeds and traits	44	46

Total Seeds and Genomics	$1,755	$1,534

Agricultural productivity	1,184	905

Total Agricultural Productivity	$1,184	$905

Total	$2,939	$2,439

Gross Profit
Corn seed and traits	$686	$531
Soybean seed and traits	118	173
Cotton seed and traits	127	135
Vegetable seeds	83	81
All other crops seeds and traits	11	(4)

Total Seeds and Genomics	$1,025	$916

Agricultural productivity	372	180

Total Agricultural Productivity	$372	$180

Total	$1,397	$1,096

EBIT(2)(3)
Seeds and Genomics	$220	$147
Agricultural Productivity	270	82

Total	$490	$229

Depreciation and Amortization Expense
Seeds and Genomics	$123	$127
Agricultural Productivity	29	28

Total	$152	$155

(1)	Represents net sales from continuing operations.

(2)

EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $11 million for the three months ended Nov. 30, 2012.

A reconciliation of EBIT to net income for each quarter follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2012	2011

EBIT(1)	$490	$229
Interest Expense — Net	28	35
Income Tax Provision(2)	123	68

Net Income Attributable to Monsanto Company	$339	$126

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interests.

(2)	Includes the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 23. SUBSEQUENT EVENTS

On Dec. 3, 2012, the board of directors declared a quarterly dividend on the company’s common stock of 37.5 cents per share. The dividend is payable on Jan. 25, 2013, to shareowners of record on Jan. 4, 2013.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012. Financial information for the first three months of fiscal year 2013 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

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

EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 22 — Segment Information — for a reconciliation of EBIT to net income (loss) for the three months ended Nov. 30, 2012, and Nov. 30, 2011.

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

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

Executive Summary

Consolidated Operating Results — Net sales increased $500 million, or 21 percent, in the three-month comparison. This increase was primarily a result of increased sales of corn seed and traits in the United States, Mexico, South Africa and Brazil. Net income in first quarter 2013 was $0.63 per share, compared with $0.23 per share in first quarter 2012.

Financial Condition, Liquidity and Capital Resources — In first quarter 2013, net cash provided by operating activities was $1,569 million, compared with $1,110 million in the prior-year quarter. Net cash required by investing activities was $96 million in first quarter 2013 compared with $254 million in first quarter 2012. Free cash flow was $1,473 million in first quarter 2013 compared with $856 million in the prior-year quarter. This increase is primarily because of increased customer prepayments in the U.S. in first quarter 2013 compared to first quarter 2012. The increase in customer prepayments in the U.S. is the result of increased participation, changes in due dates and advantages received from current discount rates.

Outlook — We plan to continue to innovate and improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting yields and improving the ways they can produce food, fiber, feed and fuel. We use the tools of modern biology in an effort to make seeds easier to grow, to allow farmers to do more with fewer resources, and to help produce healthier foods for consumers. Our current research and development (R&D) strategy and commercial priorities are focused on bringing our farmer customers second- and third-generation traits, on delivering multiple solutions in one seed (“stacking”) and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally and on continued patent and legal rights to offer our products.

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

See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2012.

New Accounting Pronouncements — See Note 2 — New Accounting Standards — for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows as applicable.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

RESULTS OF OPERATIONS — FIRST QUARTER FISCAL YEAR 2013

	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2012	2011	Change

Net Sales	$2,939	$2,439	21%
Gross Profit	1,397	1,096	27%
Operating Expenses:
Selling, general and administrative expenses	542	500	8%
Research and development expenses	346	351	(1)%

Total Operating Expenses	888	851	4%

Income from Operations	509	245	108%
Interest expense	51	53	(4)%
Interest income	(23)	(18)	28%
Other expense — net	17	6	NM

Income from Continuing Operations Before Income Taxes	464	204	127%
Income tax provision	122	70	74%

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	342	134	155%

Discontinued Operations:
Income from operations of discontinued businesses	11	—	NM
Income tax provision	4	—	NM

Income on Discontinued Operations	7	—	NM

Net Income	$349	$134	160%

Less: Net income attributable to noncontrolling interest	10	8	25%

Net Income Attributable to Monsanto Company	$339	$126	169%

Diluted Earnings per Share Attributable to Monsanto Company
Income from continuing operations	$0.62	$0.23	170%
Income on discontinued operations	0.01	—	NM

Net Income Attributable to Monsanto Company	$0.63	$0.23	174%

NM = Not Meaningful

Effective Tax Rate	26%	34%

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income:

Net sales increased 21 percent in first quarter 2013 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased 14 percent, and our Agricultural Productivity segment net sales increased 31 percent. The following table presents the percentage changes in first quarter 2013 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Quarter 2013 Percentage Change in Net Sales vs. First Quarter 2012
	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	11%	8%	(5)%	14%	—	14%
Agricultural Productivity Segment	13%	23%	(5)%	31%	—	31%
Total Monsanto Company	12%	14%	(5)%	21%	—	21%

(1)

See Note 3 — Business Combinations — and “Financial Condition, Liquidity and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2013 and 2012. Acquisitions are segregated in this presentation for one year from the acquisition date.

Gross Profit increased $301 million in the three-month comparison. Gross profit as a percent of net sales for the total company increased three percentage points to 48 percent in the first quarter 2013.

For a more detailed discussion of the factors affecting the net sales and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

Operating expenses increased four percent, or $37 million, in first quarter 2013 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased eight percent primarily because of higher spending for commissions, marketing and administrative functions. R&D expenses decreased one percent as a result of timing of our biotechnology spend. As a percent of net sales, SG&A expenses decreased three percentage points to 18 percent, and R&D expenses decreased two percentage points to 12 percent.

Income tax provision was $122 million in first quarter 2013, an increase of $52 million over the prior-year quarter primarily as a result of the increase in pretax income. The effective tax rate decreased to 26 percent from 34 percent in first quarter 2012. We recorded a tax benefit of $22 million during first quarter 2013, primarily as a result of a capital loss from a deemed liquidation of a subsidiary. We recorded a tax charge of $6 million during first quarter 2012, primarily as a result of deferred tax adjustments. Without the impact of discrete items, our effective tax rate for first quarter 2013 would have been comparable to the 2012 rate.

On Jan. 2, 2013, the retroactive extension of the research and development credit was enacted as part of the American Taxpayer Relief Act of 2012. We are currently evaluating the financial impact of this legislation. We expect to record a discrete benefit in second quarter 2013 for the prior fiscal year impact and we expect to record the current year benefit throughout the remainder of fiscal year 2013 as a decrease in the annual effective tax rate.

SEEDS AND GENOMICS SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2012	2011	Change

Net Sales
Corn seed and traits	$1,139	$895	27%
Soybean seed and traits	231	242	(5)%
Cotton seed and traits	185	194	(5)%
Vegetable seeds	156	157	(1)%
All other crops seeds and traits	44	46	(4)%

Total Net Sales	$1,755	$1,534	14%

Gross Profit
Corn seed and traits	$686	$531	29%
Soybean seed and traits	118	173	(32)%
Cotton seed and traits	127	135	(6)%
Vegetable seeds	83	81	2%
All other crops seeds and traits	11	(4)	NM

Total Gross Profit	$1,025	$916	12%

EBIT(1)	$220	$147	50%

NM = Not Meaningful

(1)

EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — First Quarter Fiscal Year 2013

The net sales increase of $244 million in corn seed and traits was primarily driven by an increase in the United States, Mexico, South Africa and Brazil. In the United States and South Africa, the increase was primarily driven by increased pricing and volume over the prior year. The increase in pricing was primarily driven by improved germplasm and trait mix. The increase in volume in the United States is related to shipments of seed moving into the distribution channel sooner to meet customer demand and to efficiently plan logistics as volume expectations for the year grow. In South Africa, the increase in volume is related to share growth. In Mexico, the increase was primarily driven by an increase in volume related to area recovery from the drought. In Brazil, the increase was primarily the result of an increase in volume related to anticipation of a larger second-season corn crop this year due to the late season beneficial weather conditions that have been experienced.

Gross profit as a percent of sales for this segment decreased two percentage points to 58 percent in the quarter-over-quarter comparison. Gross profit increased $109 million in first quarter 2013. Gross profit for soybean seed and traits decreased 32 percent compared to the five percent decrease in net sales for soybean seed and traits. This decrease is the result of a reduction in revenue in Brazil due to the temporary suspension of Roundup Ready royalties and higher cost of goods sold primarily due to decreases in the value of inventory resulting from a decline in commodity prices. Further, manufacturing costs in the U.S. increased due to higher commodity prices, larger seed sizes and additional treatment costs.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2012	2011	Change

Net Sales
Agricultural productivity	$1,184	$905	31%

Total Net Sales	$1,184	$905	31%

Gross Profit
Agricultural productivity	$372	$180	107%

Total Gross Profit	$372	$180	107%

EBIT(1)	$270	$82	229%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2013

Net sales in our Agricultural Productivity segment increased $279 million in the three-month period as the average net selling price of Roundup and other glyphosate-based herbicides increased in most markets. Sales volumes of Roundup and other glyphosate-based herbicides increased 13 percent in first quarter 2013 from first quarter 2012 primarily from increased demand for our branded products, including the continued expansion of Roundup Ready crops in South America.

The net sales discussed throughout this section resulted in $192 million higher gross profit in first quarter 2013. Gross profit as a percent of sales for the Agricultural Productivity segment increased 11 percentage points to 31 percent in first quarter 2013 primarily due to the increased average net selling price discussed above.

RESTRUCTURING

In the first three months of fiscal year 2013, we did not record any charges relating to our 2009 Restructuring Plan (the Plan). The Plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments were made in fiscal year 2012. The cumulative pretax charges under the Plan were $723 million through Nov. 30, 2012.

The Plan was designed to reduce costs in light of the changing market supply environment for glyphosate and to better align resources in our global seeds and traits business. The actions related to the overall restructuring plan were expected to produce annual cost savings of $300 million to $340 million, primarily in cost of goods sold and SG&A. The full benefit of the Plan was realized in 2011. See Note 6 — Restructuring — for further information.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of Nov. 30,		As of Aug. 31,
(Dollars in millions, except current ratio)	2012	2011	2012

Cash and Cash Equivalents (variable interest entity restricted - 2013: $30 and 2012: $73)	$4,637	$3,007	$3,283
Trade Receivables, Net (variable interest entity restricted - 2013: $140 and 2012: $64)	2,168	1,993	1,897
Inventory, Net	3,571	3,136	2,839
Other Current Assets(1) (variable interest entity restricted - 2013: $2 and 2012: $0)	1,684	1,598	1,639

Total Current Assets	$12,060	$9,734	$9,658

Short-Term Debt	$26	$522	$36
Accounts Payable	785	735	794
Accrued Liabilities(2)	5,350	4,596	3,391

Total Current Liabilities	$6,161	$5,853	$4,221

Working Capital(3)	$5,899	$3,881	$5,437
Current Ratio(3)	1.96:1	1.66:1	2.29:1

(1)	Includes miscellaneous receivables, deferred tax assets and other current assets.

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

Nov. 30, 2012, compared with Aug. 31, 2012: Working capital increased $462 million or eight percent between Aug. 31, 2012, and Nov. 30, 2012, primarily because of the following factors:

•

Cash and cash equivalents increased $1,354 million between respective periods primarily because of customer prepayments that occur in the first quarter of the fiscal year. The increase in prepayments was primarily in the United States. This is consistent with the seasonality of our business.

•

Inventory increased $732 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in first quarter of the fiscal year resulting in a higher inventory balance.

•	Accrued marketing programs decreased $571 million due to payouts of several programs during the first quarter 2013 consistent with the seasonality of our programs.

•	Accrued compensation and benefits decreased $239 million due to the payment of annual employee incentive awards during the first quarter of fiscal year 2013.

These increases to working capital between Nov. 30, 2012, and Aug. 31, 2012, were partially offset by the following factor:

•	Deferred revenue increased $2,447 million between the respective periods primarily because of the customer prepayments that occur in the first quarter of the fiscal year as discussed above.

Nov. 30, 2012, compared with Nov. 30, 2011: Working capital increased $2,018 million or 52 percent between Nov. 30, 2012, and Nov. 30, 2011, primarily because of the following factor:

•	Cash and cash equivalents increased $1,630 million between respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

Customer Financing Programs: We participate in various customer financing programs in order to reduce our receivable risk and to reduce our reliance on commercial paper borrowings. As of Nov. 30, 2012, the programs had $84 million in outstanding balances and we received $2 million of proceeds during the period under these programs. Our future maximum payout under the programs was $89 million as of Nov. 30, 2012. See Note 4 — Customer Financing Programs — for further discussion of these programs.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

Cash Flow

	Three Months Ended Nov. 30,
(Dollars in millions)	2012	2011

Net Cash Provided by Operating Activities	$1,569	$1,110
Net Cash Required by Investing Activities	(96)	(254)

Free Cash Flow(1)	1,473	856

Net Cash Required by Financing Activities	(116)	(340)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	(81)

Net Increase in Cash and Cash Equivalents	1,354	435
Cash and Cash Equivalents at Beginning of Period	3,283	2,572

Cash and Cash Equivalents at End of Period	$4,637	$3,007

(1)

Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).

Operating: The increase in cash provided by continuing operations in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to higher deferred revenue related to customer prepayments and increased collections as a result of increased sales, primarily offset by the following factors:

•	Increase in incentive payments based on increased company results in fiscal year 2012;

•	Increase in tax payments due to increased earnings and timing of tax payments; and

•	Decrease in customer financing programs funding due to a change in timing based on our cash needs.

Investing: The reduction in cash used in investing activities in the first quarter of 2013 compared to the first quarter of 2012 was due to no acquisitions occurring and higher proceeds from the sale of assets in the first quarter of fiscal year 2013.

Financing: The decrease in cash required by financing activities in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the repayment of debt in 2012 as well as an increase in the reclassification of cash overdrafts in 2013.

Capital Resources and Liquidity

	As of Nov. 30,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2012	2011	2012

Short-Term Debt	$26	$522	$36
Long-Term Debt	2,054	1,542	2,038
Total Shareowners’ Equity	12,259	11,041	11,833
Debt-to-Capital Ratio	15%	16%	15%

A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, short-term commercial paper borrowings can be used to finance these requirements. We had no commercial paper borrowings outstanding at Nov. 30, 2012.

We have a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Apr. 1, 2016. As of Nov. 30, 2012, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants.

Our debt-to-capital ratio decreased one percentage point compared with the Nov. 30, 2011 ratio, primarily because of the increase in shareowners’ equity as a result of increased earnings.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

We held cash and cash equivalents and short-term investments of $4.9 billion and $3.6 billion at Nov. 30, 2012 and Aug. 31, 2012, respectively, of which $1.9 billion and $1.7 billion was held by foreign entities, respectively. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.

Dividend: In December 2012, we declared a quarterly dividend of 37.5 cents payable on Jan. 25, 2013, to shareowners of record as of Jan. 4, 2013.

Capital Expenditures: We expect fiscal year 2013 capital expenditures to be in the range of $800 million to $1 billion compared with $646 million in fiscal year 2012. The primary driver of this increase compared with 2012 is higher overall spending on projects related to our additional corn seed plant expansions in North America, Latin America and Europe.

2012 Acquisitions: In June 2012, we acquired 100 percent of the outstanding stock of Precision Planting, Inc., a planting technology developer based in Tremont, Illinois. Precision Planting develops technology to improve yields through on-farm planting performance. The acquisition of the company become part of our Integrated Farming Systems unit, which utilizes advanced agronomic practices, seed genetics and innovative on-farm technology to deliver optimal yield to farmers while using fewer resources. The total fair value of the acquisition was $255 million, including contingent consideration of $39 million, and the total cash paid for the acquisition was $209 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The contingent consideration is to be paid in cash if certain operational and financial milestones are met on or before Aug. 31, 2020, up to a maximum target of $40 million.

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

2013 Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2012.

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

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

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

We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. We plan to improve and grow our vegetable seeds business, which has a portfolio focused on 21 crops. We continue to apply our molecular breeding and marker capabilities to our vegetable seeds germplasm, which we expect will lead to business growth. The business integration into a global platform, along with a number of process improvements, has improved our ability to develop and deliver new, innovative products to our broad customer base. We plan to continue to pursue strategic acquisitions in our seed businesses to grow our branded seed market share, expand our germplasm library, and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.

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

Full regulatory approval was received for a five percent refuge-in-a-bag (RIB) seed blend from the U.S. Environmental Protection Agency (EPA) and the Canadian Food Inspection Agency (CFIA) for Genuity Smartstax RIB Complete corn and Genuity VT Double PRO RIB Complete corn providing a single bag solution enabling farmers in the Corn Belt to plant corn without a separate refuge. The U.S. EPA in August 2012 granted registration for 10 percent refuge within Genuity VT Triple PRO RIB Complete corn. With this approval all of the products in Monsanto’s reduced-refuge corn family now are RIB enabled for the U.S. Corn Belt. Genuity VT Triple PRO RIB Complete corn is expected to be broadly available to U.S. farmers in 2013.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

Notwithstanding continuing and varied legal challenges by private and governmental parties in Brazil, and pending formal notification of the dissolution of the order temporarily suspending collections described below, we expect to continue to operate our business model of collecting on the sale of certified seeds, a point-of-delivery payment system (Roundup Ready soybeans, and in the future Intacta RR2 PRO soybeans) and our indemnification collection system (Bollgard cotton) to ensure that we capture value on all of our Roundup Ready soybeans and Bollgard cotton crops grown there. In one such legal challenge, a court in Rio Grande do Sul ruled that the outcome of the case should have national effect and found that we should not be permitted to collect certain royalties for Roundup Ready soybeans through the point-of-delivery system. Subsequently, the appellate court in Rio Grande do Sul issued a preliminary injunction suspending the lower court’s ruling, which enables us to maintain such royalty collections while the full case continues on appeal.

Additional legal actions have also been filed in Brazil that raise similar issues which may impact royalty collection. In Oct. 2012, Monsanto was required to temporarily suspend its royalty collection and point-of-delivery payment system in Mato Grosso, Brazil. For operational efficiency, Monsanto elected to suspend its royalty collection and point-of-delivery payment system throughout Brazil, pending the outcome of the appeal in Mato Grosso. On Dec. 4, 2012, during an appellate hearing, the Court of Justice in Mato Grasso indicated that we can resume royalty collections in Mato Grosso and place those collections into escrow during the appeals process. We are awaiting formal notification of that decision. Upon such receipt, we intend to resume royalty collections in Brazil and temporarily place associated royalties for Mato Grasso into escrow pending the outcome of the appeal process. We are, however, discussing a possible agreement with several leading grower organizations in Brazil such that, if agreement is reached, would support the transition to Intacta RR2 PRO and allow farmers to choose an alternative path on Roundup Ready soybean royalties. We would plan to continue royalty collections in Brazil for farmers who elect not to accept such an alternative agreement.

Although Brazilian law clearly states that the pipeline patents protecting these products have the duration of the corresponding U.S. patent (2014 for Roundup Ready soybeans), the duration (and application) of these pipeline patents is currently under judicial review in Brazil.

Longer term, income is expected to grow in Brazil as farmers choose to plant more of our approved traits in soybeans, corn, and cotton. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain based collection system and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil against such volatility.

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

Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. We do not plan to collect on first generation Roundup Ready soybeans. We are preparing for a potential launch of Intacta Roundup Ready 2 PRO soybeans provided we can achieve more certainty that we will be compensated for providing the technology. To achieve this, we are pursuing grower and grain handler agreements. Intacta Roundup Ready 2 PRO technology has been approved for commercial planting in Argentina by the Ministry of Agriculture which gives us the possibility to expand our field trials and obtain more information about the benefits of the technology in the different regions and environments in Argentina. This approval does not imply a commercial launch.

Although Paraguay approved Roundup Ready soybeans in 2004 under a special provision, recently it has developed a precise regulatory approval process, and approved several products including Monsanto corn technologies. More technologies are also in the regulatory process. Following proper approvals, farmer demand for technology in corn and soybeans (Intacta) is expected to be strong and will also be a driver of growth.

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

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

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

On Sept. 4, 2007, we received a civil investigative demand from the Iowa Attorney General seeking information regarding the production and marketing of glyphosate and the development, production, marketing, or licensing of soybean, corn or cotton germplasm containing transgenic traits. Iowa coordinated this inquiry with several other states. Iowa and the other states have closed all inquiry connected with the civil investigative demand. The inquiry did not result in any enforcement action against us, and we have no agreements with Iowa or any other state regarding the operation of our business as a result of the inquiry.

On Jan. 12, 2010, the Antitrust Division of the U.S. Department of Justice (DOJ) issued a civil investigative demand to Monsanto requesting information on our soybean traits business. The DOJ has closed all inquiry connected with the civil investigative demand. The inquiry did not result in any enforcement action against us, and we have no agreements with the DOJ regarding the operation of our business as a result of that inquiry.

Agricultural Productivity

Our Agricultural Productivity businesses operate in markets that are competitive. Gross profit and cash flow levels will fluctuate in the future based on global business dynamics including market supply, demand and manufacturing capacity. We expect to maintain our brand prices at a slight premium over generic products and we believe our Roundup herbicide business will continue to be a sustainable source of cash and gross profit. We have oriented the focus of Monsanto’s crop protection business to strategically support Monsanto’s Roundup Ready crops through our weed management platform that delivers weed control offerings for farmers. In addition, we expect our lawn-and-garden business will continue to be a solid contributor to our Agricultural Productivity segment.

The staff of the SEC is conducting an investigation of financial reporting associated with our customer incentive programs for glyphosate products for the fiscal years 2009 and 2010, and we have received subpoenas in connection therewith. We are cooperating with the investigation.

Other Information

As discussed in Note 21 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2012.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.

The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2012. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Nov. 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon the evaluation, management has concluded that our disclosure controls and procedures were effective as of Nov. 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia, Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 21 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012.

ITEM 1A.	RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2012, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2013 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

September 2012:
Sept. 1, 2012, through Sept. 30, 2012	—	$—	—	$1,064,695,416
October 2012:
Oct. 1, 2012, through Oct. 31, 2012	295,000	$91.56	295,000	$1,037,685,865
November 2012:
Nov. 1, 2012, through Nov. 30, 2012	—	$—	—	$1,037,685,865

Total	295,000	$91.56	295,000	$1,037,685,865

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

In June 2010, the board of directors authorized a repurchase program of up to $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010.

In June 2012, the board of directors authorized a new three-year repurchase program of up to an additional $1 billion of the company’s common stock.

There were no other publicly announced plans outstanding as of Nov. 30, 2012.

ITEM 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)

Date: Jan. 8, 2013

MONSANTO COMPANY	FIRST QUARTER 2013 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

2	Omitted

3	Omitted

4	Omitted

11	Omitted — see Note 19 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.