Form 10-Q
period 2013-02-28
MONSANTO CO /NEW/
filed 2013-04-04
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Feb. 28, 2013
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 533,840,789 shares of Common Stock, $0.01 par value, outstanding as of April 1, 2013.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three and six months ended Feb. 28, 2013, and Feb. 29, 2012, the Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended Feb. 28, 2013, and Feb. 29, 2012, the Statements of Consolidated Financial Position as of Feb. 28, 2013, and Aug. 31, 2012, the Statements of Consolidated Cash Flows for the six months ended Feb. 28, 2013, and Feb. 29, 2012, the Statements of Consolidated Shareowners’ Equity for the six months ended Feb. 28, 2013, and year ended Aug. 31, 2012, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions)	Three Months Ended		Six Months Ended
	Feb. 28, 2013	Feb. 29, 2012	Feb. 28, 2013	Feb. 29, 2012
Net Sales	$5,472	$4,748	$8,411	$7,187
Cost of goods sold	2,402	2,043	3,944	3,386
Gross Profit	3,070	2,705	4,467	3,801
Operating Expenses:
Selling, general and administrative expenses	598	543	1,140	1,043
Research and development expenses	360	353	706	704
Total Operating Expenses	958	896	1,846	1,747
Income from Operations	2,112	1,809	2,621	2,054
Interest expense	35	47	86	100
Interest income	(27)	(20)	(50)	(38)
Other expense, net	22	37	39	43
Income from Continuing Operations Before Income Taxes	2,082	1,745	2,546	1,949
Income tax provision	603	540	725	610
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,479	$1,205	$1,821	$1,339
Discontinued Operations:
Income from operations of discontinued businesses	6	11	17	11
Income tax provision	2	4	6	4
Income on Discontinued Operations	4	7	11	7
Net Income	$1,483	$1,212	$1,832	$1,346
Less: Net income attributable to noncontrolling interest	—	1	10	9
Net Income Attributable to Monsanto Company	$1,483	$1,211	$1,822	$1,337
Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,479	$1,204	$1,811	$1,330
Income on discontinued operations	4	7	11	7
Net Income Attributable to Monsanto Company	$1,483	$1,211	$1,822	$1,337
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.77	$2.25	$3.39	$2.49
Income on discontinued operations	0.01	0.02	0.02	0.01
Net Income Attributable to Monsanto Company	$2.78	$2.27	$3.41	$2.50
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.73	$2.23	$3.35	$2.46
Income on discontinued operations	0.01	0.01	0.02	0.01
Net Income Attributable to Monsanto Company	$2.74	$2.24	$3.37	$2.47
Weighted Average Shares Outstanding:
Basic	534.8	534.4	534.8	534.9
Diluted	540.9	540.5	540.9	540.9
Dividends Declared per Share	$0.75	$0.60	$0.75	$0.60
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited (Dollars in millions)	Three Months Ended		Six Months Ended
	Feb. 28, 2013	Feb. 29, 2012	Feb. 28, 2013	Feb. 29, 2012
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$1,483	$1,211	$1,822	$1,337
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation	114	231	166	(341)
Postretirement benefit plan activity, net of tax of $7, $5, $14 and $13, respectively	12	9	23	22
Unrealized net gains on investment holdings, net of tax of $0, $3, $3 and $2, respectively	—	7	6	4
Realized net gains on investment holdings, net of tax of $(4), $0, $(3) and $0, respectively	(7)	—	(6)	—
Unrealized net derivative (losses) gains, net of tax of $(31), $5, $(37) and $(48), respectively	(51)	10	(63)	(70)
Realized net derivative gains, net of tax of $(15), $(15), $(20) and $(16), respectively	(24)	(30)	(34)	(32)
Total Other Comprehensive Income (Loss), Net of Tax	44	227	92	(417)
Comprehensive Income Attributable to Monsanto Company	$1,527	$1,438	$1,914	$920
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Noncontrolling Interests	—	1	10	9
Other Comprehensive Income (Loss)
Foreign currency translation	12	4	8	(8)
Total Other Comprehensive Income (Loss)	12	4	8	(8)
Comprehensive Income Attributable to Noncontrolling Interests	$12	$5	$18	$1
Total Comprehensive Income	$1,539	$1,443	$1,932	$921
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions)	As of Feb. 28,	As of Aug. 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2013: $58 and 2012: $120)	$4,443	$3,283
Short-term investments	310	302
Trade receivables, net (variable interest entity restricted - 2013: $132 and 2012: $52)	2,219	1,897
Miscellaneous receivables	638	620
Deferred tax assets	658	534
Inventory, net	3,095	2,839
Other current assets	171	183
Total Current Assets	11,534	9,658
Total property, plant and equipment	9,129	8,835
Less accumulated depreciation	4,729	4,470
Property, Plant and Equipment, Net	4,400	4,365
Goodwill	3,519	3,435
Other Intangible Assets, Net	1,220	1,237
Noncurrent Deferred Tax Assets	542	551
Long-Term Receivables, Net	255	376
Other Assets	609	602
Total Assets	$22,079	$20,224
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$152	$36
Accounts payable	751	794
Income taxes payable	430	75
Accrued compensation and benefits	372	546
Accrued marketing programs	1,020	1,281
Deferred revenues	756	396
Grower production accruals	239	194
Dividends payable	201	200
Customer payable	7	14
Miscellaneous short-term accruals	781	685
Total Current Liabilities	4,709	4,221
Long-Term Debt	2,054	2,038
Postretirement Liabilities	526	543
Long-Term Deferred Revenue	187	245
Noncurrent Deferred Tax Liabilities	410	313
Long-Term Portion of Environmental and Litigation Liabilities	217	213
Other Liabilities	518	615
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 599,280,061 and 596,136,929 shares, respectively
Outstanding 534,257,178 and 534,373,880 shares, respectively	6	6
Treasury stock 65,022,883 and 61,763,049 shares, respectively, at cost	(3,372)	(3,045)
Additional contributed capital	10,594	10,371
Retained earnings	6,956	5,537
Accumulated other comprehensive loss	(944)	(1,036)
Total Monsanto Company Shareowners’ Equity	13,240	11,833
Noncontrolling Interest	218	203
Total Shareowners’ Equity	13,458	12,036
Total Liabilities and Shareowners’ Equity	$22,079	$20,224
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Six Months Ended
	Feb. 28, 2013	Feb. 29, 2012
Operating Activities:
Net Income	$1,832	1,346
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	305	311
Bad-debt expense	10	(8)
Stock-based compensation expense	49	72
Excess tax benefits from stock-based compensation	(47)	(26)
Deferred income taxes	52	(33)
Equity affiliate income, net	(2)	(3)
Net gain on sales of a business or other assets	(14)	(2)
Other items	48	65
Changes in assets and liabilities that (required) provided cash, net of acquisitions:
Trade receivables, net	(196)	(265)
Inventory, net	(261)	(356)
Deferred revenues	293	445
Accounts payable and other accrued liabilities	(204)	142
Restructuring cash payments	—	(7)
Pension contributions	(24)	(33)
Other items	16	24
Net Cash Provided by Operating Activities	1,857	1,672
Cash Flows (Required) Provided by Investing Activities:
Purchases of short-term investments	(320)	(429)
Maturities of short-term investments	312	429
Capital expenditures	(261)	(239)
Acquisition of businesses, net of cash acquired	(79)	(113)
Technology and other investments	(48)	(56)
Other proceeds	95	6
Net Cash Required by Investing Activities	(301)	(402)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	142	(8)
Short-term debt proceeds	1	9
Short-term debt reductions	(29)	(17)
Long-term debt proceeds	16	—
Long-term debt reductions	(2)	(142)
Treasury stock purchases	(327)	(299)
Stock option exercises	136	52
Excess tax benefits from stock-based compensation	47	26
Tax withholding on restricted stock and restricted stock units	(3)	(1)
Dividend payments	(402)	(322)
Dividend payments to noncontrolling interests	(1)	(71)
Proceeds from noncontrolling interest	—	101
Net Cash Required by Financing Activities	(422)	(672)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	26	(47)
Net Increase in Cash and Cash Equivalents	1,160	551
Cash and Cash Equivalents at Beginning of Period	3,283	2,572
Cash and Cash Equivalents at End of Period	$4,443	$3,123
See Note 20 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Reserve for ESOP Debt	Non-Controlling Interest	Total
Balance as of Aug. 31, 2011	$6	$(2,613)	$10,096	$4,174	$(116)	$(2)	$171	$11,716
Net income	—	—	—	2,045	—	—	48	2,093
Other comprehensive loss for 2012	—	—	—	—	(920)	—	(40)	(960)
Treasury stock purchases	—	(432)	—	—	—	—	—	(432)
Restricted stock withholding	—	—	(19)	—	—	—	—	(19)
Issuance of shares under employee stock plans	—	—	117	—	—	—	—	117
Net excess tax benefits from stock-based compensation	—	—	50	—	—	—	—	50
Stock-based compensation expense	—	—	127	—	—	—	—	127
Cash dividends of $1.28 per common share	—	—	—	(682)	—	—	—	(682)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(77)	(77)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Proceeds from noncontrolling interest	—	—	—	—	—	—	101	101
Balance as of Aug. 31, 2012	$6	$(3,045)	$10,371	$5,537	$(1,036)	$—	$203	$12,036
Net income	—	—	—	1,822	—	—	10	1,832
Other comprehensive income for 2013	—	—	—	—	92	—	8	100
Treasury stock purchases	—	(327)	—	—	—	—	—	(327)
Restricted stock withholding	—	—	(3)	—	—	—	—	(3)
Issuance of shares under employee stock plans	—	—	135	—	—	—	—	135
Net excess tax benefits from stock-based compensation	—	—	46	—	—	—	—	46
Stock-based compensation expense	—	—	46	—	—	—	—	46
Cash dividends of $0.75 per common share	—	—	—	(403)	—	—	—	(403)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Acquisition of noncontrolling interest	—	—	(1)	—	—	—	(2)	(3)
Balance as of Feb. 28, 2013	$6	$(3,372)	$10,594	$6,956	$(944)	$—	$218	$13,458

(1)	See Note 18 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012. Financial information for the first six months of fiscal year 2013 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board ("FASB") issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after Dec. 15, 2012. Monsanto will adopt this standard in the third quarter of fiscal year 2013. The Company is currently evaluating the impact of adopting this guidance.
In December 2011 and February 2013, the FASB issued an amendment to the Balance Sheet topic of the Accounting Standards Codification ("ASC"), which requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after Jan. 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, Monsanto will adopt this amendment in the first quarter of fiscal year 2014. The company is currently evaluating the impact of adoption on the consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
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
2013 Acquisitions: In January 2013, Monsanto acquired select assets of Agradis, Inc., a business focused on developing sustainable agricultural solutions. The acquisition, which qualifies as a business under the Business Combinations topic of the ASC, will support Monsanto's efforts to provide farmers with sustainable biological products to improve crop health and productivity. Acquisition costs incurred were less than $1 million and were classified as selling, general and administrative expenses. The total fair value of the acquisition was $85 million, of which $79 million in cash was paid at the time of acquisition. The remaining $6 million of cash consideration will be paid upon the satisfaction of general representations and warranties made by the seller at the time of acquisition, which will be no later than three months after the date of the acquisition. This deferred payment is included in miscellaneous short-term accruals within the Statements of Consolidated Financial Position as of Feb. 28, 2013. The fair value of the acquisition was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes.
The business operations and employees of the acquired entity described above were included in the Seeds and Genomics segment results upon acquisition. The estimated fair value of the assets, summarized in the table below, represents the preliminary purchase price allocation. No cash was acquired and no liabilities were assumed as part of this acquisition. This allocation will be finalized as soon as the information becomes available, however, not to exceed one year from the acquisition date.

(Dollars in millions)
Property, Plant & Equipment	1
Goodwill	60
Acquired In-process Research and Development	24
Total Assets Acquired	85
Net Assets Acquired	85
Pro forma information related to the acquisition is not presented because the impact on the company's consolidated results of operations is not significant.
In March 2013, Monsanto acquired substantially all of the assets of Rosetta Green Ltd., a business based in Israel which specializes in the identification and use of unique genes to guide key processes in major crops including corn, soybeans and cotton. The acquisition of the company, which qualifies as a business under the Business Combinations topic of the ASC, will complement Monsanto's existing research platforms. Acquisition costs were less than $1 million and were classified as selling, general and administrative expenses. The total fair value and cash paid for the acquisition was $35 million. Goodwill and intangible assets are expected to be recorded on the Statements of Consolidated Financial Position from the acquisition of

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Rosetta Green. As of April 4, 2013, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill. The business operations and employees of the acquired entity are expected to be included in the Seeds and Genomics segment results upon acquisition.
2012 Acquisitions: In June 2012, Monsanto acquired 100 percent of the outstanding stock of Precision Planting, Inc., a planting technology developer based in Tremont, Illinois. Precision Planting develops technology to improve yields through on-farm planting performance. The acquisition of the company is part of Monsanto’s Integrated Farming Systems unit, which utilizes advanced agronomic practices, seed genetics and innovative on-farm technology to deliver optimal yield to farmers while using fewer resources. Acquisition costs incurred in fiscal year 2012 were less than $1 million and were classified as selling, general and administrative expenses. The acquisition of Precision Planting qualifies as a business under the Business Combinations topic of the ASC. The total fair value of the acquisition was $255 million, including contingent consideration of $39 million, and the total cash paid for the acquisition was $209 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes. The contingent consideration is to be paid in cash if certain operational and financial milestones are met on or before Aug. 31, 2020, up to a maximum target of $40 million. The estimated acquisition date fair value of the long-term other liability for the contingent consideration reflects a discount at a credit adjusted risk-free interest rate for the expected timing of each payment. See Note 14 — Fair Value Measurements — for further information.
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

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2013	2012
Transactions that Qualify for Sales Treatment
U.S. agreement to sell customer receivables(1)
Outstanding balance	$5	$291
Maximum future payout under recourse provisions	1	17
Other U.S. and European agreements to sell accounts receivables(2)
Outstanding balance	$2	$34
Maximum future payout under recourse provisions	2	21
Agreements with Lenders(3)
Outstanding balance	$135	$85
Maximum future payout under the guarantee	98	56

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gross amount of receivables sold under transactions that qualify for sales treatment were:

	Gross Amount of Receivables Sold
	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2013	Feb. 29, 2012	Feb. 28, 2013	Feb. 29, 2012
Transactions that Qualify for Sales Treatment
U.S. agreement to sell customer receivables(1)	$—	$—	$2	$216
Other U.S. and European agreement to sell accounts receivables(2)	3	—	3	3

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

(2)
Monsanto also sells account receivables in the United States and European regions, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure.

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $500 million) for select customers in Brazil to a special purpose entity (SPE). Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of our investment. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities.
There were no significant recourse or non-recourse liabilities for all programs as of Feb. 28, 2013, and Aug. 31, 2012. There were no significant delinquent loans for all programs as of Feb. 28, 2013, and Aug. 31, 2012.

NOTE 5.	VARIABLE INTEREST ENTITIES
Monsanto is involved with a special purpose entity and other entities that are deemed to be variable interest entities (VIEs). Monsanto has determined that the company holds a variable interest in an entity that is established as a revolving financing program. In addition, Monsanto has various variable interests in biotechnology companies that focus on plant gene research, development and commercialization. These variable interests have also been determined to be VIEs.
Consolidated VIE
Monsanto has a financing program in Brazil that is recorded as a consolidated VIE. For the most part, the VIE involving the revolving financing program is funded by investments from the company and other third parties, primarily investment funds, and have been established to service Monsanto’s customer receivables. An 84 percent and 88 percent senior interest in the entity is held by third parties, primarily investment funds, as of Feb. 28, 2013, and Aug. 31, 2012, respectively, and Monsanto holds the remaining 16 percent and 12 percent interest, respectively. Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least 12 percent and could be required to provide addition contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. See Note 4 — Customer Financing Programs — for additional information regarding the revolving financing arrangement. Creditors have no recourse against Monsanto in the event of default by the VIE. The company’s financial or other support provided to the VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the VIE, the VIE was established to service transactions involving the company and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIE. As a result, the company is the primary beneficiary of the VIE and the VIE has been consolidated in Monsanto’s Consolidated Financial Statements. The

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
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

	Financing Program VIE
	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2013	2012
Cash and cash equivalents	$58	$120
Trade receivables, net	132	52
Other current assets	—	—
Total Assets	190	172
Total Liabilities	—	—
Maximum Exposure to Loss	$31	$23
Non-Consolidated VIEs
Monsanto has variable interests through investments and arrangements with biotechnology companies that focus on plant gene research, development and commercialization. The company has not provided financial or other support with respect to these investments or arrangements other than its original interest. The company also has no implied or unfunded commitments to these VIEs. Monsanto’s maximum exposure to loss on these variable interests is limited to the amount of the company’s investment in the entity. The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to VIEs that the company does not consolidate.

	Biotechnology VIEs
	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2013	2012
Property, plant and equipment, net	$4	$5
Other intangible assets, net	14	14
Total Non-Current Assets	18	19
Total Liabilities	—	—
Maximum Exposure to Loss	$—	$—

NOTE 6.	RESTRUCTURING
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

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

There were no charges incurred for the three and six months ended Feb. 28, 2013, and Feb. 29, 2012. The following table displays the cumulative pretax charges of $723 million under the 2009 Restructuring Plan.

	Cumulative Amount through Feb. 28, 2013
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
There was no restructuring liability as of Feb. 28, 2013, and Aug. 31, 2012.

NOTE 7.	RECEIVABLES
Trade receivables on the Statements of Consolidated Financial Position are net of allowances of $74 million and $64 million as of Feb. 28, 2013, and Aug. 31, 2012, respectively.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $152 million and $156 million with a corresponding allowance for credit losses on these receivables of $138 million and $141 million as of Feb. 28, 2013, and Aug. 31, 2012, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance Aug. 31, 2011	$213
Incremental Provision	3
Recoveries	(14)
Write-offs	(54)
Other(1)	(7)
Balance Aug. 31, 2012	$141
Incremental Provision	1
Recoveries	(2)
Write-offs	(7)
Other(1)	5
Balance Feb. 28, 2013	$138
(1)Includes reclassifications from current receivables and foreign currency translation adjustments.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $241 million and $361 million as of Feb. 28, 2013, and Aug. 31, 2012, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 8.	INVENTORY
Components of inventory are:

	As of Feb. 28	As of Aug. 31,
(Dollars in millions)	2013	2012
Finished Goods	$1,151	$1,050
Goods In Process	1,668	1,537
Raw Materials and Supplies	430	395
Inventory at FIFO Cost	3,249	2,982
Excess of FIFO over LIFO Cost	(154)	(143)
Total	$3,095	$2,839

NOTE 9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first six months of fiscal year 2013, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2012	$3,378	$57	$3,435
Acquisition activity (see Note 3)	60	—	60
Effect of foreign currency translation adjustments	32	(8)	24
Balance as of Feb. 28, 2013	$3,470	$49	$3,519
Goodwill increased during the six months ended Feb. 28, 2013, due to the acquisition of Agradis and the effects of foreign currency translation adjustments. See Note 3 - Business Combinations - for further information. There were no events or circumstances indicating that goodwill might be impaired as of Feb. 28, 2013. The 2013 annual goodwill impairment test will be performed as of March 1, 2013.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2013			As of Aug. 31, 2012
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,134	$(722)	$412	$1,144	$(707)	$437
Acquired Intellectual Property	1,091	(781)	310	1,085	(771)	314
Trademarks	351	(133)	218	348	(124)	224
Customer Relationships	307	(169)	138	285	(152)	133
Other	163	(93)	70	168	(87)	81
Total Other Intangible Assets, Finite Lives	$3,046	$(1,898)	$1,148	$3,030	$(1,841)	$1,189
In Process Research & Development, Indefinite Lives	72	—	72	48	—	48
Total Other Intangible Assets	$3,118	$(1,898)	$1,220	$3,078	$(1,841)	$1,237
The increase in total other intangible assets during the six months ended Feb. 28, 2013, is primarily related to the acquisition of Agradis. Total amortization expense of other intangible assets was $31 million and $38 million in second quarter of fiscal years 2013 and 2012, respectively. Total amortization expense of other intangible assets was $59 million and $75 million for the six months ended Feb. 28, 2013, and Feb. 29, 2012, respectively. The estimated intangible asset amortization expense for fiscal year 2013 through fiscal year 2017 is as follows:

(Dollars in millions)	Amount
2013	$104
2014	123
2015	119
2016	120
2017	109

NOTE 10.	INVESTMENTS AND EQUITY AFFILIATES
Investments
As of Feb. 28, 2013, and Aug. 31, 2012, Monsanto has short-term investments outstanding of $310 million and $302 million, respectively. The investments are comprised of commercial paper with original maturities of one year or less. See Note 14 — Fair Value Measurements.
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Feb. 28, 2013, and Aug. 31, 2012, these long-term equity securities are recorded in other assets in the Statements of Consolidated Financial Position at a fair value of $20 million and $35 million, respectively. Net unrealized gain (net of deferred taxes) of $5 million is included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Feb. 28, 2013, and Aug. 31, 2012. For both the three and six month periods ended Feb. 28, 2013 and Feb. 29, 2012, no significant impairments were recorded.
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of Feb. 28, 2013, and Aug. 31, 2012, these investments were recorded at $85 million and $70 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. For both the three and six month periods ended Feb. 28, 2013 and Feb. 29, 2012, no impairments were recorded.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Equity Affiliates
Monsanto owns a 19 percent interest in a seed supplier that produces, conditions and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Feb. 28, 2013, and Aug. 31, 2012, this investment is recorded in other assets in the Statements of Consolidated Financial Position at $76 million and $70 million, respectively. Monsanto purchased $87 million and $196 million of inventory from the seed supplier for the three and six months ended Feb. 28, 2013, respectively, and $70 million and $130 million for the three and six months ended Feb. 29, 2012, respectively. There were no sales of inventory to the seed supplier for both the three and six months ended Feb. 28, 2013, and Feb. 29, 2012. As of Feb. 28, 2013, the amount payable to the seed supplier is $68 million and is recorded in accounts payable in the Statement of Consolidated Financial Position. As of Aug. 31, 2012, there were no amounts payable to the seed supplier. As of Feb. 28, 2013, there were no prepayments. As of Aug. 31, 2012, there were prepayments of $13 million included in other current assets in the Statement of Consolidated Financial Position for inventory that was delivered in fiscal year 2013.

NOTE 11.	DEFERRED REVENUE
As of Feb. 28, 2013, and Aug. 31, 2012, short-term deferred revenue was $756 million and $396 million, respectively. This balance primarily consists of cash received related to Monsanto’s prepayment programs in the United States and Brazil. These programs allow Monsanto’s customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balance is consistent with the seasonality of Monsanto’s business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the prior season's grain harvest to pay for the next season's seed purchases. The deferred revenue balance related to these prepayment programs is considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.
In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded for each of the three months ended Feb. 28, 2013, and Feb. 29, 2012, and revenue of $40 million was recorded for each of the six months ended Feb. 28, 2013, and Feb. 29, 2012. As of Feb. 28, 2013, and Aug. 31, 2012, the remaining receivable balance is $227 million and $313 million, respectively. The majority of this balance is included in long-term receivables on the Statements of Consolidated Financial Position, and the current portion is included in trade receivables. As of Feb. 28, 2013, and Aug. 31, 2012, the remaining deferred revenue balance is $198 million and $238 million, respectively, of which $79 million is included in current deferred revenue in both periods. The interest income recorded on this receivable is $2 million for each of the three months ended Feb. 28, 2013, and Feb. 29, 2012. Interest income recorded on this receivable is $3 million and $5 million for the six months ended Feb. 28, 2013, and Feb. 29, 2012, respectively.
In 2008, Monsanto and Syngenta entered into a Genuity Roundup Ready 2 Yield Soybean License Agreement, which grants Syngenta access to Monsanto’s Genuity Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $8 million and $3 million related to this agreement was recorded for the three months ended Feb. 28, 2013, and Feb. 29, 2012, respectively, and revenue of $12 million and $4 million was recorded for the six months ended Feb. 28, 2013, and Feb. 29, 2012, respectively. As of Feb. 28, 2013, and Aug. 31, 2012, the remaining receivable balance is $58 million and $67 million, respectively. The majority of this balance is included in long-term receivables on the Statements of Consolidated Financial Position and the current portion is included in trade receivables. As of Feb. 28, 2013, and Aug. 31, 2012, the remaining deferred revenue balance is $45 million and $56 million, respectively, of which $24 million and $12 million, respectively, is included in current deferred revenue.

NOTE 12.	INCOME TAXES
Monsanto recorded a tax benefit of $47 million in the first half of 2013 primarily as a result of a capital loss from a deemed liquidation of a subsidiary, the retroactive extension of the research and development credit pursuant to the enactment of the American Taxpayer Relief Act of 2012 on Jan. 2, 2013, and the favorable resolution of domestic and ex-US tax matters.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 13.	DEBT AND OTHER CREDIT ARRANGEMENTS
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
The fair value of the total short-term debt was $152 million and $36 million as of Feb. 28, 2013, and Aug. 31, 2012, respectively. The fair value of the total long-term debt was $2,409 million and $2,411 million as of Feb. 28, 2013, and Aug. 31, 2012, respectively.

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
The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Feb. 28, 2013, and Aug. 31, 2012. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Feb. 28, 2013, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Net Balance
Assets at Fair Value:
Cash equivalents	$4,024	$—	$—	$—	$4,024
Short-term investments	310	—	—	—	310
Equity securities	20	—	—	—	20
Derivative assets related to:
Foreign currency	—	6	—	—	6
Commodity contracts	10	12	—	(10)	12
Total Assets at Fair Value	$4,364	$18	$—	$(10)	$4,372
Liabilities at Fair Value:
Contingent consideration	$—	$—	$40	$—	$40
Derivative liabilities related to:
Foreign currency	—	16	—	—	16
Commodity contracts	39	18	—	(37)	20
Total Liabilities at Fair Value	$39	$34	$40	$(37)	$76
Liabilities Not Recorded at Fair Value:
Short-term debt instruments(2)	$—	$152	$—	$—	$152
Long-term debt instruments(2)	—	2,409	—	—	2,409
Total Liabilities Not Recorded at Fair Value	$—	$2,561	$—	$—	$2,561
Total Liabilities Recorded and Not Recorded at Fair Value	$39	$2,595	$40	$(37)	$2,637

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

(2)
Short-term and long-term debt instruments are not recorded at fair value on a recurring basis however they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2012, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset (1)	Net Balance
Assets at Fair Value:
Cash equivalents	$2,787	$—	$—	$—	$2,787
Short-term investments	302	—	—	—	302
Equity securities	35	—	—	—	35
Derivative assets related to:
Foreign currency	—	11	—	—	11
Commodity contracts	86	23	—	(85)	24
Total Assets at Fair Value	$3,210	$34	$—	$(85)	$3,159
Liabilities at Fair Value:
Contingent consideration	$—	$—	$39	$—	$39
Derivative liabilities related to:
Foreign currency	—	7	—	—	7
Commodity contracts	7	22	—	(7)	22
Total Liabilities at Fair Value:	$7	$29	$39	$(7)	$68
Liabilities Not Recorded at Fair Value:
Short-term debt instrument(2)	$—	$36	$—	$—	$36
Long-term debt instruments(2)	—	2,411	—	—	2,411
Total Liabilities Not Recorded at Fair Value	$—	$2,447	$—	$—	$2,447
Total Liabilities Recorded and Not Recorded at Fair Value	$7	$2,476	$39	$(7)	$2,515

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

(2)
Short-term and long-term debt instruments are not recorded at fair value on a recurring basis however they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

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
The fair value of short-term and long-term debt was determined based on current market yields for our debt traded in the secondary market.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The company’s contingent consideration relates to the Precision Planting acquisition and is measured at fair value using a combination of the probability weighted method and the income approach using market price of risk. This fair value amount is reflected as a component of miscellaneous short-term accruals in the Statements of Consolidated Financial Position. See Note 3 — Business Combinations — for purchase accounting information. The fair value is principally based on unobservable inputs (a Level 3 measurement) consisting mainly of the amount of future cash flows adjusted for probabilities associated with meeting certain operational and financial milestones and discounted at the appropriate market rate. A change in significant unobservable inputs of 10 percent would not result in a change in the fair value of the contingent consideration and the fair value recorded represents the maximum target of $40 million. Changes in the fair value of contingent consideration during the six month period ended Feb. 28, 2013, were recognized in the Statements of Consolidated Operations as a component of selling, general and administrative expenses.
For the three and six month periods ended Feb. 28, 2013, and Feb. 29, 2012, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Feb. 28, 2013, and Aug. 31, 2012. The following table summarizes the change in fair value of the Level 3 liability for the six months ended Feb. 28, 2013.

(Dollars in millions)	Contingent Consideration
Balance Sept. 1, 2012	$39
Loss included in earnings	1
Balance Feb. 28, 2013	$40
There were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and six months ended Feb. 28, 2013, and Feb. 29, 2012.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Feb. 28, 2013, and Aug. 31, 2012.
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

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 18 months for foreign currency hedges and 34 months for commodity hedges. During the next 12 months, a pretax net gain of approximately $46 million is expected to be reclassified from accumulated other comprehensive loss into earnings. During the three and six months ended Feb. 28, 2013, and Feb. 29, 2012, no cash flow hedges were discontinued.
Fair Value Hedges
The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three and six months ended Feb. 28, 2013, or Feb. 29, 2012.
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Feb. 28, 2013, and Aug. 31, 2012, were as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2013	2012
Derivatives Designated as Hedges:
Foreign exchange contracts	$408	$397
Commodity contracts	1,074	590
Total Derivatives Designated as Hedges	$1,482	$987
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,255	$949
Commodity contracts	409	357
Interest rate contracts	166	161
Total Derivatives Not Designated as Hedges	$1,830	$1,467

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The fair values of the company’s derivative instruments outstanding as of Feb. 28, 2013, and Aug. 31, 2012, were as follows:

	Balance Sheet Location	Fair Value
		As of Feb. 28,	As of Aug. 31,
(Dollars in millions)		2013	2012
Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$5	$6
Foreign exchange contracts	Other assets	1	—
Commodity contracts	Other current assets(1)	10	70
Commodity contracts	Other assets(1)	—	16
Total derivatives designated as hedges		16	92
Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	—	5
Commodity contracts	Trade receivables, net	1	12
Commodity contracts	Miscellaneous receivables	9	7
Commodity contracts	Other current assets(1)	2	4
Total derivatives not designated as hedges		12	28
Total Asset Derivatives		$28	$120
Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$—	$3
Commodity contracts	Other current assets(1)	30	—
Commodity contracts	Other assets(1)	6	—
Commodity contracts	Miscellaneous short-term accruals	5	7
Commodity contracts	Other liabilities	2	3
Total derivatives designated as hedges		43	13
Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	16	4
Commodity contracts	Trade receivables, net(1)	10	6
Commodity contracts	Other current assets(1)	4	6
Commodity contracts	Miscellaneous short-term accruals	—	7
Total derivatives not designated as hedges		30	23
Total Liability Derivatives		$73	$36

(1)
As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position. See Note 14 — Fair Value Measurements — for a reconciliation to amounts reported in the Statements of Consolidated Financial Position as of Feb. 28, 2013, and Aug. 31, 2012.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Income Statement Classification
(Dollars in millions)	Feb. 28, 2013	Feb. 29, 2012	Feb. 28, 2013	Feb. 29, 2012
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(6)	$(7)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$4	$(6)	—	1	Net sales
Foreign exchange contracts	1	(3)	(1)	1	Cost of goods sold
Commodity contracts	(87)	28	43	46	Cost of goods sold
Interest rate contracts	—	(4)	(3)	2	Interest expense
Total Derivatives Designated as Hedges	(82)	15	33	43
Derivatives Not Designated as Hedges:
Foreign exchange contracts(5)			(1)	11	Other expense, net
Commodity contracts			(12)	—	Net sales
Commodity contracts			(3)	(3)	Cost of goods sold
Total Derivatives Not Designated as Hedges			(16)	8
Total Derivatives	$(82)	$15	$17	$51

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)
Gain on commodity cash flow hedges includes a loss of $2 million and a gain of $1 million from ineffectiveness for the three months ended Feb. 28, 2013, and Feb. 29, 2012, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Feb. 28, 2013, and Feb. 29, 2012.

(4)
Loss on commodity fair value hedges is offset by a gain of $2 million and $5 million on the underlying hedged inventory for the three months ended Feb. 28, 2013, and Feb. 29, 2012, respectively. A loss of $4 million and $2 million was included in cost of goods sold due to ineffectiveness during the three months ended Feb. 28, 2013, and Feb. 29, 2012, respectively.

(5)
Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction loss of $34 million and $11 million during the three months ended Feb. 28, 2013, and Feb. 29, 2012, respectively.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCI (1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Six Months Ended		Six Months Ended		Income Statement Classification
(Dollars in millions)	Feb. 28, 2013	Feb. 29, 2012	Feb. 28, 2013	Feb. 29, 2012
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$—	$(7)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$3	$—	(2)	(3)	Net sales
Foreign exchange contracts	(3)	7	2	1	Cost of goods sold
Commodity contracts	(100)	(84)	60	55	Cost of goods sold
Interest rate contracts	—	(41)	(6)	(4)	Interest expense
Total Derivatives Designated as Hedges	(100)	(118)	54	42
Derivatives Not Designated as Hedges:
Foreign exchange contracts(5)			30	(12)	Other expense, net
Commodity contracts			(7)	(2)	Net sales
Commodity contracts			1	(9)	Cost of goods sold
Total Derivatives Not Designated as Hedges			24	(23)
Total Derivatives	$(100)	$(118)	$78	$19

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)
Gain on commodity cash flow hedges includes a loss of $2 million and a gain of less than $1 million from ineffectiveness for the six months ended Feb. 28, 2013, and Feb. 29, 2012, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the six months ended Feb. 28, 2013, and Feb. 29, 2012.

(4)
Loss on commodity fair value hedges includes a loss of $4 million and is offset by a gain of $5 million on the underlying hedged inventory during the six months ended Feb. 28, 2013, and Feb. 29, 2012, respectively. A loss of $4 million and $2 million was included in cost of goods sold due to ineffectiveness during the six months ended Feb. 28, 2013, and Feb. 29, 2012, respectively.

(5)
Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction loss of $82 million and a gain of $6 million during the six months ended Feb. 28, 2013, and Feb. 29, 2012, respectively.

Several of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $7 million and $13 million as of Feb. 28, 2013, and Aug. 31, 2012, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Feb. 28, 2013, and Aug. 31, 2012, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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

	Three Months Ended Feb. 28, 2013			Three Months Ended Feb. 29, 2012
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$16	$2	$18	$12	$2	$14
Interest Cost on Benefit Obligation	18	2	20	18	3	21
Assumed Return on Plan Assets	(32)	(2)	(34)	(26)	(3)	(29)
Amortization of Unrecognized Net Loss	17	1	18	13	1	14
Curtailment and Settlement Charge	—	1	1	—	2	2
Total Net Periodic Benefit Cost	$19	$4	$23	$17	$5	$22

	Six Months Ended Feb. 28, 2013			Six Months Ended Feb. 29, 2012
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$36	$5	$41	$34	$4	$38
Interest Cost on Benefit Obligation	40	4	44	52	6	58
Assumed Return on Plan Assets	(72)	(4)	(76)	(75)	(6)	(81)
Amortization of Unrecognized Net Loss	38	2	40	37	2	39
Curtailment and Settlement Charge	—	2	2	—	4	4
Total Net Periodic Benefit Cost	$42	$9	$51	$48	$10	$58

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2013	Feb. 29, 2012	Feb. 28, 2013	Feb. 29, 2012
Service Cost for Benefits Earned During the Period	$1	$2	$6	$5
Interest Cost on Benefit Obligation	1	2	4	5
Amortization of Unrecognized Net Gain	(1)	(1)	(4)	(3)
Total Net Periodic Benefit Cost	$1	$3	$6	$7
Monsanto contributed $11 million to its U.S. qualified plan in the six month period ended Feb. 28, 2013, and $20 million in the six month period ended Feb. 29, 2012. Monsanto contributed $9 million to plans outside the United States in the six month period ended Feb. 28, 2013, and $8 million in the six month period ended Feb 29, 2012. As of Feb 28, 2013, management expects to make additional contributions of approximately $50 million and $7 million to the company’s pension plans in the United States and outside the United States, respectively, during the remainder of fiscal year 2013.
Employee Savings Plan
The Monsanto leveraged employee stock ownership plan debt was restructured in December 2004 and November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. As a result of these enhancements, a liability due to the Monsanto Savings and Investment Plan from the company of $59 million and $60 million was recorded as of Feb. 28, 2013, and Aug. 31, 2012, respectively. As of Feb. 28, 2013, the entire balance was considered short-term and is included in accrued compensation and benefits on the Statement of Consolidated Financial Position. As of Aug. 31, 2012, $56 million was considered short-term, while the remaining balance was considered long-term and is included in other liabilities on the Statement of Consolidated Financial Position.

NOTE 17.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and six months ended Feb. 28, 2013 and Feb. 29, 2012. Stock-based compensation cost capitalized in inventory was $3 million and $6 million as of Feb. 28, 2013, and Aug. 31, 2012, respectively.

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2013	Feb. 29, 2012	Feb. 28, 2013	Feb. 29, 2012
Cost of Goods Sold	$3	$9	$7	$12
Selling, General and Administrative Expenses	18	28	33	43
Research and Development Expenses	5	11	10	16
Pre-Tax Stock-Based Compensation Expense	26	48	50	71
Income Tax Benefit	(9)	(16)	(17)	(24)
Net Stock-Based Compensation Expense	$17	$32	$33	$47
The following table summarizes stock-based compensation activity for and as of the six months ended Feb. 28, 2013, for employees under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012 (2005 LTIP), and for directors under the Monsanto Non-Employee Director Incentive Compensation Plan (Director Plan):

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	2005 LTIP		Director Plan
	Stock Options	Restricted Stock Units	Deferred Stock	Restricted Stock
Granted	1,891,030	519,067	16,989	2,146
Weighted-average grant date fair value	$20.90	$87.63	$87.11	$87.11
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable	$59.7	$73.6	$0.7	$0.2
Remaining weighted-average period of expense recognition/requisite service periods in years	2.0	2.2	0.5	0.9

NOTE 18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss is as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2013	2012
Accumulated Foreign Currency Translation Adjustments	$(436)	$(602)
Net Unrealized Gain on Investments, Net of Tax	5	5
Net Accumulated Derivative (Loss) / Gain, Net of Tax	(68)	29
Postretirement Benefit Plan Activity, Net of Tax	(445)	(468)
Accumulated Other Comprehensive Loss	$(944)	$(1,036)

NOTE 19.	EARNINGS PER SHARE
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

	Three Months Ended		Six Months Ended
(Shares in millions)	Feb. 28, 2013	Feb. 29, 2012	Feb. 28, 2013	Feb. 29, 2012
Weighted-Average Number of Common Shares	534.8	534.4	534.8	534.9
Dilutive Potential Common Shares	6.1	6.1	6.1	6.0
Antidilutive Potential Common Shares	1.9	6.8	1.9	6.8
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	0.1	4.5	0.1	6.7

NOTE 20.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Six Months Ended
(Dollars in millions)	Feb. 28, 2013	Feb. 29, 2012
Interest	$98	$88
Taxes	288	130
In second quarter 2013 and 2012, the board of directors declared a dividend which is payable in third quarter 2013 and 2012, respectively. As of Feb. 28, 2013, and Feb. 29, 2012, a dividend payable of $201 million and $160 million, respectively, was recorded.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 21.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia, Inc. is a party but that we manage and for which we are responsible. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $266 million and $270 million as of Feb. 28, 2013, and Aug. 31, 2012, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012.
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

•
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. After the trial for the Bibb medical monitoring class action began on Jan. 3, 2012, the parties reached a settlement in principle as to both the medical monitoring and the property class claims. The proposed settlement provides for a 30 year medical monitoring program consisting of a primary fund of up to $21 million and an additional fund of up to $63 million over the life of the program, and a three year property remediation plan with funding up to $9 million. On Feb. 24, 2012, the court preliminarily approved the parties’ proposed settlement. A fairness hearing was held June 18, 2012, resulting in the trial court's final approval of the settlement, however, that final approval has been appealed by two objectors to the West Virginia Supreme Court of Appeals.

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

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
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
Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The Agricultural Productivity reportable segment consists of the Agricultural Productivity operating segment. EBIT is defined as earnings before interest and taxes and is an operating performance measure for the two reportable segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on the segment’s relative contribution to total Monsanto operations. Allocation percentages remain consistent for fiscal years 2012 and 2013.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2013	Feb. 29, 2012	Feb. 28, 2013	Feb. 29, 2012
Net Sales(1)
Corn seed and traits	$3,280	$2,816	$4,419	$3,711
Soybean seed and traits	677	689	908	931
Cotton seed and traits	60	66	245	260
Vegetable seeds	199	215	355	372
All other crops seeds and traits	130	138	174	184
Total Seeds and Genomics	$4,346	$3,924	$6,101	$5,458
Agricultural productivity	1,126	824	2,310	1,729
Total Agricultural Productivity	$1,126	$824	$2,310	$1,729
Total	$5,472	$4,748	$8,411	$7,187

Gross Profit
Corn seed and traits	$2,083	$1,847	$2,769	$2,378
Soybean seed and traits	395	443	513	616
Cotton seed and traits	44	47	171	182
Vegetable seeds	106	85	189	166
All other crops seeds and traits	71	69	82	65
Total Seeds and Genomics	$2,699	$2,491	$3,724	$3,407
Agricultural productivity	371	214	743	394
Total Agricultural Productivity	$371	$214	$743	$394
Total	$3,070	$2,705	$4,467	$3,801

EBIT(2)(3)
Seeds and Genomics	$1,840	$1,699	$2,060	$1,846
Agricultural Productivity	256	82	526	164
Total	$2,096	$1,781	$2,586	$2,010

Depreciation and Amortization Expense
Seeds and Genomics	$123	$128	$246	$255
Agricultural Productivity	30	28	59	56
Total	$153	$156	$305	$311

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(3)
Agricultural Productivity EBIT includes income from operations of discontinued businesses of $6 million and $17 million for the three and six months ended Feb. 28, 2013, respectively. Agricultural Productivity EBIT includes income from operations of discontinued businesses of $11 million for the three and six months ended Feb. 29, 2012.

A reconciliation of EBIT to net income for each period follows:

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2013	Feb. 29, 2012	Feb. 28, 2013	Feb. 29, 2012
EBIT(1)	$2,096	$1,781	$2,586	$2,010
Interest Expense — Net	8	27	36	62
Income Tax Provision(2)	605	543	728	611
Net Income Attributable to Monsanto Company	$1,483	$1,211	$1,822	$1,337

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interests.

(2)	Includes the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.

NOTE 23.	SUBSEQUENT EVENTS
On March 25, 2013, Monsanto entered into a commercial agreement with DuPont and Pioneer Hi-Bred International that includes a series of multi-year, royalty bearing licenses for Genuity Roundup Ready 2 Yield (glyphosate tolerant soybeans) and Genuity Roundup Ready 2 Xtend (dicamba tolerant soybeans) and the dismissal of the parties' respective antitrust, contract and patent lawsuits. There is no impact to the Consolidated Financial Statements of Monsanto as of Feb. 28, 2013.
Other subsequent events are described in Note 3 — Business Combinations.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Background
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012. Financial information for the first six months of fiscal year 2013 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 22 — Segment Information — for a reconciliation of EBIT to net income (loss) for the three and six months ended Feb. 28, 2013, and Feb. 29, 2012.
We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and net cash provided or required by investing activities. Free cash flow does not represent the residual cash flow available for discretionary expenditures. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. Once business needs and obligations are met, this cash can be used to reinvest in the company for future growth or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation. See the “Financial Condition, Liquidity and Capital Resources - Cash Flow” section of MD&A for a reconciliation of free cash flow to net cash provided by operating activities and net cash required by investing activities on the Statements of Consolidated Cash Flows.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

Executive Summary
Consolidated Operating Results — Net sales increased $724 million, or 15 percent, in the three-month comparison and $1,224 million, or 17 percent, in the six-month comparison. The primary contributer to this increase is our global corn business where we have achieved both volume and pricing benefits in the first half of fiscal year 2013. Additionally, our Agricultural Productivity segment contributed to this increase where we also achieved volume and pricing benefits. Net income attributable to Monsanto Company in the first half of 2013 was $3.37 per share, compared with $2.47 per share in the first half of 2012.
Financial Condition, Liquidity and Capital Resources — In the first half of 2013, net cash provided by operating activities was $1,857 million, compared with $1,672 million in the first half of 2012. Net cash required by investing activities was $301 million in the first half of 2013 compared with $402 million in the first half of 2012. Free cash flow was $1,556 million in the first half of 2013 compared with $1,270 million in the first half of 2012. The increase in free cash flow is the result of increased demand in the industry and an early ordering season in the U.S.
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
New Accounting Pronouncements — See Note 2 — New Accounting Standards — for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows, as applicable.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
(Dollars in millions, except per share amounts)	Feb. 28, 2013	Feb. 29, 2012	Change	Feb. 28, 2013	Feb. 29, 2012	Change
Net Sales	$5,472	$4,748	15%	$8,411	$7,187	17%
Cost of goods sold	2,402	2,043	18%	3,944	3,386	16%
Gross Profit	3,070	2,705	13%	4,467	3,801	18%
Operating Expenses:
Selling, general and administrative expenses	598	543	10%	1,140	1,043	9%
Research and development expenses	360	353	2%	706	704	—%
Total Operating Expenses	958	896	7%	1,846	1,747	6%
Income from Operations	2,112	1,809	17%	2,621	2,054	28%
Interest expense	35	47	(26)%	86	100	(14)%
Interest income	(27)	(20)	35%	(50)	(38)	32%
Other expense — net	22	37	(41)%	39	43	(9)%
Income from Continuing Operations Before Income Taxes	2,082	1,745	19%	2,546	1,949	31%
Income tax provision	603	540	12%	725	610	19%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,479	1,205	23%	1,821	1,339	36%
Discontinued Operations:
Income from operations of discontinued businesses	6	11	NM	17	11	NM
Income tax provision	2	4	NM	6	4	NM
Income on Discontinued Operations	4	7	NM	11	7	NM
Net Income	$1,483	$1,212	22%	$1,832	$1,346	36%
Less: Net income attributable to noncontrolling interest	—	1	NM	10	9	NM
Net Income Attributable to Monsanto Company	$1,483	$1,211	22%	$1,822	$1,337	36%
Diluted Earnings per Share Attributable to Monsanto Company
Income from continuing operations	$2.73	$2.23	22%	$3.35	$2.46	36%
Income on discontinued operations	0.01	0.01	NM	0.02	0.01	NM
Net Income Attributable to Monsanto Company	$2.74	$2.24	22%	$3.37	$2.47	36%
NM = Not Meaningful

Effective Tax Rate	29%	31%		28%	31%

Comparison as a Percent of Net Sales:
Cost of Goods Sold	44%	43%		47%	47%
Gross Profit	56%	57%		53%	53%
Selling, general and administrative expenses	11%	11%		14%	15%
Research and development expenses	7%	7%		8%	10%
Total operating expenses	18%	19%		22%	24%
Income from continuing operations before income taxes	38%	37%		30%	27%
Net income attributable to Monsanto Company	27%	26%		22%	19%

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

Second Quarter Fiscal Year 2013
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:
Net sales increased 15 percent in second quarter 2013 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased 11 percent, and our Agricultural Productivity segment net sales increased 37 percent. The following table presents the percentage changes in second quarter 2013 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price and currency had on these percentage changes:

	Second Quarter 2013 Percentage Change in Net Sales vs. Second Quarter 2012
	Volume	Price	Currency	Total
Seeds and Genomics Segment	6%	6%	(1)%	11%
Agricultural Productivity Segment	22%	19%	(4)%	37%
Total Monsanto Company	9%	8%	(2)%	15%
Cost of goods sold for the total company increased $359 million in the three-month comparison. Cost of goods sold as a percent of net sales for the total company increased 1 percentage point to 44 percent. The following table represents the percentage changes in second quarter 2013 worldwide cost of goods sold by segment compared with cost of goods sold in the prior-year quarter, including the effect volume, input costs and currency had on these percentage changes:

	Second Quarter 2013 Percentage Change in Cost of Goods Sold vs. Second Quarter 2012
	Volume	Input Costs	Currency	Total
Seeds and Genomics Segment	3%	13%	(1)%	15%
Agricultural Productivity Segment	16%	10%	(2)%	24%
Total Monsanto Company	7%	12%	(1)%	18%
Gross profit increased $365 million in the three-month comparison. Gross profit as a percent of net sales for the total company decreased 1 percentage point to 56 percent in the second quarter 2013.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased 7 percent, or $62 million, in second quarter 2013 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 10 percent primarily because of higher spending for commissions, marketing and administrative functions. R&D expenses increased 2 percent due to increased investment in our product pipeline. As a percent of net sales, SG&A expenses remained flat at 11 percent, and R&D expenses remained flat at 7 percent.
Other expense — net decreased $15 million in the three-month comparison. The decrease was the result of a legal settlement recorded in the prior year's quarter, offset by current period foreign currency losses primarily related to the Venezuela currency devaluation.
Income tax provision was $603 million in second quarter 2013, an increase of $63 million over the prior-year quarter, primarily as a result of the increase in pretax income from continuing operations. The effective tax rate decreased to 29 percent from 31 percent in second quarter 2012. We recorded a tax benefit of $25 million during second quarter 2013. The majority of this benefit resulted from the retroactive extension of the R&D credit pursuant to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, and the favorable resolution of domestic and ex-US tax matters.  Second quarter 2012 included several discrete tax adjustments resulting in a tax benefit of $2 million. The majority of this benefit resulted from the expiration of statutes and the favorable resolution of tax matters in various jurisdictions offset by deferred tax adjustments and tax reserves established in multiple jurisdictions. Without the discrete items, our effective tax rate for second quarter 2013 would still have been lower than the 2012 rate primarily due to the extension of the R&D credit.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

First Half of Fiscal Year 2013
The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2013 and 2012 income from continuing operations:
Net sales increased 17 percent in the first half of 2013 from the same period a year ago. Our Seeds and Genomics segment net sales increased 12 percent, and our Agricultural Productivity segment net sales increased 34 percent. The following table presents the percentage changes in the first half of 2013 worldwide net sales by segment compared with net sales in the prior-year first half, including the effect volume, price and currency had on these percentage changes:

	First Half 2013 Percentage Change in Net Sales vs. First Half 2012
	Volume	Price	Currency	Total
Seeds and Genomics Segment	7%	7%	(2)%	12%
Agricultural Productivity Segment	18%	21%	(5)%	34%
Total Monsanto Company	10%	10%	(3)%	17%
Cost of goods sold increased $558 million in the first half of 2013 from the same period a year ago. Cost of goods sold as a percent of net sales for the total company remained flat at 47 percent. The following table represents the percentage changes in the first half of 2013 worldwide cost of goods sold by segment compared with cost of goods sold in the prior-year quarter, including the effect volume, input costs and currency had on these percentage changes:

	First Half 2013 Percentage Change in Cost of Goods Sold vs. First Half 2012
	Volume	Input Costs	Currency	Total
Seeds and Genomics Segment	6%	12%	(2)%	16%
Agricultural Productivity Segment	13%	7%	(3)%	17%
Total Monsanto Company	9%	10%	(3)%	16%
Gross profit increased $666 million in the first half of 2013. Gross profit as a percent of net sales for the total company remained flat at 53 percent in the first half of 2013.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased 6 percent, or $99 million, in the first half of 2013 from the prior-year comparable period. In the six-month comparison, SG&A expenses increased 9 percent primarily because of higher spending for commissions, marketing and administrative functions. R&D expenses remained flat with the prior-year comparable period despite the increase in net sales due to the effects of assets being fully amortized which offset our increased R&D investment. As a percent of net sales, SG&A expenses decreased 1 percentage point to 14 percent, and R&D expenses decreased 2 percentage points to 8 percent.
Other expense — net decreased $4 million in the first half of 2013. The decrease was the result of current period foreign currency activity in several countries, offset by a legal settlement that was recorded in the prior year.
Income tax provision was $725 million in the first half of 2013, an increase of $115 million from the prior-year comparable period, primarily as a result of the increase in pretax income from continuing operations. The effective tax rate decreased to 28 percent from 31 percent in the prior year comparable period. The first half of 2013 included several discrete tax adjustments resulting in a tax benefit of $47 million. The majority of this benefit resulted from a capital loss from a deemed liquidation of a subsidiary, the retroactive extension of the R&D credit pursuant to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, and the favorable resolution of domestic and ex-US tax matters.  The first half of 2012 included several discrete tax adjustments resulting in a tax charge of $4 million. The majority of this cost resulted from deferred tax adjustments and tax reserves established in multiple jurisdictions offset by the expiration of statutes and the favorable resolution of tax matters in various jurisdictions. Without the discrete items, our effective tax rate for the first half of 2013 would still have been lower than the 2012 rate primarily due to the extension of the R&D credit.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 28, 2013	Feb. 29, 2012	Change	Feb. 28, 2013	Feb. 29, 2012	Change
Net Sales
Corn seed and traits	$3,280	$2,816	16%	$4,419	$3,711	19%
Soybean seed and traits	677	689	(2)%	908	931	(2)%
Cotton seed and traits	60	66	(9)%	245	260	(6)%
Vegetable seeds	199	215	(7)%	355	372	(5)%
All other crops seeds and traits	130	138	(6)%	174	184	(5)%
Total Net Sales	$4,346	$3,924	11%	$6,101	$5,458	12%
Gross Profit
Corn seed and traits	$2,083	$1,847	13%	$2,769	$2,378	16%
Soybean seed and traits	395	443	(11)%	513	616	(17)%
Cotton seed and traits	44	47	(6)%	171	182	(6)%
Vegetable seeds	106	85	25%	189	166	14%
All other crops seeds and traits	71	69	3%	82	65	26%
Total Gross Profit	$2,699	$2,491	8%	$3,724	$3,407	9%
EBIT(1)	$1,840	$1,699	8%	$2,060	$1,846	12%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2013
The net sales increase of $464 million in corn seed and traits was primarily driven by increases in pricing and volume in the United States, Europe, Argentina and Brazil over the prior year. The pricing increases were driven by improved germplasm mix in the United States, Europe, Argentina and Brazil as well as improved trait mix in the United States, Argentina and Brazil.  Volume growth in the United States and Europe was related to shipments of seed moving into the distribution channel sooner to meet customer demand and to efficiently plan logistics. Volume growth in Argentina versus prior year was due to a delay in timing of the summer growing season. This delay was the result of weather conditions experienced in the prior year which shifted sales from the fourth and first quarters into the first and second quarters. The increase in volume in Brazil was the result of a larger second-season corn crop.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $213 million, or 15 percent, to $1,646 million in the second quarter 2013 compared to $1,433 million in the second quarter 2012. The increase was primarily the result of higher plant and field costs, driven by inflation, commodity prices and lower production yields resulting from drought conditions in the summer of 2012. Also contributing to this increase was higher sales volume as noted in the net sales discussion above.
Gross profit as a percent of sales for this segment decreased 1 percentage point to 62 percent in the quarter-over-quarter comparison. Gross profit increased $208 million in the second quarter 2013. Gross profit for soybean seed and traits decreased 11 percent compared to the 2 percent decrease in net sales for soybean seed and traits. This decrease is the result of a reduction in revenue in Brazil due to decreased collections of Roundup Ready royalties and increased manufacturing costs in the U.S. due to higher commodity prices, higher production costs and additional treatment costs, offset by improved product mix in the U.S. Gross profit for vegetable seeds increased 25 percent compared to the 7 percent decrease in net sales for vegetable seeds. This increase is primarily the result of improvements in inventory quality obsolescence.
Seeds and Genomics Financial Performance — First Half Fiscal Year 2013
The net sales increase of $708 million in corn seed and traits was primarily driven by an increase in the United States, Europe, Brazil, Mexico, South Africa and Argentina. In the United States, Europe and Brazil the increase was primarily driven by increased volume and pricing over the prior year. In Mexico and South Africa the increase was primarily driven by increased volume. In Argentina the increase was primarily driven by increased pricing. The increase in volume in the United States and Europe is related to shipments of seed moving into the distribution channel sooner to meet customer demand and to efficiently plan logistics. The increase in pricing in the United States and Brazil was primarily driven by improved germplasm and trait mix and the increase in pricing for Europe was driven by improved germplasm mix. The increase in volume in Brazil was the

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

result of a larger second-season corn crop. In Mexico the increase in volume was due to planted area recovery from the drought. In South Africa the increase in volume is related to share growth. In Argentina the increase in pricing was due to improved germplasm and trait mix.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $325 million, or 16 percent, to $2,376 million in the first half of 2013 compared to $2,051 million in the first half of 2012. The increase was primarily the result of higher plant and field costs, driven by inflation, commodity prices and lower production yields resulting from drought conditions in the summer of 2012. Also contributing to this increase was higher sales volume as noted in the net sales discussion above.
Gross profit as a percent of sales for this segment decreased 1 percentage point to 61 percent and increased $317 million in the first half of 2013. Gross profit for soybean seed and traits decreased 17 percent compared to the 2 percent decrease in net sales for soybean seed and traits. This decrease is the result of a reduction in revenue in Brazil due to decreased collections of Roundup Ready royalties and increased manufacturing costs in the U.S. due to higher commodity prices, higher production and additional treatment costs. Gross profit for vegetable seeds increased 14 percent compared to the 5 percent decrease in net sales for vegetable seeds. This increase is primarily the result of improvements in inventory quality obsolescence.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 28, 2013	Feb. 29, 2012	Change	Feb. 28, 2013	Feb. 29, 2012	Change
Net Sales
Agricultural productivity	$1,126	$824	37%	$2,310	$1,729	34%
Total Net Sales	$1,126	$824	37%	$2,310	$1,729	34%
Gross Profit
Agricultural productivity	$371	$214	73%	$743	$394	89%
Total Gross Profit	$371	$214	73%	$743	$394	89%
EBIT(1)	$256	$82	212%	$526	$164	221%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2013
Net sales in our Agricultural Productivity segment increased $302 million in the three-month period as sales volumes of Roundup and other glyphosate-based herbicides increased 37 percent in the second quarter 2013 from the second quarter 2012 primarily from increased demand for our products in the United States and Brazil. Also contributing to this increase was the increased average net selling price of Roundup and other glyphosate-based herbicides in all markets.
Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $146 million, or 24 percent, in the second quarter 2013 to $756 million compared to $610 million in the second quarter 2012. The increase was primarily the result of increased volume for Roundup and other glyphosate-based herbicides.
The net sales and cost of goods sold discussed throughout this section resulted in $157 million higher gross profit in the second quarter 2013. Gross profit as a percent of sales for the Agricultural Productivity segment increased 7 percentage points to 33 percent in the second quarter 2013 primarily due to the increased average net selling price discussed above.
Agricultural Productivity Financial Performance — First Half Fiscal Year 2013
Net sales in our Agricultural Productivity segment increased $582 million in the six-month period as sales volumes of Roundup and other glyphosate-based herbicides increased 23 percent in the first half of 2013 from the first half of 2012 primarily from increased demand for our products in the United States and Brazil.  Also contributing to this increase was the increased average net selling price of Roundup and other glyphosate-based herbicides in all markets.
Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $233 million, or 17 percent, in the first half of 2013 to $1,568 million compared to $1,335 million in the first half of 2012. The increase was primarily the result of increased volume for Roundup and other glyphosate-based herbicides.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

The net sales and cost of goods sold discussed throughout this section resulted in $349 million higher gross profit in the first half of 2013. Gross profit as a percent of sales for the Agricultural Productivity segment increased 9 percentage points to 32 percent in the first half of 2013 primarily due to the increased average net selling price discussed above.

RESTRUCTURING
In the first three and six-months of fiscal year 2013, we did not record any charges relating to our 2009 Restructuring Plan (the Plan). The Plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments were made in fiscal year 2012. The cumulative pretax charges under the Plan were $723 million through Feb. 28, 2013.
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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of		As of Aug. 31,
(Dollars in millions, except current ratio)	Feb. 28, 2013	Feb. 29, 2012	2012
Cash and Cash Equivalents(1)	$4,443	$3,123	$3,283
Trade Receivables, Net(1)	2,219	2,341	1,897
Inventory, Net	3,095	2,862	2,839
Other Current Assets(1)(2)	1,777	1,698	1,639
Total Current Assets	$11,534	$10,024	$9,658
Short-Term Debt, including current portion of long-term debt	$152	$610	$36
Accounts Payable	751	681	794
Accrued Liabilities(3)	3,806	3,902	3,391
Total Current Liabilities	$4,709	$5,193	$4,221
Working Capital(4)	$6,825	$4,831	$5,437
Current Ratio(4)	2.45:1	1.93:1	2.29:1

(1)	May include restrictions as a result of our variable interest entity. See the Statements of Consolidated Financial Position and Note 5 — Variable Interest Entities — for more information.

(2)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

(3)
Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves and miscellaneous short-term accruals.

(4)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Feb. 28, 2013, compared with Aug. 31, 2012: Working capital increased $1,388 million, or 26 percent, between Aug. 31, 2012, and Feb. 28, 2013, primarily because of the following factors:

•
Cash and cash equivalents increased $1,160 million between respective periods primarily because of the customer prepayments that have occurred in the first half of 2013. This is consistent with the seasonality of our business.

•
Trade receivables increased $322 million due to normal ongoing sales activity because of the seasonality of our business, specifically in our Seeds and Genomics segment, primarily a function of the purchasing and growing patterns in North America.

•
Inventory increased $256 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in the first half of the fiscal year resulting in a higher inventory balance.

These increases to working capital between Feb. 28, 2013, and Aug. 31, 2012, were partially offset by the following factor:

•	Deferred revenue increased $360 million between the respective periods primarily because of the customer prepayments that had occurred in the first quarter 2013 on which we have yet to deliver.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

Feb. 28, 2013, compared with Feb. 29, 2012: Working capital increased $1,994 million, or 41 percent, between Feb. 29, 2012, and Feb. 28, 2013, primarily because of the following factors:

•	Cash and cash equivalents increased $1,320 million between respective periods. See "Cash Flow" section in this section of MD&A for further details of this increase.

•	Short-term debt decreased $458 million between respective periods primarily due to repayment of outstanding bonds in the fourth quarter of fiscal year 2012.

•
Inventory increased $233 million between the respective periods primarily because of increased inventories from our seeds and genomics segment specifically in corn due to higher production costs to meet customer demand and higher commodity prices. Production costs increased primarily because of an increase in winter production, which typically has higher logistics costs, as a result of the prior year drought.Vegetable seeds also contributed to this increase primarily due to higher production yields.

Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivable risk and to reduce our reliance on commercial paper borrowings. As of Feb. 28, 2013, the programs had $7 million in outstanding balances and we received $5 million of proceeds during the six month period under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $101 million as of Feb. 28, 2013. See Note 4 — Customer Financing Programs — for further discussion of these programs.
Cash Flow

	Six Months Ended
(Dollars in millions)	Feb. 28, 2013	Feb. 29, 2012
Net Cash Provided by Operating Activities	$1,857	$1,672
Net Cash Required by Investing Activities	(301)	(402)
Free Cash Flow(1)	1,556	1,270
Net Cash Required by Financing Activities	(422)	(672)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	26	(47)
Net Increase in Cash and Cash Equivalents	1,160	551
Cash and Cash Equivalents at Beginning of Period	3,283	2,572
Cash and Cash Equivalents at End of Period	$4,443	$3,123

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).

Operating: The increase in cash provided by continuing operations in the first half of 2013 compared to the first half of 2012 was primarily due to higher customer prepayments and increased collections as a result of increased sales, partially offset by the following factors:

•	Increase in operating costs and increased payments related to our customer incentive programs;

•	Increase in tax payments due to increased earnings and timing of tax payments; and

•	Decrease in customer financing programs funding due to a change in timing based on our cash needs.
Investing: The reduction in cash used in investing activities in the first half of 2013 compared to the first half of 2012 was primarily due to higher proceeds from the sale of assets in the first half of 2013.
Financing: The decrease in cash required by financing activities in the first half of 2013 compared to the first half of 2012 was primarily due to higher short-term borrowings to support ex-U.S. operations and the repayment of the Chesterfield Village Research Center debt in 2012.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	Feb. 28, 2013	Feb. 29, 2012	2012
Short-Term Debt	$152	$610	$36
Long-Term Debt	2,054	1,538	2,038
Total Monsanto Company Shareowners’ Equity	13,240	11,994	11,833
Debt-to-Capital Ratio(1)	14%	15%	15%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, short-term commercial paper borrowings can be used to finance these requirements. We had no commercial paper borrowings outstanding at Feb. 28, 2013.
We have a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through April 1, 2016. As of Feb. 28, 2013, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants.
Our debt-to-capital ratio decreased 1 percentage point compared with the Feb. 29, 2012 ratio, primarily because of the increase in shareowners’ equity as a result of increased earnings.
We held cash and cash equivalents and short-term investments of $4.8 billion and $3.6 billion at Feb. 28, 2013, and Aug. 31, 2012, respectively, of which $2.0 billion and $1.7 billion was held by foreign entities, respectively. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.
Dividend: In December 2012, we declared a quarterly dividend of 37.5 cents payable on Jan. 25, 2013, to shareowners of record as of Jan. 4, 2013. In January 2013, we declared a quarterly dividend of 37.5 cents payable on April 26, 2013, to shareowners of record as of April 5, 2013.
Capital Expenditures: We expect fiscal year 2013 capital expenditures to be in the range of $800 million to $1 billion compared with $646 million in fiscal year 2012. The primary driver of this increase compared with 2012 is higher overall spending on projects related to our additional corn seed plant expansions in North America, Latin America and Europe.
2013 Acquisitions: In January 2013, Monsanto acquired select assets of Agradis, Inc., a business focused on developing sustainable agricultural solutions. The acquisition will support Monsanto's efforts to provide farmers with sustainable biological products to improve crop health and productivity. Acquisition costs incurred were less than $1 million and were classified as selling, general and administrative expenses. The total fair value of the acquisition was $85 million, of which $79 million in cash was paid at the time of acquisition. The remaining $6 million of consideration will be paid upon the satisfaction of general representations and warranties made by the seller at the time of acquisition, which will be no later than three months after the date of the acquisition. This deferred payment is included in miscellaneous short-term accruals within the Statements of Consolidated Financial Position at Feb. 28, 2013. The fair value was primarily allocated to goodwill and intangibles.
In March 2013, Monsanto acquired substantially all of the assets of Rosetta Green Ltd., a business based in Israel which specializes in the identification and use of unique genes to guide key processes in major crops including corn, soybeans and cotton. The acquisition of the company will complement Monsanto's existing research platforms. Acquisition costs were less than $1 million and were classified as selling, general and administrative expenses. The total fair value and cash paid for the acquisition was $35 million. Goodwill and intangible assets are expected to be recorded on the Statements of Consolidated Financial Position from the acquisition of Rosetta Green. As of April 4, 2013, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

2012 Acquisitions: In June 2012, we acquired 100 percent of the outstanding stock of Precision Planting, Inc., a planting technology developer based in Tremont, Illinois. Precision Planting develops technology to improve yields through on-farm planting performance. The acquisition of the company became part of our Integrated Farming Systems unit, which utilizes advanced agronomic practices, seed genetics and innovative on-farm technology to deliver optimal yield to farmers while using fewer resources. The total fair value of the acquisition was $255 million, including contingent consideration of $39 million, and the total cash paid for the acquisition was $209 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The contingent consideration is to be paid in cash if certain operational and financial milestones are met on or before Aug. 31, 2020, up to a maximum target of $40 million.
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
Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets, along with an increased level of risk in Europe. We will continue to consider, assess and address these developments and the challenges and issues they place on our business. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity.
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

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

branded germplasm and our licensed germplasm. We plan to improve and grow our vegetable seeds business, which has a portfolio focused on 21 crops. We continue to apply our molecular breeding and marker capabilities to our vegetable seeds germplasm, which we expect will lead to business growth. The business integration into a global platform, along with a number of process improvements, has improved our ability to develop and deliver new, innovative products to our broad customer base. We plan to continue to pursue strategic acquisitions in our seed businesses to grow our branded seed share, expand our germplasm library, and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
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
In Brazil, we expect to continue to operate our business model of collecting on the sale of certified seeds, a point-of-delivery payment system (Roundup Ready soybeans, and in the future Intacta RR2 PRO soybeans) and our indemnification collection system (Bollgard cotton), to capture value on all of our Roundup Ready soybeans and Bollgard cotton crops grown there. Following an adverse ruling from a single judge in the Brazilian Superior Court of Justice denying our term correction for the first generation Roundup Ready patent term to 2014, we will defer collection of royalties for first generation Roundup Ready soybeans in Brazil until a final decision has been reached by the courts. Growers can agree to gain royalty-free use of first generation Roundup Ready for the 2012-2013 and 2013-2014 seasons in exchange for a waiver of any claim for refunds for past payments. We have filed an appeal of the patent term correction ruling, which will be heard by a panel of judges at the Superior Court of Justice. Additionally, the Supreme Court of Brazil has indicated that it will hear the case following a decision from the Superior Court of Justice.
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

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

Although Paraguay approved Roundup Ready soybeans in 2004 under a special provision, recently it has developed a precise regulatory approval process, and approved several products including Monsanto corn and soy technologies. More technologies are also in the regulatory process. Following proper approvals, farmer demand for technology in corn and soybeans (Intacta RR2 PRO) is expected to be strong and also be a driver of growth.
Following the decision of the French government to suspend the planting of YieldGard Corn Borer in February 2008, French farmers, French grower associations and various companies, including Monsanto, filed a claim to the Supreme Administrative Court (Conseil d’Etat) to overturn the French government’s suspension of planting of YieldGard Corn Borer. As a result of the ban, the sales and planting of MON810 products in France were suspended. The European Food Safety Authority (EFSA) issued an opinion that the French suspension is not supported on a scientific basis. The case was referred to the European Court of Justice (ECJ) and on Sept. 8, 2011, the ECJ ruled that the French ban was illegal and that a ban can be invoked only in circumstances that are likely to constitute a clear and serious risk to human health, animal health or the environment. On Nov. 28, 2011, the Conseil d’Etat ordered the French government to cancel the ban imposed on genetically-modified corn crops in 2008. The court ruled that the agriculture ministry had not established high risk to the environment or health and thus lacked scientific basis for the ban. On Mar. 16, 2012, the French Government announced a new temporary suspension of the cultivation of MON810 corn in France. On May 21, 2012, EFSA published their opinion on the MON810 French ban concluding that there is no specific scientific evidence, in terms of risk to human and animal health or the environment, that would support the ban and that would invalidate its previous risk assessments of maize MON810. On April 17, 2009, Germany undertook a procedural action under European law and banned the planting of YieldGard Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, the sales and planting of MON810 products in Germany were suspended. The court proceedings are postponed pending the outcome of administrative proceedings. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked procedural measures but we have focused our legal challenges to those countries with significant corn plantings.
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

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations or liquidity.
The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2012. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability or liquidity for the current period could have been materially different from those presented in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Feb. 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, management has concluded that our disclosure controls and procedures were effective as of Feb. 28, 2013.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia, Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 21 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. The following discussion provides updated information regarding one of the legal proceedings disclosed in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012.
Patent and Commercial Proceedings
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012, on May 4, 2009, we filed suit against DuPont and Pioneer Hi-Bred International asserting patent infringement and breach of contract claims related to unauthorized use of our Roundup Ready technology. On June 16, 2009, defendants filed a counterclaim that included a claim alleging anticompetitive behavior. The Court granted us certain relief and on Aug. 1, 2012, the jury found our patent was valid and willfully infringed and awarded damages to Monsanto of $1 billion. On March 25, 2013, the parties entered into a commercial agreement that includes a series of multi-year, royalty-bearing licenses for our soybean technologies and the dismissal of the parties' respective antitrust, contract and patent lawsuits.

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
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2013 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2012:
Dec. 1, 2012, through Dec. 31, 2012	—	$—	—	$1,037,685,865
January 2013:
Jan. 1, 2013, through Jan. 31, 2013	2,964,834	$101.18	2,964,834	$737,703,719
February 2013:
Feb. 1, 2013, through Feb. 28, 2013	—	$—	—	$737,703,719
Total	2,964,834	$101.18	2,964,834	$737,703,719

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.
In June 2010, the board of directors authorized a repurchase program of up to $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010 and was concluded Jan. 14, 2013.
In June 2012, the board of directors authorized a new three-year repurchase program of up to an additional $1 billion of the company’s common stock. This repurchase program commenced Jan. 14, 2013.
There were no other publicly announced plans outstanding as of Feb. 28, 2013.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: 4/4/2013

MONSANTO COMPANY	SECOND QUARTER 2013 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Amended and Restated Certificate of Incorporation, as amended.
4	Omitted
11	Omitted — see Note 19 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.