Form 10-Q
period 2013-05-31
MONSANTO CO /NEW/
filed 2013-06-27
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 533,109,339 shares of Common Stock, $0.01 par value, outstanding as of June 25, 2013.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three and nine months ended May 31, 2013, and May 31, 2012, the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended May 31, 2013, and May 31, 2012, the Statements of Consolidated Financial Position as of May 31, 2013, and Aug. 31, 2012, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2013, and May 31, 2012, the Statements of Consolidated Shareowners’ Equity for the nine months ended May 31, 2013, and year ended Aug. 31, 2012, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions)	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net Sales	$4,248	$4,219	$12,659	$11,406
Cost of goods sold	1,986	1,856	5,930	5,242
Gross Profit	2,262	2,363	6,729	6,164
Operating Expenses:
Selling, general and administrative expenses	632	638	1,773	1,681
Research and development expenses	392	375	1,097	1,079
Total Operating Expenses	1,024	1,013	2,870	2,760
Income from Operations	1,238	1,350	3,859	3,404
Interest expense	37	39	123	139
Interest income	(19)	(21)	(69)	(59)
Other expense (income), net	(4)	3	35	46
Income from Continuing Operations Before Income Taxes	1,224	1,329	3,770	3,278
Income tax provision	292	361	1,017	971
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$932	$968	$2,753	$2,307
Discontinued Operations:
Income (loss) from operations of discontinued businesses	—	(3)	17	8
Income tax provision (benefit)	—	(1)	6	3
Income (loss) from Discontinued Operations	—	(2)	11	5
Net Income	$932	$966	$2,764	$2,312
Less: Net income attributable to noncontrolling interest	23	29	33	38
Net Income Attributable to Monsanto Company	$909	$937	$2,731	$2,274
Amounts Attributable to Monsanto Company:
Income from continuing operations	$909	$939	$2,720	$2,269
Income (loss) from discontinued operations	—	(2)	11	5
Net Income Attributable to Monsanto Company	$909	$937	$2,731	$2,274
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.70	$1.76	$5.09	$4.25
Income on discontinued operations	—	—	0.02	0.01
Net Income Attributable to Monsanto Company	$1.70	$1.76	$5.11	$4.26
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.68	$1.74	$5.03	$4.20
Income on discontinued operations	—	—	0.02	0.01
Net Income Attributable to Monsanto Company	$1.68	$1.74	$5.05	$4.21
Weighted Average Shares Outstanding:
Basic	534.1	532.9	534.5	534.2
Diluted	540.0	538.8	540.7	540.2
Dividends Declared per Share	$—	$—	$0.75	$0.60
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited (Dollars in millions)	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$909	$937	$2,731	$2,274
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(186)	(603)	(20)	(944)
Postretirement benefit plan activity, net of tax of $7, $7, $21 and $20, respectively	12	13	35	35
Unrealized net gains on investment holdings, net of tax of $0, $2, $3 and $4, respectively	1	1	7	5
Realized net gains on investment holdings, net of tax of $0, $0, $(3) and $0, respectively	—	—	(6)	—
Unrealized net derivative (losses) gains, net of tax of $16, $(31), $(21) and $(79), respectively	28	(45)	(35)	(115)
Realized net derivative gains, net of tax of $(21), $(7), $(41) and $(23), respectively	(33)	(9)	(67)	(41)
Total Other Comprehensive Loss, Net of Tax	(178)	(643)	(86)	(1,060)
Comprehensive Income Attributable to Monsanto Company	$731	$294	$2,645	$1,214
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net Income Attributable to Noncontrolling Interests	23	29	33	38
Other Comprehensive Loss
Foreign currency translation	(14)	(31)	(6)	(39)
Total Other Comprehensive Loss	(14)	(31)	(6)	(39)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	$9	$(2)	$27	$(1)
Total Comprehensive Income	$740	$292	$2,672	$1,213
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions)	As of May 31,	As of Aug. 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2013: $175 and 2012: $120)	$2,921	$3,283
Short-term investments	143	302
Trade receivables, net (variable interest entity restricted - 2013: $6 and 2012: $52)	3,610	1,897
Miscellaneous receivables	812	620
Deferred tax assets	574	534
Inventory, net	2,884	2,839
Other current assets	197	183
Total Current Assets	11,141	9,658
Total property, plant and equipment	9,242	8,835
Less accumulated depreciation	4,775	4,470
Property, Plant and Equipment, Net	4,467	4,365
Goodwill	3,510	3,435
Other Intangible Assets, Net	1,225	1,237
Noncurrent Deferred Tax Assets	518	551
Long-Term Receivables, Net	242	376
Other Assets	576	602
Total Assets	$21,679	$20,224
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$169	$36
Accounts payable	745	794
Income taxes payable	397	75
Accrued compensation and benefits	408	546
Accrued marketing programs	763	1,281
Deferred revenues	322	396
Grower production accruals	66	194
Dividends payable	—	200
Miscellaneous short-term accruals	944	699
Total Current Liabilities	3,814	4,221
Long-Term Debt	2,054	2,038
Postretirement Liabilities	498	543
Long-Term Deferred Revenue	167	245
Noncurrent Deferred Tax Liabilities	444	313
Long-Term Portion of Environmental and Litigation Liabilities	204	213
Other Liabilities	420	615
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 601,202,277 and 596,136,929 shares, respectively
Outstanding 533,789,394 and 534,373,880 shares, respectively	6	6
Treasury stock 67,412,883 and 61,763,049 shares, respectively, at cost	(3,623)	(3,045)
Additional contributed capital	10,743	10,371
Retained earnings	7,865	5,537
Accumulated other comprehensive loss	(1,122)	(1,036)
Total Monsanto Company Shareowners’ Equity	13,869	11,833
Noncontrolling Interest	209	203
Total Shareowners’ Equity	14,078	12,036
Total Liabilities and Shareowners’ Equity	$21,679	$20,224
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Nine Months Ended May 31,
	2013	2012
Operating Activities:
Net Income	$2,764	2,312
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	457	466
Bad-debt expense	14	(9)
Stock-based compensation expense	76	102
Excess tax benefits from stock-based compensation	(73)	(33)
Deferred income taxes	171	195
Equity affiliate income, net	(11)	(11)
Net gain on sales of a business or other assets	(15)	(3)
Other items	(48)	51
Changes in assets and liabilities that required cash, net of acquisitions:
Trade receivables, net	(1,614)	(1,773)
Inventory, net	(100)	(134)
Deferred revenues	(156)	(35)
Accounts payable and other accrued liabilities	(465)	(171)
Restructuring cash payments	—	(11)
Pension contributions	(53)	(57)
Other items	(161)	(36)
Net Cash Provided by Operating Activities	786	853
Cash Flows (Required) Provided by Investing Activities:
Purchases of short-term investments	(462)	(444)
Maturities of short-term investments	621	444
Capital expenditures	(459)	(376)
Acquisition of businesses, net of cash acquired	(120)	(113)
Technology and other investments	(63)	(61)
Other proceeds	96	8
Net Cash Required by Investing Activities	(387)	(542)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	170	(86)
Short-term debt proceeds	1	9
Short-term debt reductions	(29)	(21)
Long-term debt proceeds	16	—
Long-term debt reductions	(2)	(142)
Payments on other financing	—	(2)
Treasury stock purchases	(578)	(423)
Stock option exercises	234	69
Excess tax benefits from stock-based compensation	73	33
Tax withholding on restricted stock and restricted stock units	(3)	(1)
Dividend payments	(602)	(482)
Dividend payments to noncontrolling interests	(19)	(76)
Proceeds from noncontrolling interest	—	101
Net Cash Required by Financing Activities	(739)	(1,021)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(22)	(146)
Net Decrease in Cash and Cash Equivalents	(362)	(856)
Cash and Cash Equivalents at Beginning of Period	3,283	2,572
Cash and Cash Equivalents at End of Period	$2,921	$1,716
See Note 20 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Reserve for ESOP Debt	Non-Controlling Interest	Total
Balance as of Aug. 31, 2011	$6	$(2,613)	$10,096	$4,174	$(116)	$(2)	$171	$11,716
Net income	—	—	—	2,045	—	—	48	2,093
Other comprehensive loss for 2012	—	—	—	—	(920)	—	(40)	(960)
Treasury stock purchases	—	(432)	—	—	—	—	—	(432)
Restricted stock withholding	—	—	(19)	—	—	—	—	(19)
Issuance of shares under employee stock plans	—	—	117	—	—	—	—	117
Net excess tax benefits from stock-based compensation	—	—	50	—	—	—	—	50
Stock-based compensation expense	—	—	127	—	—	—	—	127
Cash dividends of $1.28 per common share	—	—	—	(682)	—	—	—	(682)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(77)	(77)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Proceeds from noncontrolling interest	—	—	—	—	—	—	101	101
Balance as of Aug. 31, 2012	$6	$(3,045)	$10,371	$5,537	$(1,036)	$—	$203	$12,036
Net income	—	—	—	2,731	—	—	33	2,764
Other comprehensive loss for 2013	—	—	—	—	(86)	—	(6)	(92)
Treasury stock purchases	—	(578)	—	—	—	—	—	(578)
Restricted stock withholding	—	—	(3)	—	—	—	—	(3)
Issuance of shares under employee stock plans	—	—	234	—	—	—	—	234
Net excess tax benefits from stock-based compensation	—	—	69	—	—	—	—	69
Stock-based compensation expense	—	—	73	—	—	—	—	73
Cash dividends of $0.75 per common share	—	—	—	(403)	—	—	—	(403)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(19)	(19)
Acquisition of noncontrolling interest	—	—	(1)	—	—	—	(2)	(3)
Balance as of May 31, 2013	$6	$(3,623)	$10,743	$7,865	$(1,122)	$—	$209	$14,078

(1)	See Note 18 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012. Financial information for the first nine months of fiscal year 2013 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board ("FASB") issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after Dec. 15, 2012. Monsanto will adopt this standard in the first quarter of fiscal year 2014. The Company is currently evaluating the impact of adopting this guidance.
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

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

In September 2011, the FASB issued an amendment to the Intangibles-Goodwill and Other topic of the ASC. Prior to the amendment the company performed a two-step test as outlined by the ASC. Step one of the two-step goodwill impairment test is performed by calculating the fair value of the reporting unit and comparing the fair value with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the company is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after Dec. 15, 2011. Accordingly, Monsanto adopted this amendment when the company performed the annual impairment test during third quarter of fiscal year 2013.
In July 2012, the FASB issued amendments to the Intangibles-Goodwill and Other topic of the ASC. Prior to this amendment the company performs a two-step test as outlined by the ASC. Step one of the two-step indefinite-lived intangible asset impairment test is performed by calculating the fair value of the indefinite-lived intangible asset and comparing the fair value with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, then the company is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after Sept. 15, 2012. Accordingly, Monsanto will adopt this amendment in fiscal year 2014. The company is currently evaluating the impact of adoption on the consolidated financial statements for the annual impairment test of indefinite-lived intangible assets.

NOTE 3.	BUSINESS COMBINATIONS
2013 Acquisitions: In March 2013, Monsanto acquired substantially all of the assets of Rosetta Green Ltd., a business based in Israel which specializes in the identification and use of unique genes to guide key processes in major crops including corn, soybeans and cotton. The acquisition of the company, which qualifies as a business under the Business Combinations topic of the ASC, is expected to complement Monsanto's existing research platforms. Acquisition costs were less than $1 million and were classified as selling, general and administrative expenses. The total fair value and cash paid for the acquisition was $35 million. The fair value of the acquisition was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes.
In January 2013, Monsanto acquired select assets of Agradis, Inc., a business focused on developing sustainable agricultural solutions. The acquisition, which qualifies as a business under the Business Combinations topic of the ASC, is intended to support Monsanto's efforts to provide farmers with sustainable biological products to improve crop health and productivity. Acquisition costs incurred were less than $1 million and were classified as selling, general and administrative expenses. The total cash paid and the fair value of the acquisition was $85 million, and the purchase price was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes.
For the acquisitions described above, the business operations and employees of the acquired entities were included in the Seeds and Genomics reportable segment results upon acquisition. The estimated fair values of the assets and liabilities, summarized in the table below, of the acquired entities represent the preliminary purchase price allocations. No cash was acquired as part of these acquisitions. The allocations of the acquired entities will be finalized as soon as the information becomes available, however, not to exceed one year from the acquisition dates.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

(Dollars in millions)	Aggregate Acquisitions
Property, Plant & Equipment	1
Goodwill	78
Acquired In-process Research and Development	43
Total Assets Acquired	122
Current Liabilities	2
Total Liabilities Assumed	2
Net Assets Acquired	120
Pro forma information related to the acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on Monsanto's consolidated results of operations is not significant.
In June 2013, Monsanto acquired 100 percent of the outstanding stock of GrassRoots Biotechnology, Inc., a business based in Durham, North Carolina that is focused on gene expression and other agriculture technologies. The acquisition of the company, which qualifies as a business under the Business Combinations topic of the ASC, is expected to complement Monsanto's existing research platforms. As of May 31, 2013, GrassRoots Biotechnology, Inc. was deemed to be a non-consolidated variable interest entity (VIE). See Note 5 - Variable Interest Entities - for further information. Following this acquisition GrassRoots Biotechnology, Inc. will no longer be a VIE. Acquisition costs were less than $1 million and were classified as selling, general and administrative expenses. The total fair value and cash paid for the acquisition was $20 million (net of cash acquired). Goodwill and intangible assets are expected to be recorded on the Statements of Consolidated Financial Position from the acquisition of GrassRoots Biotechnology, Inc. As of June 27, 2013, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill. The business operations and employees of the acquired entity are expected to be included in the Seeds and Genomics segment results upon acquisition.
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

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2013	2012
Transactions that Qualify for Sales Treatment
U.S. agreement to sell customer receivables(1)
Outstanding balance	$138	$291
Maximum future payout under recourse provisions	7	17
Other U.S. and European agreements to sell accounts receivables(2)
Outstanding balance	$11	$34
Maximum future payout under recourse provisions	11	21
Agreements with Lenders(3)
Outstanding balance	$70	$85
Maximum future payout under the guarantee	51	56
The gross amount of receivables sold under transactions that qualify for sales treatment were:

	Gross Amount of Receivables Sold
	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2013	2012	2013	2012
Transactions that Qualify for Sales Treatment
U.S. agreement to sell customer receivables(1)	$135	$109	$137	$325
Other U.S. and European agreement to sell accounts receivables(2)	6	—	9	5

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $470 million) for select customers in Brazil to a special purpose entity (SPE). Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of our investment. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities.
There were no significant recourse or non-recourse liabilities for all programs as of May 31, 2013, and Aug. 31, 2012. There were no significant delinquent loans for all programs as of May 31, 2013, and Aug. 31, 2012.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 5.	VARIABLE INTEREST ENTITIES
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
In June 2013, Monsanto entered into an agreement with a biotechnology company to establish a subsidiary to focus on agricultural fungicide discovery. Monsanto is evaluating the accounting treatment of the subsidiary, including whether it will be deemed a VIE.
Consolidated VIE
Monsanto has a financing program in Brazil that is recorded as a consolidated VIE. For the most part, the VIE involving the revolving financing program is funded by investments from the company and other third parties, primarily investment funds, and have been established to service Monsanto’s customer receivables. An 83 percent and 88 percent senior interest in the entity is held by third parties, primarily investment funds, as of May 31, 2013, and Aug. 31, 2012, respectively, and Monsanto holds the remaining 17 percent and 12 percent interest, respectively. Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least 12 percent and could be required to provide additional contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. See Note 4 — Customer Financing Programs — for additional information regarding the revolving financing arrangement. Creditors have no recourse against Monsanto in the event of default by the VIE. The company’s financial or other support provided to the VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the VIE, the VIE was established to service transactions involving the company and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIE. As a result, the company is the primary beneficiary of the VIE and the VIE has been consolidated in Monsanto’s Consolidated Financial Statements. The assets of the VIE may only be used to settle the obligations of the entity. Third-party investors in the VIE do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. The following table presents the carrying value of assets and liabilities, which are identified as restricted assets and liabilities on the company’s Statements of Consolidated Financial Position, and the maximum exposure to loss relating to the VIE for which Monsanto is the primary beneficiary.

	Financing Program VIE
	As of May 31,	As of Aug. 31,
(Dollars in millions)	2013	2012
Cash and cash equivalents	$175	$120
Trade receivables, net	6	52
Other current assets	—	—
Total Assets	181	172
Total Liabilities	—	—
Maximum Exposure to Loss	$30	$23
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

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Biotechnology VIEs
	As of May 31,	As of Aug. 31,
(Dollars in millions)	2013	2012
Property, plant and equipment, net	$4	$5
Other intangible assets, net	14	14
Total Non-Current Assets	18	19
Total Liabilities	—	—
Maximum Exposure to Loss	$—	$—
In June 2013, Monsanto acquired 100 percent of the outstanding stock of GrassRoots Biotechnology, Inc. As of May 31, 2013, and Aug. 31, 2012, GrassRoots Biotechnology, Inc. was deemed to be a non-consolidated VIE. See Note 3 - Business Combinations - for further information.

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
There were no additional charges incurred for the three and nine months ended May 31, 2013, and May 31, 2012. The following table displays the cumulative pretax charges of $723 million under the 2009 Restructuring Plan.

	Cumulative Amount through May 31, 2013
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
There was no restructuring liability as of May 31, 2013, and Aug. 31, 2012.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 7.	RECEIVABLES
Trade receivables on the Statements of Consolidated Financial Position are net of allowances of $69 million and $64 million as of May 31, 2013, and Aug. 31, 2012, respectively.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $141 million and $156 million with a corresponding allowance for credit losses on these receivables of $133 million and $141 million as of May 31, 2013, and Aug. 31, 2012, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2011	$213
Incremental Provision	3
Recoveries	(14)
Write-offs	(54)
Other(1)	(7)
Balance as of Aug. 31, 2012	$141
Incremental Provision	2
Recoveries	(5)
Write-offs	(6)
Other(1)	1
Balance as of May 31, 2013	$133
(1)Includes reclassifications from current receivables and foreign currency translation adjustments.
In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $234 million and $361 million as of May 31, 2013, and Aug. 31, 2012, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 8.	INVENTORY
Components of inventory are:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2013	2012
Finished Goods	$1,189	$1,050
Goods In Process	1,480	1,537
Raw Materials and Supplies	378	395
Inventory at FIFO Cost	3,047	2,982
Excess of FIFO over LIFO Cost	(163)	(143)
Total	$2,884	$2,839

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2013, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2012	$3,378	$57	$3,435
Acquisition activity (see Note 3)	78	—	78
Effect of foreign currency translation adjustments	—	(3)	(3)
Balance as of May 31, 2013	$3,456	$54	$3,510
Goodwill increased during the nine months ended May 31, 2013, due to the acquisitions of Agradis and Rosetta Green. See Note 3 - Business Combinations - for further information. The fiscal year 2013 annual goodwill impairment test was performed as of March 1, 2013, and no goodwill impairment existed as of that date. There were no events or circumstances indicating that goodwill might be impaired as of May 31, 2013.
Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2013			As of Aug. 31, 2012
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,111	$(710)	$401	$1,144	$(707)	$437
Acquired Intellectual Property	1,093	(785)	308	1,085	(771)	314
Trademarks	342	(128)	214	348	(124)	224
Customer Relationships	305	(173)	132	285	(152)	133
Other	160	(90)	70	168	(87)	81
Total Other Intangible Assets, Finite Lives	$3,011	$(1,886)	$1,125	$3,030	$(1,841)	$1,189
In Process Research & Development, Indefinite Lives	100	—	100	48	—	48
Total Other Intangible Assets	$3,111	$(1,886)	$1,225	$3,078	$(1,841)	$1,237
The increase in the carrying amount of total other intangible assets during the nine months ended May 31, 2013, is primarily related to the acquisitions of Agradis and Rosetta Green. Total amortization expense of other intangible assets was $28 million and $25 million in third quarter of fiscal years 2013 and 2012, respectively. Total amortization expense of other intangible assets was $87 million and $101 million for the nine months ended May 31, 2013, and May 31, 2012, respectively. The estimated intangible asset amortization expense for fiscal year 2013 through fiscal year 2017 is as follows:

(Dollars in millions)	Amount
2013	$113
2014	125
2015	121
2016	121
2017	107

NOTE 10.	INVESTMENTS AND EQUITY AFFILIATES
Investments
As of May 31, 2013, and Aug. 31, 2012, Monsanto has short-term investments outstanding of $143 million and $302 million, respectively. The investments at May 31, 2013, and Aug. 31, 2012, are comprised of commercial paper with original maturities of one year or less. The investments at Aug. 31, 2012, also included treasury bills with original maturities one year or less. See Note 14 — Fair Value Measurements.
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of May 31, 2013, and Aug. 31, 2012, these long-term equity securities are recorded in other assets in the Statements of Consolidated Financial

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Position at a fair value of $21 million and $35 million, respectively. Net unrealized gain (net of deferred taxes) of $6 million and $5 million is included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of May 31, 2013, and Aug. 31, 2012, respectively. For both the three and nine month periods ended May 31, 2013, no significant impairments were recorded. Monsanto recorded an impairment of $7 million related to a long-term equity investment for the three and nine month periods ended May 31, 2012.
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of May 31, 2013, and Aug. 31, 2012, these investments were recorded at $85 million and $70 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. For both the three and nine month periods ended May 31, 2013, and May 31, 2012, no impairments were recorded.
Equity Affiliates
Monsanto owns a 19 percent interest in a seed supplier that produces, conditions and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of May 31, 2013, and Aug. 31, 2012, this investment is recorded in other assets in the Statements of Consolidated Financial Position at $76 million and $70 million, respectively. Monsanto purchased $19 million and $215 million of inventory from the seed supplier for the three and nine months ended May 31, 2013, respectively, and $47 million and $177 million for the three and nine months ended May 31, 2012, respectively. There were sales of inventory to the seed supplier of $13 million for both the three and nine months ended May 31, 2013, and $10 million for both the three and nine months ended May 31, 2012. As of May 31, 2013, and Aug. 31, 2012, there were no amounts payable to the seed supplier. As of May 31, 2013, there were no prepayments. As of Aug. 31, 2012, there were prepayments of $13 million included in other current assets in the Statement of Consolidated Financial Position for inventory that was delivered in fiscal year 2013.

NOTE 11.	DEFERRED REVENUE
In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded for each of the three months ended May 31, 2013, and May 31, 2012, and revenue of $60 million was recorded for each of the nine months ended May 31, 2013, and May 31, 2012. As of May 31, 2013, and Aug. 31, 2012, the remaining receivable balance is $229 million and $313 million, respectively. The majority of this balance is included in long-term receivables on the Statements of Consolidated Financial Position, and the current portion is included in trade receivables. As of May 31, 2013, and Aug. 31, 2012, the remaining deferred revenue balance is $179 million and $238 million, respectively, of which $79 million is included in current deferred revenue in both periods. The interest income recorded on this receivable is $2 million for each of the three months ended May 31, 2013, and May 31, 2012. Interest income recorded on this receivable is $5 million and $7 million for the nine months ended May 31, 2013, and May 31, 2012, respectively.
In 2008, Monsanto and Syngenta entered into a Genuity Roundup Ready 2 Yield Soybean License Agreement, which grants Syngenta access to Monsanto’s Genuity Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $9 million and $2 million related to this agreement was recorded for the three months ended May 31, 2013, and May 31, 2012, respectively, and revenue of $21 million and $6 million was recorded for the nine months ended May 31, 2013, and May 31, 2012, respectively. As of May 31, 2013, and Aug. 31, 2012, the remaining receivable balance is $58 million and $67 million, respectively. The majority of this balance is included in long-term receivables on the Statements of Consolidated Financial Position and the current portion is included in trade receivables. As of May 31, 2013, and Aug. 31, 2012, the remaining deferred revenue balance is $36 million and $56 million, respectively, of which $21 million and $12 million, respectively, is included in current deferred revenue.

NOTE 12.	INCOME TAXES
Monsanto recorded a tax benefit of $140 million in the first nine months of 2013 primarily as a result of the favorable resolution of tax matters, a capital loss from a deemed liquidation of a subsidiary and the retroactive extension of the research and development credit pursuant to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

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
In July 2012, Monsanto issued $250 million of 2.20% Senior Notes which are due on July 15, 2022, (2022 Senior Notes) and $250 million of 3.60% Senior Notes which are due on July 15, 2042, (2042 Senior Notes). Both were issued under the 2011 shelf registration.
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
The fair value of the total short-term debt was $169 million and $36 million as of May 31, 2013, and Aug. 31, 2012, respectively. The fair value of the total long-term debt was $2,327 million and $2,411 million as of May 31, 2013, and Aug. 31, 2012, respectively.

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
The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2013, and Aug. 31, 2012. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at May 31, 2013, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Net Balance
Assets at Fair Value:
Cash equivalents	$2,429	$—	$—	$—	$2,429
Short-term investments	143	—	—	—	143
Equity securities	21	—	—	—	21
Derivative assets related to:
Foreign currency	—	13	—	—	13
Commodity contracts	21	9	—	(21)	9
Total Assets at Fair Value	$2,614	$22	$—	$(21)	$2,615
Liabilities at Fair Value:
Contingent consideration	$—	$—	$40	$—	$40
Derivative liabilities related to:
Foreign currency	—	10	—	—	10
Commodity contracts	35	23	—	(34)	24
Total Liabilities at Fair Value	$35	$33	$40	$(34)	$74
Liabilities Not Recorded at Fair Value:
Short-term debt instruments(2)	$—	$169	$—	$—	$169
Long-term debt instruments(2)	—	2,327	—	—	2,327
Total Liabilities Not Recorded at Fair Value	$—	$2,496	$—	$—	$2,496
Total Liabilities Recorded and Not Recorded at Fair Value	$35	$2,529	$40	$(34)	$2,570

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

(2)
Short-term and long-term debt instruments are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2012, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset (1)	Net Balance
Assets at Fair Value:
Cash equivalents	$2,787	$—	$—	$—	$2,787
Short-term investments	302	—	—	—	302
Equity securities	35	—	—	—	35
Derivative assets related to:
Foreign currency	—	11	—	—	11
Commodity contracts	86	23	—	(85)	24
Total Assets at Fair Value	$3,210	$34	$—	$(85)	$3,159
Liabilities at Fair Value:
Contingent consideration	$—	$—	$39	$—	$39
Derivative liabilities related to:
Foreign currency	—	7	—	—	7
Commodity contracts	7	22	—	(7)	22
Total Liabilities at Fair Value:	$7	$29	$39	$(7)	$68
Liabilities Not Recorded at Fair Value:
Short-term debt instrument(2)	$—	$36	$—	$—	$36
Long-term debt instruments(2)	—	2,411	—	—	2,411
Total Liabilities Not Recorded at Fair Value	$—	$2,447	$—	$—	$2,447
Total Liabilities Recorded and Not Recorded at Fair Value	$7	$2,476	$39	$(7)	$2,515

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

(2)
Short-term and long-term debt instruments are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

The company’s derivative contracts are measured at fair value, including forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and over the counter (OTC) instruments related primarily to agricultural commodities, energy and raw materials, interest rates, and foreign currencies. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified as Level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets. When observable inputs are available for substantially the full term of the contract, it is classified as Level 2. Based on historical experience with the company’s suppliers and customers, the company’s own credit risk and knowledge of current market conditions, the company does not view nonperformance risk to be a significant input to the fair value for the majority of its forward commodity purchase and sale contracts. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the Statements of Consolidated Financial Position as a component of accumulated other comprehensive loss until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur. Changes in the fair value of derivatives are recognized in the Statements of Consolidated Operation as a component of net sales, cost of goods sold and other expense, net.
The company’s short-term investments are comprised of commercial paper. The company’s equity securities are comprised of publicly traded equity investments. Commercial paper and publicly traded equity investments are valued using quoted market prices and are classified as Level 1.
The fair value of short-term and long-term debt was determined based on current market yields for our debt traded in the secondary market.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The company’s contingent consideration relates to the Precision Planting acquisition and is measured at fair value using a combination of the probability weighted method and the income approach using market price of risk. This fair value amount is reflected as a component of miscellaneous short-term accruals in the Statements of Consolidated Financial Position. See Note 3 — Business Combinations — for purchase accounting information. The fair value is principally based on unobservable inputs (a Level 3 measurement) consisting mainly of the amount of future cash flows adjusted for probabilities associated with meeting certain operational and financial milestones and discounted at the appropriate market rate. A change in significant unobservable inputs of 10 percent would not result in a change in the fair value of the contingent consideration and the fair value recorded represents the maximum target of $40 million. Changes in the fair value of contingent consideration during the nine month period ended May 31, 2013, were recognized in the Statements of Consolidated Operations as a component of selling, general and administrative expenses.
For the three and nine month periods ended May 31, 2013, and May 31, 2012, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of May 31, 2013, and Aug. 31, 2012. The following table summarizes the change in fair value of the Level 3 liability for the nine months ended May 31, 2013.

(Dollars in millions)	Contingent Consideration
Balance Aug. 31, 2012	$39
Loss included in earnings	1
Balance May 31, 2013	$40
There were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and nine months ended May 31, 2013.
There were no measurements of liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and nine months ended May 31, 2012. Measurements of assets at fair value on a nonrecurring basis subsequent to their initial recognition during the three and nine months ended May 31, 2012, were as follows:
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
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of May 31, 2013, and Aug. 31, 2012.
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

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 15 months for foreign currency hedges and 39 months for commodity hedges. During the next 12 months, a pretax net gain of approximately $20 million is expected to be reclassified from accumulated other comprehensive loss into earnings. During the three and nine months ended May 31, 2012, a pretax loss of $2 million was reclassified into earnings as a result of the discontinuance of certain cash flow hedges because it was no longer probable that the forecasted transaction would occur by the end of the originally specified time period. No cash flow hedges were discontinued during the three and nine months ended May 31, 2013.
Fair Value Hedges
The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three and nine months ended May 31, 2013, and May 31, 2012.
Derivatives Not Designated as Hedging Instruments
The company uses foreign currency contracts to hedge the effects of fluctuations in exchange rates on foreign currency denominated third-party and intercompany receivables and payables. Both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The company uses commodity option contracts to hedge anticipated cash payments to growers in the United States, Mexico and Brazil, which can fluctuate with changes in commodity price. Because these option contracts do not meet the provisions specified by the Derivatives and Hedging topic of the ASC, they do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of May 31, 2013, and Aug. 31, 2012, were as follows:

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2013	2012
Derivatives Designated as Hedges:
Foreign exchange contracts	$242	$397
Commodity contracts	1,104	590
Total Derivatives Designated as Hedges	$1,346	$987
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,216	$949
Commodity contracts	506	357
Interest rate contracts	156	161
Total Derivatives Not Designated as Hedges	$1,878	$1,467

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The fair values of the company’s derivative instruments outstanding as of May 31, 2013, and Aug. 31, 2012, were as follows:

	Balance Sheet Location	Fair Value
		As of May 31,	As of Aug. 31,
(Dollars in millions)		2013	2012
Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$5	$6
Foreign exchange contracts	Other assets	1	—
Commodity contracts	Other current assets(1)	15	70
Commodity contracts	Other assets(1)	6	16
Total derivatives designated as hedges		27	92
Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	7	5
Commodity contracts	Trade receivables, net	1	12
Commodity contracts	Miscellaneous receivables	6	7
Commodity contracts	Other current assets(1)	2	4
Total derivatives not designated as hedges		16	28
Total Asset Derivatives		$43	$120
Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$—	$3
Commodity contracts	Other current assets(1)	32	—
Commodity contracts	Miscellaneous short-term accruals	8	7
Commodity contracts	Other liabilities	3	3
Total derivatives designated as hedges		43	13
Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	10	4
Commodity contracts	Trade receivables, net(1)	7	6
Commodity contracts	Other current assets(1)	6	6
Commodity contracts	Miscellaneous short-term accruals	2	7
Total derivatives not designated as hedges		25	23
Total Liability Derivatives		$68	$36

(1)
As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position. See Note 14 — Fair Value Measurements — for a reconciliation to amounts reported in the Statements of Consolidated Financial Position as of May 31, 2013, and Aug. 31, 2012.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(10)	$(2)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$—	$5	1	(2)	Net sales
Foreign exchange contracts	3	11	1	1	Cost of goods sold
Commodity contracts	41	(60)	55	18	Cost of goods sold
Interest rate contracts	—	(32)	(3)	(2)	Interest expense
Total Derivatives Designated as Hedges	44	(76)	44	13
Derivatives Not Designated as Hedges:
Foreign exchange contracts(5)			8	(29)	Other expense, net
Commodity contracts			(2)	3	Net sales
Commodity contracts			(4)	(7)	Cost of goods sold
Total Derivatives Not Designated as Hedges			2	(33)
Total Derivatives	$44	$(76)	$46	$(20)

(1)	Accumulated other comprehensive income (loss) (AOCI).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)
Gain on commodity cash flow hedges includes a loss of $1 million and a gain of less than $1 million from ineffectiveness for the three months ended May 31, 2013, and May 31, 2012, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended May 31, 2013, and May 31, 2012. Additionally, the gain on commodity cash flow hedges includes a loss from discontinued hedges of $2 million for the three months ended May 31, 2012.

(4)
Loss on commodity fair value hedges is offset by a gain of $5 million and includes a loss of $2 million on the underlying hedged inventory for the three months ended May 31, 2013, and May 31, 2012, respectively. A loss of $6 million and $4 million was included in cost of goods sold due to ineffectiveness during the three months ended May 31, 2013, and May 31, 2012, respectively.

(5)
Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction loss of $21 million and a gain of $23 million during the three months ended May 31, 2013, and May 31, 2012, respectively.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCI (1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Nine Months Ended		Nine Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(10)	$(9)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$3	$5	(1)	(5)	Net sales
Foreign exchange contracts	—	18	3	2	Cost of goods sold
Commodity contracts	(59)	(144)	115	73	Cost of goods sold
Interest rate contracts	—	(73)	(9)	(6)	Interest expense
Total Derivatives Designated as Hedges	(56)	(194)	98	55
Derivatives Not Designated as Hedges:
Foreign exchange contracts(5)			38	(41)	Other expense, net
Commodity contracts			(9)	—	Net sales
Commodity contracts			(3)	(16)	Cost of goods sold
Total Derivatives Not Designated as Hedges			26	(57)
Total Derivatives	$(56)	$(194)	$124	$(2)

(1)	Accumulated other comprehensive income (loss) (AOCI).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)
Gain on commodity cash flow hedges includes a loss of $3 million and a gain of $1 million from ineffectiveness for the nine months ended May 31, 2013, and May 31, 2012, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the nine months ended May 31, 2013, and May 31, 2012. Additionally, the gain on commodity cash flow hedges includes a loss from discontinued hedges of $2 million for the nine months ended May 31, 2012.

(4)
Loss on commodity fair value hedges is offset by a gain of $1 million and $3 million on the underlying hedged inventory during the nine months ended May 31, 2013, and May 31, 2012, respectively. A loss of $10 million and $6 million was included in cost of goods sold due to ineffectiveness during the nine months ended May 31, 2013, and May 31, 2012, respectively.

(5)
Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction loss of $103 million and a gain of $29 million during the nine months ended May 31, 2013, and May 31, 2012, respectively.

Several of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $13 million as of May 31, 2013, and Aug. 31, 2012, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of May 31, 2013, and Aug. 31, 2012, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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
Most of Monsanto’s U.S. employees hired prior to July 8, 2012, are covered by noncontributory pension plans sponsored by the company. Effective July 8, 2012, the U.S. pension plan was closed to new entrants; there were no changes to the U.S. pension plan for eligible employees hired prior to that date. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits and health care and other postretirement benefits include the following components:

	Three Months Ended May 31, 2013			Three Months Ended May 31, 2012
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$17	$2	$19	$12	$2	$14
Interest Cost on Benefit Obligation	19	2	21	18	3	21
Assumed Return on Plan Assets	(34)	(3)	(37)	(26)	(3)	(29)
Amortization of Unrecognized Net Loss	18	2	20	13	1	14
Curtailment and Settlement Charge	—	1	1	—	2	2
Total Net Periodic Benefit Cost	$20	$4	$24	$17	$5	$22

	Nine Months Ended May 31, 2013			Nine Months Ended May 31, 2012
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$53	$7	$60	$46	$6	$52
Interest Cost on Benefit Obligation	59	6	65	70	9	79
Assumed Return on Plan Assets	(106)	(7)	(113)	(101)	(9)	(110)
Amortization of Unrecognized Net Loss	56	4	60	50	3	53
Curtailment and Settlement Charge	—	3	3	—	6	6
Total Net Periodic Benefit Cost	$62	$13	$75	$65	$15	$80

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Service Cost for Benefits Earned During the Period	$1	$2	$7	$7
Interest Cost on Benefit Obligation	1	2	4	7
Amortization of Unrecognized Net Gain	(1)	(1)	(4)	(5)
Total Net Periodic Benefit Cost	$1	$3	$7	$9
Monsanto contributed $36 million to its U.S. qualified plan in the nine month period ended May 31, 2013, and $40 million in the nine month period ended May 31, 2012. Monsanto contributed $12 million to plans outside the United States in the nine month period ended May 31, 2013, and $11 million in the nine month period ended May 31, 2012. As of May 31, 2013, management expects to make additional contributions of approximately $24 million and $4 million to the company’s pension plans in the United States and outside the United States, respectively, during the remainder of fiscal year 2013.
Employee Savings Plan
The Monsanto leveraged employee stock ownership plan debt was restructured in December 2004 and November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. As a result of these enhancements, a liability due to the Monsanto Savings and Investment Plan from the company of $19 million and $60 million was recorded as of May 31, 2013, and Aug. 31, 2012, respectively. As of May 31, 2013, the entire balance was considered short-term and is included in accrued compensation and benefits on the Statement of Consolidated Financial Position. As of Aug. 31, 2012, $56 million was considered short-term, while the remaining balance was considered long-term and is included in other liabilities on the Statement of Consolidated Financial Position.

NOTE 17.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and nine months ended May 31, 2013, and May 31, 2012. Stock-based compensation cost capitalized in inventory was $3 million and $6 million as of May 31, 2013, and Aug. 31, 2012, respectively.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Cost of Goods Sold	$2	$3	$9	$15
Selling, General and Administrative Expenses	19	20	52	63
Research and Development Expenses	5	7	15	23
Pre-Tax Stock-Based Compensation Expense	26	30	76	101
Income Tax Benefit	(9)	(10)	(26)	(34)
Net Stock-Based Compensation Expense	$17	$20	$50	$67

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table summarizes stock-based compensation activity for and as of the nine months ended May 31, 2013, for employees under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012 (2005 LTIP), and for directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan):

	2005 LTIP		Director Plan
	Stock Options	Restricted Stock Units	Deferred Stock	Restricted Stock
Granted	1,904,620	559,294	17,408	4,651
Weighted-average grant date fair value	$21.45	$88.57	$87.58	$96.06
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable	$48.7	$64.2	$0.4	$0.4
Remaining weighted-average period of expense recognition/requisite service periods in years	1.8	2.1	0.3	1.8

NOTE 18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss is as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2013	2012
Accumulated Foreign Currency Translation Adjustments	$(622)	$(602)
Net Unrealized Gain on Investments, Net of Tax	6	5
Net Accumulated Derivative (Loss) / Gain, Net of Tax	(73)	29
Postretirement Benefit Plan Activity, Net of Tax	(433)	(468)
Accumulated Other Comprehensive Loss	$(1,122)	$(1,036)

NOTE 19.	EARNINGS PER SHARE
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

	Three Months Ended		Nine Months Ended
(Shares in millions)	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Weighted-Average Number of Common Shares	534.1	532.9	534.5	534.2
Dilutive Potential Common Shares	5.9	5.9	6.2	6.0
Antidilutive Potential Common Shares	1.9	6.7	1.9	6.9
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	0.1	4.5	0.1	6.7

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 20.SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Nine Months Ended
(Dollars in millions)	May 31, 2013	May 31, 2012
Interest	$114	$112
Taxes	673	513

NOTE 21.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia, Inc. is a party but that we manage and for which we are responsible. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $278 million and $270 million as of May 31, 2013, and Aug. 31, 2012, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012.
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

•
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2012, and Feb. 28, 2013, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. After the trial for the Bibb medical monitoring class action began on Jan. 3, 2012, the parties reached a settlement in principle as to both the medical monitoring and the property class claims. The proposed settlement provides for a 30 year medical monitoring program consisting of a primary fund of up to $21 million and an additional fund of up to $63 million over the life of the program, and a three year property remediation plan with funding up to $9 million. On Feb. 24, 2012, the court preliminarily approved the parties’ proposed settlement. A fairness hearing was held June 18, 2012, resulting in the trial court's final approval of the settlement, however, that final approval has been appealed by two objectors to the West Virginia Supreme Court of Appeals.

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

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
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

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net Sales(1)
Corn seed and traits	$1,559	$1,515	$5,978	$5,226
Soybean seed and traits	658	698	1,566	1,629
Cotton seed and traits	385	490	630	750
Vegetable seeds	216	195	571	567
All other crops seeds and traits	236	230	410	414
Total Seeds and Genomics	$3,054	$3,128	$9,155	$8,586
Agricultural productivity	1,194	1,091	3,504	2,820
Total Agricultural Productivity	$1,194	$1,091	$3,504	$2,820
Total	$4,248	$4,219	$12,659	$11,406

Gross Profit
Corn seed and traits	$859	$927	$3,628	$3,305
Soybean seed and traits	398	463	911	1,079
Cotton seed and traits	295	385	466	567
Vegetable seeds	93	94	282	260
All other crops seeds and traits	170	152	252	217
Total Seeds and Genomics	$1,815	$2,021	$5,539	$5,428
Agricultural productivity	447	342	1,190	736
Total Agricultural Productivity	$447	$342	$1,190	$736
Total	$2,262	$2,363	$6,729	$6,164

EBIT(2)(3)
Seeds and Genomics	$920	$1,111	$2,980	$2,957
Agricultural Productivity	284	190	810	354
Total	$1,204	$1,301	$3,790	$3,311

Depreciation and Amortization Expense
Seeds and Genomics	$123	$127	$369	$382
Agricultural Productivity	29	28	88	84
Total	$152	$155	$457	$466

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(3)
Agricultural Productivity EBIT includes income from operations of discontinued businesses of $17 million for the nine months ended May 31, 2013. Agricultural Productivity EBIT includes a loss from operations of discontinued businesses of $3 million for the three months ended May 31, 2012, and income from operations of discontinued businesses of $8 million for the nine months ended May 31, 2012.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income for each period follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
EBIT(1)	$1,204	$1,301	$3,790	$3,311
Interest Expense — Net	18	18	54	80
Income Tax Provision(2)	277	346	1,005	957
Net Income Attributable to Monsanto Company	$909	$937	$2,731	$2,274

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interests.

(2)	Includes the income tax benefit on noncontrolling interest and the income tax provision (benefit) on discontinued operations.

NOTE 23.	SUBSEQUENT EVENTS
On June 6, 2013, the board of directors declared a quarterly dividend on its common shares of 37.5 cents per share. The dividend is payable on July 26, 2013, to shareholders of record on July 5, 2013. The board of directors also authorized a new share repurchase program, effective July 1, 2013, for up to $2 billion of the company's common stock over a three-year period.
Other subsequent events are described in Note 3 — Business Combinations and Note 5 — Variable Interest Entities.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Background
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products and herbicides provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2012. Financial information for the first nine months of fiscal year 2013 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
Non-GAAP Financial Measures
MD&A includes financial information prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as well as two other financial measures, EBIT and free cash flow, that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIT and free cash flow information is intended to supplement investors’ understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies’ EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position, or comprehensive income (loss), as determined in accordance with GAAP.
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 22 — Segment Information — for a reconciliation of EBIT to net income (loss) for the three and nine months ended May 31, 2013, and May 31, 2012.
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

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

Executive Summary
Consolidated Operating Results — Net sales increased $29 million in the three-month comparison and $1,253 million, or 11 percent, in the nine-month comparison. The primary contributor to the increase in the first nine months of 2013 is both our global corn business and our Roundup and other glyphosate-based herbicides businesses. In both of these businesses we have achieved pricing and volume benefits. Net income attributable to Monsanto Company in the first nine months of 2013 was $5.05 per share, compared with $4.21 per share in the first nine months of 2012.
Financial Condition, Liquidity and Capital Resources — In the first nine months of 2013, net cash provided by operating activities was $786 million, compared with $853 million in the first nine months of 2012. Net cash required by investing activities was $387 million in the first nine months of 2013 compared with $542 million in the first nine months of 2012. Free cash flow was $399 million in the first nine months of 2013 compared with $311 million in the first nine months of 2012. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity, and Capital Resources" section in this MD&A.
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

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
(Dollars in millions, except per share amounts)	May 31, 2013	May 31, 2012	Change	May 31, 2013	May 31, 2012	Change
Net Sales	$4,248	$4,219	1%	$12,659	$11,406	11%
Cost of goods sold	1,986	1,856	7%	5,930	5,242	13%
Gross Profit	2,262	2,363	(4)%	6,729	6,164	9%
Operating Expenses:
Selling, general and administrative expenses	632	638	(1)%	1,773	1,681	5%
Research and development expenses	392	375	5%	1,097	1,079	2%
Total Operating Expenses	1,024	1,013	1%	2,870	2,760	4%
Income from Operations	1,238	1,350	(8)%	3,859	3,404	13%
Interest expense	37	39	(5)%	123	139	(12)%
Interest income	(19)	(21)	(10)%	(69)	(59)	17%
Other (income) expense, net	(4)	3	NM	35	46	(24)%
Income from Continuing Operations Before Income Taxes	1,224	1,329	(8)%	3,770	3,278	15%
Income tax provision	292	361	(19)%	1,017	971	5%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	932	968	(4)%	2,753	2,307	19%
Discontinued Operations:
Income (loss) from operations of discontinued businesses	—	(3)	NM	17	8	NM
Income tax provision (benefit)	—	(1)	NM	6	3	NM
Income (loss) from Discontinued Operations	—	(2)	NM	11	5	NM
Net Income	$932	$966	(4)%	$2,764	$2,312	20%
Less: Net income attributable to noncontrolling interest	23	29	NM	33	38	NM
Net Income Attributable to Monsanto Company	$909	$937	(3)%	$2,731	$2,274	20%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.68	$1.74	(3)%	$5.03	$4.20	20%
Income from discontinued operations	—	—	NM	0.02	0.01	NM
Net Income Attributable to Monsanto Company	$1.68	$1.74	(3)%	$5.05	$4.21	20%
NM = Not Meaningful

Effective Tax Rate	24%	27%		27%	30%

Comparison as a Percent of Net Sales:
Cost of Goods Sold	47%	44%		47%	46%
Gross Profit	53%	56%		53%	54%
Selling, general and administrative expenses	15%	15%		14%	15%
Research and development expenses	9%	9%		9%	9%
Total operating expenses	24%	24%		23%	24%
Income from continuing operations before income taxes	29%	32%		30%	29%
Net income attributable to Monsanto Company	21%	22%		22%	20%

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

Third Quarter Fiscal Year 2013
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:
Net sales remained flat in third quarter 2013 from the same quarter a year ago. Our Seeds and Genomics segment net sales decreased 2 percent, and our Agricultural Productivity segment net sales increased 9 percent. The following table presents the percentage changes in third quarter 2013 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price and currency had on these percentage changes:

	Third Quarter 2013 Percentage Change in Net Sales vs. Third Quarter 2012
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(3)%	1%	—%	(2)%
Agricultural Productivity Segment	—%	11%	(2)%	9%
Total Monsanto Company	(2)%	4%	(1)%	1%
Cost of goods sold for the total company increased $130 million in the three-month comparison. Cost of goods sold as a percent of net sales for the total company increased 3 percentage points to 47 percent. The following table represents the percentage changes in third quarter 2013 worldwide cost of goods sold by segment compared with cost of goods sold in the prior-year quarter, including the effect volume, input costs and currency had on these percentage changes:

	Third Quarter 2013 Percentage Change in Cost of Goods Sold vs. Third Quarter 2012
	Volume	Input Costs	Currency	Total
Seeds and Genomics Segment	1%	11%	—%	12%
Agricultural Productivity Segment	2%	—%	(2)%	—%
Total Monsanto Company	1%	7%	(1)%	7%
Gross profit decreased $101 million in the three-month comparison. Gross profit as a percent of net sales for the total company decreased 3 percentage points to 53 percent in the third quarter 2013.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $11 million in the third quarter 2013 compared to the prior-year comparable quarter. As a percent of net sales, selling, general and administrative (SG&A) expenses remained flat at 15 percent, and R&D expenses remained flat at 9 percent.
Income tax provision was $292 million in third quarter 2013, a decrease of $69 million from the prior-year quarter, primarily as a result of the decrease in pretax income and a higher discrete tax benefit. The effective tax rate decreased to 24 percent from 27 percent in third quarter 2012. We recorded a discrete tax benefit of $93 million during third quarter 2013. The majority of this benefit resulted from the favorable resolution of tax matters, including legacy matters of $11 million. Third quarter 2012 included several discrete tax adjustments resulting in a tax benefit of $68 million. The majority of this benefit resulted from the favorable resolution of tax matters, including legacy matters of $62 million, and the expiration of statutes in various jurisdictions, partially offset by deferred tax adjustments. Without the discrete items, our effective tax rate for third quarter 2013 would still have been lower than the 2012 rate primarily due to the extension of the R&D credit pursuant to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

First Nine Months of Fiscal Year 2013
The following explanations discuss the significant components of our results of operations that affected the nine-month comparison of our first nine months of fiscal years 2013 and 2012 income from continuing operations:
Net sales increased 11 percent in the first nine months of 2013 from the same period a year ago. Our Seeds and Genomics segment net sales increased 7 percent, and our Agricultural Productivity segment net sales increased 24 percent. The following table presents the percentage changes in the first nine months of 2013 worldwide net sales by segment compared with net sales in the prior-year first nine months, including the effect volume, price and currency had on these percentage changes:

	First Nine Months 2013 Percentage Change in Net Sales vs. First Nine Months 2012
	Volume	Price	Currency	Total
Seeds and Genomics Segment	3%	5%	(1)%	7%
Agricultural Productivity Segment	11%	17%	(4)%	24%
Total Monsanto Company	5%	8%	(2)%	11%
Cost of goods sold increased $688 million in the first nine months of 2013 from the same period a year ago. Cost of goods sold as a percent of net sales for the total company increased 1 percentage point to 47 percent. The following table represents the percentage changes in the first nine months of 2013 worldwide cost of goods sold by segment compared with cost of goods sold in the prior-year first nine months, including the effect volume, input costs and currency had on these percentage changes:

	First Nine Months 2013 Percentage Change in Cost of Goods Sold vs. First Nine Months 2012
	Volume	Input Costs	Currency	Total
Seeds and Genomics Segment	5%	12%	(2)%	15%
Agricultural Productivity Segment	9%	5%	(3)%	11%
Total Monsanto Company	6%	9%	(2)%	13%
Gross profit increased $565 million in the first nine months of 2013. Gross profit as a percent of net sales for the total company decreased 1 percentage point to 53 percent in the first nine months of 2013.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased 4 percent, or $110 million, in the first nine months of 2013 from the prior-year comparable period. In the nine-month comparison, SG&A expenses increased 5 percent primarily because of higher spending for commissions, marketing and administrative functions. R&D expenses increased 2 percent from the prior-year comparable period due to increased investment in our product pipeline. As a percent of net sales, SG&A expenses decreased 1 percentage point to 14 percent, and R&D expenses remained flat at 9 percent.
Other expense, net decreased $11 million in the first nine months of 2013 compared to the prior-year comparable period due to a legal settlement that was recorded in the prior year, offset by foreign currency activity.
Income tax provision was $1,017 million in the first nine months of 2013, an increase of $46 million from the prior-year comparable period, primarily as a result of the increase in pretax income from continuing operations, offset by a higher discrete tax benefit. The effective tax rate decreased to 27 percent from 30 percent in the prior period. The first nine months of 2013 included several discrete tax adjustments resulting in a tax benefit of $140 million. The majority of this benefit resulted from the favorable resolution of tax matters, including legacy matters of $11 million, a capital loss from a deemed liquidation of a subsidiary and the retroactive extension of the R&D credit pursuant to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013. The first nine months of 2012 included several discrete tax adjustments resulting in a tax benefit of $65 million. The majority of this benefit resulted from the favorable resolution of tax matters, including legacy matters of $62 million, and the expiration of statutes in various jurisdictions, partially offset by deferred tax adjustments and tax reserves established in multiple jurisdictions. Without the discrete items, our effective tax rate for the first nine months of 2013 would still have been lower than the 2012 rate primarily due to the extension of the R&D credit.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Nine Months Ended
(Dollars in millions)	May 31, 2013	May 31, 2012	Change	May 31, 2013	May 31, 2012	Change
Net Sales
Corn seed and traits	$1,559	$1,515	3%	$5,978	$5,226	14%
Soybean seed and traits	658	698	(6)%	1,566	1,629	(4)%
Cotton seed and traits	385	490	(21)%	630	750	(16)%
Vegetable seeds	216	195	11%	571	567	1%
All other crops seeds and traits	236	230	3%	410	414	(1)%
Total Net Sales	$3,054	$3,128	(2)%	$9,155	$8,586	7%
Gross Profit
Corn seed and traits	$859	$927	(7)%	$3,628	$3,305	10%
Soybean seed and traits	398	463	(14)%	911	1,079	(16)%
Cotton seed and traits	295	385	(23)%	466	567	(18)%
Vegetable seeds	93	94	(1)%	282	260	8%
All other crops seeds and traits	170	152	12%	252	217	16%
Total Gross Profit	$1,815	$2,021	(10)%	$5,539	$5,428	2%
EBIT(1)	$920	$1,111	(17)%	$2,980	$2,957	1%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2013
The net sales decrease of $40 million in soybean seed and traits was primarily driven by the reduction in revenue in Brazil due to decreased collections of Roundup Ready royalties partially offset by increases in pricing in the United States from improved germplasm and trait mix.
The net sales decrease of $105 million in cotton seed and traits is the result of lower planted acres in the United States primarily due to decreased cotton commodity prices as well as lower volumes in India.
The net sales increase of $21 million in vegetables seeds was primarily driven by higher tomato sales in Europe, Mexico and China.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $132 million, or 12 percent, to $1,239 million in the third quarter 2013 compared to $1,107 million in the third quarter 2012. The increase was primarily the result of higher plant processing and field costs, driven by lower production yields and higher winter production resulting from drought conditions in the summer of 2012, commodity prices, and inflation.
Gross profit as a percent of sales for this segment decreased 6 percentage points to 59 percent in the quarter-over-quarter comparison. Gross profit decreased $206 million in the third quarter 2013.
Gross profit for corn seed and traits decreased 7 percent compared to a 3 percent increase in net sales. This decrease is the result of increased manufacturing costs as discussed above.
Gross profit for vegetable seeds decreased 1 percent despite the 11 percent increase in net sales. This decrease is primarily the result of an increase in inventory obsolescence.
Seeds and Genomics Financial Performance — First Nine Months Fiscal Year 2013
The net sales increase of $752 million in corn seed and traits was primarily driven by an increase in the United States, Europe, Brazil, Mexico, South Africa and Argentina. In the United States, Argentina, South Africa and Brazil prices were higher due to improved germplasm and trait mix. Increases in pricing in Europe and Mexico were driven by germplasm mix. Volumes were higher as the result of share growth in South Africa, Europe, Argentina and Mexico as well as larger planted areas in Mexico and Brazil. The larger planted areas in Mexico was the result of area recovery from the drought. The larger planted areas in Brazil was due to a larger second-season corn crop this year due to the late season beneficial weather conditions that have been experienced.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

The net sales decrease of $63 million in soybean seed and traits was primarily driven by the reduction in revenue in Brazil due to decreased collections of Roundup Ready royalties partially offset by increases in pricing in the United States from improved germplasm and trait mix.
The net sales decrease of $120 million in cotton seed and traits is the result of lower planted acres in the United States primarily due to decreased cotton commodity prices as well as lower volumes in India.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $458 million, or 15 percent, to $3,616 million in the first nine months of 2013 compared to $3,158 million in the first nine months of 2012. The increase was primarily the result of higher plant processing and field costs, driven by lower production yields and higher winter production resulting from drought conditions in the summer of 2012, commodity prices and inflation. Also contributing to this increase was higher sales volume as noted in the net sales discussion above.
Gross profit as a percent of sales for this segment decreased 2 percentage points to 61 percent and increased $111 million in the first nine months of 2013.
Gross profit for soybean seed and traits decreased 16 percent compared to the 4 percent decrease in net sales for soybean seed and traits. This additional decrease in gross profit over the net sales decrease is the result of a reduction in revenue in Brazil due to decreased collections of Roundup Ready royalties and increased manufacturing costs in the United States due to higher production and additional treatment costs, and higher commodity prices.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Nine Months Ended
(Dollars in millions)	May 31, 2013	May 31, 2012	Change	May 31, 2013	May 31, 2012	Change
Net Sales
Agricultural productivity	$1,194	$1,091	9%	$3,504	$2,820	24%
Total Net Sales	$1,194	$1,091	9%	$3,504	$2,820	24%
Gross Profit
Agricultural productivity	$447	$342	31%	$1,190	$736	62%
Total Gross Profit	$447	$342	31%	$1,190	$736	62%
EBIT(1)	$284	$190	49%	$810	$354	129%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2013
Net sales in our Agricultural Productivity segment increased $103 million in the three-month period primarily from increased average net selling prices of Roundup and other glyphosate-based herbicides in all markets.
Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased to $747 million compared to $749 million in the third quarter 2012.
The net sales and cost of goods sold discussed throughout this section resulted in $105 million higher gross profit in the third quarter 2013. Gross profit as a percent of sales for the Agricultural Productivity segment increased 6 percentage points to 37 percent in the third quarter 2013 primarily due to the increased average net selling price discussed above.
Agricultural Productivity Financial Performance — First Nine Months Fiscal Year 2013
Net sales in our Agricultural Productivity segment increased $684 million in the nine-month period from increased average net selling prices of Roundup and other glyphosate-based herbicides in all markets. In addition, sales volumes of Roundup and other glyphosate-based herbicides increased 17 percent in the first nine months of 2013 from the first nine months of 2012 primarily from increased demand for our products in the United States and Brazil due to increased market size.
Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $230 million, or 11 percent, in the first nine months of 2013 to $2,314 million compared to $2,084 million in the first nine months of 2012. The increase was primarily the result of increased volume for Roundup and other glyphosate-based herbicides.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

The net sales and cost of goods sold discussed throughout this section resulted in $454 million higher gross profit in the first nine months of 2013. Gross profit as a percent of sales for the Agricultural Productivity segment increased 8 percentage points to 34 percent in the first nine months of 2013 primarily due to the increased average net selling price discussed above.

RESTRUCTURING
In the first nine-months of fiscal year 2013, we did not record any charges relating to our 2009 Restructuring Plan (the Plan). The Plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments were made in fiscal year 2012. The cumulative pretax charges under the Plan were $723 million through May 31, 2013.
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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of		As of Aug. 31,
(Dollars in millions, except current ratio)	May 31, 2013	May 31, 2012	2012
Cash and Cash Equivalents(1)	$2,921	$1,716	$3,283
Trade Receivables, Net(1)	3,610	3,727	1,897
Inventory, Net	2,884	2,514	2,839
Other Current Assets(1)(2)	1,726	1,826	1,639
Total Current Assets	$11,141	$9,783	$9,658
Short-Term Debt, including current portion of long-term debt	$169	$634	$36
Accounts Payable	745	584	794
Accrued Liabilities(3)	2,900	3,064	3,391
Total Current Liabilities	$3,814	$4,282	$4,221
Working Capital(4)	$7,327	$5,501	$5,437
Current Ratio(4)	2.92:1	2.28:1	2.29:1

(1)	May include restrictions as a result of our variable interest entity. See the Statements of Consolidated Financial Position and Note 5 — Variable Interest Entities — for more information.

(2)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

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
May 31, 2013, compared with Aug. 31, 2012: Working capital increased $1,890 million, or 35 percent, between Aug. 31, 2012, and May 31, 2013, primarily because of the following factors:

•
Trade receivables increased $1,713 million due to normal ongoing sales activity because of the seasonality of our business, specifically in our Seeds and Genomics segment, primarily a function of the purchasing and growing patterns in North America.

•	Accrued marketing programs decreased $518 million primarily as a result of the timing of payments related to our U.S. programs due to seasonality of the programs.
These increases to working capital between May 31, 2013, and Aug. 31, 2012, were partially offset by the following factor:

•	Income taxes payable increased $322 million primarily due to the seasonality of U.S. results coupled with the timing of U.S. income tax payments.
May 31, 2013, compared with May 31, 2012: Working capital increased $1,826 million, or 33 percent, between May 31, 2012, and May 31, 2013, primarily because of the following factors:

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

•	Cash and cash equivalents increased $1,205 million between respective periods primarily due to increased earnings, offset by dividend payments and treasury stock repurchase activity.

•	Short-term debt decreased $465 million between respective periods primarily due to repayment of outstanding bonds in the fourth quarter of fiscal year 2012.

•
Inventory increased $370 million between the respective periods primarily because of increased inventories from our seeds and genomics segment specifically in corn due to higher production costs to meet customer demand and higher commodity prices. Production costs increased primarily because of an increase in winter production, which typically carries higher costs, and lower production yields as a result of the prior year drought. Vegetable seeds also contributed to this increase primarily due to higher production yields.

These increases to working capital between May 31, 2013, and May 31, 2012, were partially offset by the following factor:

•	Accounts payable increased $161 million primarily due to the reclassification of cash overdrafts, investments in capital projects and the timing of payments.
Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivable risk and to reduce our reliance on commercial paper borrowings. As of May 31, 2013, the programs had $149 million in outstanding balances and we received $146 million of proceeds during the nine month period under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $69 million as of May 31, 2013. See Note 4 — Customer Financing Programs — for further discussion of these programs.
Cash Flow

	Nine Months Ended
(Dollars in millions)	May 31, 2013	May 31, 2012
Net Cash Provided by Operating Activities	$786	$853
Net Cash Required by Investing Activities	(387)	(542)
Free Cash Flow(1)	399	311
Net Cash Required by Financing Activities	(739)	(1,021)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(22)	(146)
Net Decrease in Cash and Cash Equivalents	(362)	(856)
Cash and Cash Equivalents at Beginning of Period	3,283	2,572
Cash and Cash Equivalents at End of Period	$2,921	$1,716

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).

Operating: The decrease in cash provided by continuing operations in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the following:

•	Increase in incentive payments based on increased company results in fiscal year 2012;

•	Increase in payments, which were accrued in fiscal year 2012, related to marketing programs due to increased fiscal year 2012 sales;

•	Increase in tax payments due to increased earnings and timing of tax payments; and

•	Decrease in deferred revenue due to the earlier ordering season and increased prepaids for which delivery is now occurring.
The above factors were offset by the following:

•	Increased earnings from fiscal year 2012 to fiscal year 2013.
Investing: The reduction in cash required by investing activities in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the liquidation of short term investments to meet current operating needs.
Financing: The decrease in cash required by financing activities in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to higher short-term borrowings to support ex-U.S. operations, increased proceeds from increased stock option activity and the repayment of the Chesterfield Village Research Center debt in 2012, partially offset by an increase in treasury stock repurchase activity and dividend payments in order to provide increased returns to our shareholders.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	May 31, 2013	May 31, 2012	2012
Short-Term Debt	$169	$634	$36
Long-Term Debt	2,054	1,538	2,038
Total Monsanto Company Shareowners’ Equity	13,869	12,077	11,833
Debt-to-Capital Ratio(1)	14%	15%	15%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had no commercial paper borrowings outstanding at May 31, 2013.
We have a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through April 1, 2016. As of May 31, 2013, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants.
Our debt-to-capital ratio decreased 1 percentage point compared with the May 31, 2012 ratio, primarily because of the increase in shareowners’ equity as a result of increased earnings.
We held cash and cash equivalents and short-term investments of $3,064 million and $3,585 million at May 31, 2013, and Aug. 31, 2012, respectively, of which $1,819 million and $1,744 million was held by foreign entities, respectively. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.
Dividend: In June 2013, we declared a quarterly dividend of 37.5 cents payable on July 26, 2013, to shareowners of record as of July 5, 2013. In January 2013, we declared a quarterly dividend of 37.5 cents payable on April 26, 2013, to shareowners of record as of April 5, 2013. In December 2012, we declared a quarterly dividend of 37.5 cents payable on Jan. 25, 2013, to shareowners of record as of Jan. 4, 2013.
Capital Expenditures: We expect fiscal year 2013 capital expenditures to be in the range of $800 million to $1 billion compared with $646 million in fiscal year 2012. The primary driver of this increase compared with 2012 is higher overall spending on projects related to our additional corn seed plant expansions in North America, Latin America and Europe.
2013 Acquisitions: In March 2013, Monsanto acquired substantially all of the assets of Rosetta Green Ltd., a business based in Israel which specializes in the identification and use of unique genes to guide key processes in major crops including corn, soybeans and cotton. The acquisition of the company is expected to complement Monsanto's existing research platforms. The total fair value and cash paid for the acquisition was $35 million. The fair value of the acquisition was primarily allocated to goodwill and intangibles. The business operations and employees of the acquired entity are included in the Seeds and Genomics reportable segment results.
In January 2013, Monsanto acquired select assets of Agradis, Inc., a business focused on developing sustainable agricultural solutions. The acquisition is intended to support Monsanto's efforts to provide farmers with sustainable biological products to improve crop health and productivity. The total cash paid and the fair value of the acquisition was $85 million, and the purchase price was primarily allocated to goodwill and intangibles. The business operations and employees of the acquired entity are included in the Seeds and Genomics reportable segment results.
In June 2013, Monsanto acquired 100 percent of the outstanding stock of GrassRoots Biotechnology, Inc., a business based in Durham, North Carolina that is focused on gene expression and other agriculture technologies. The acquisition of the company is expected to complement Monsanto's existing research platforms. The total fair value and cash paid for the acquisition was $20 million (net of cash acquired). Goodwill and intangible assets are expected to be recorded on the Statements of Consolidated Financial Position from the acquisition of GrassRoots Biotechnology, Inc. The business operations and employees of the acquired entity are expected to be included in the Seeds and Genomics reportable segment results upon acquisition.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

2012 Acquisitions: In June 2012, Monsanto acquired 100 percent of the outstanding stock of Precision Planting, Inc., a planting technology developer based in Tremont, Illinois. Precision Planting develops technology to improve yields through on-farm planting performance. The acquisition of the company is part of Monsanto's Integrated Farming Systems unit, which utilizes advanced agronomic practices, seed genetics and innovative on-farm technology to deliver optimal yield to farmers while using fewer resources. The total fair value of the acquisition was $255 million, including contingent consideration of $39 million, and the total cash paid for the acquisition was $209 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The business operations and employees of the acquired entity are included in the Seeds and Genomics reportable segment results. The contingent consideration is to be paid in cash if certain operational and financial milestones are met on or before Aug. 31, 2020, up to a maximum target of $40 million. The estimated acquisition date fair value of the long-term other liability for the contingent consideration reflects a discount at a credit adjusted risk-free interest rate for the expected timing of each payment. See Note 14 - Fair Value Measurements - for further information.
In September 2011, Monsanto acquired 100 percent of the outstanding stock of Beeologics, a technology start-up business based in Israel, which researches and develops biological tools to provide targeted control of pests and diseases. The acquisition of the company allows Monsanto to further explore the use of biologicals broadly in agriculture to provide farmers with innovative approaches to the challenges they face. Monsanto intends to use the base technology from Beeologics as a part of its continuing discovery and development pipeline. The total cash paid and the fair value of the acquisition was $113 million (net of cash acquired), and it was primarily allocated to goodwill and intangibles. The business operations and employees of the acquired entity are included in the Seeds and Genomics reportable segment results.
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
Seeds and Genomics
Our capabilities in plant breeding and biotechnology research and development are generating a rich and balanced product pipeline that we expect will drive long-term growth. We plan to continue to invest in the areas of seeds, genomics and biotechnology and to invest in technology arrangements that have the potential to increase the efficiency and effectiveness of

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

our R&D efforts. We believe that our seeds and traits businesses will have significant near-term growth opportunities through a combination of improved breeding and continued growth of stacked and second- and third-generation biotech traits.
We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. We plan to improve our vegetable seeds business, which has a portfolio focused on 21 crops. While near term financial results for the vegetable business are expected to be affected by lower sales in certain regions, the business integration into a global platform, along with a number of process improvements will continue to improve our ability to develop, and deliver new, innovative products to our customer base. We plan to continue to pursue strategic acquisitions in our seed businesses to grow our branded seed share, expand our germplasm library, and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
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
Full regulatory approval was received for a five percent refuge-in-a-bag (RIB) seed blend from the U.S. Environmental Protection Agency (EPA) and the Canadian Food Inspection Agency (CFIA) for Genuity Smartstax RIB Complete corn and Genuity VT Double PRO RIB Complete corn providing a single bag solution enabling farmers to plant corn without a separate refuge. The U.S. EPA in August 2012 granted registration for 10 percent refuge within Genuity VT Triple PRO RIB Complete corn. With this approval all of the products in Monsanto’s reduced-refuge corn family now are RIB enabled for the U.S. Corn Belt. Genuity VT Triple PRO RIB Complete corn is expected to be broadly available to U.S. farmers in 2013.
On June 17, 2013, Monsanto received the safety certificates from China for the approval of Intacta RR2 PRO soybeans, and the DroughtGard corn trait. This follows multiple other importation approvals and enables farmers to chose to plant Intacta traited soybeans in Brazil, Argentina and Paraguay and for U.S. growers to plant hybrids with the DroughtGard trait.
In Brazil, we expect to continue to operate our business model of collecting on the sale of certified seeds, a point-of-delivery payment system (Roundup Ready soybeans and Intacta RR2 PRO soybeans) and our indemnification collection system (Bollgard cotton), to capture value on all of our Roundup Ready soybeans and Bollgard cotton crops grown there. Following an adverse ruling from a panel of five judges in the Brazilian Superior Court of Justice denying our term correction for the first generation Roundup Ready patent term to 2014, we continue to defer collection of royalties for first generation Roundup Ready soybeans in Brazil until a final decision is reached by the courts. Growers can agree to gain royalty-free use of first generation Roundup Ready for the 2012-2013 and 2013-2014 seasons in exchange for a waiver of any claim for refunds for past payments. We will file an appeal of the patent term correction ruling and that appeal will continue in the courts until the matter is finally ruled by the Supreme Court of Brazil, which has indicated that it will hear the case following a final decision from the Superior Court of Justice.
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
During 2007, we announced a long-term joint R&D and commercialization collaboration in plant biotechnology with BASF that focuses on high-yielding crops and crops that are tolerant to adverse conditions such as drought. We have received all North American and key import country regulatory approvals for the first biotech drought-tolerant corn product. These approvals have enabled the U.S. launch in 2013. Over the life of the collaboration, we and BASF will dedicate a joint budget of potentially $2.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton, canola and wheat.
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

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. To achieve this, we are pursuing grower and grain handler agreements to ensure we will be compensated for providing the technology. The majority of grain handlers have enrolled in the POD system, and with the recent China approval, we plan to sell Intacta RR2 PRO in Argentina in this dual path business model. Intacta RR2 PRO technology has been fully approved by Argentina and export markets. We intend to broaden our grower experience with Ground Breakers in the main production areas and modest commercial sales in the north. We also intend to finalize the last steps of the business model approach to enable farmer payment on new and legally saved seed as already exists in Brazil and Paraguay. We do not plan to collect on first generation Roundup Ready soybeans.
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
In May 2013, the USDA announced an investigation into alleged glyphosate resistant volunteer wheat reported on an Oregon farm, and we are cooperating in the investigation. The USDA noted that glyphosate tolerant wheat does not present a public health or food safety concern as the FDA completed its assessment of the product in 2004. The consultative process at the FDA was completed and the agency concluded that this product is as safe as non-GM wheat currently on the market. Initial development of glyphosate tolerant wheat was discontinued in 2005 under stringent stewardship procedures which were in compliance with USDA regulations. The USDA has recently reported that there is no indication that the genetically modified wheat product is found in U.S. wheat supplied to domestic or export markets. The USDA's investigation remains ongoing and the agency indicated that civil and criminal penalties could be imposed if circumstances warranted. Monsanto and the USDA have not determined the basis for the alleged detection of glyphosate resistant wheat and are considering all possible scenarios. Multiple lawsuits, including putative class action lawsuits, have been filed against the company asserting numerous legal claims including negligence and strict liability, seeking punitive damages and alleging economic loss and damages to wheat farmers allegedly due to wheat trade price reduction and export contract impacts. Monsanto properly discontinued the development of the glyphosate tolerant wheat event in 2005, has meritorious legal arguments against liability and will vigorously represent its interests in the ongoing investigation and legal proceedings.
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

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we must select and apply various accounting policies. The following discussion provides updated information regarding our revenue recognition policy disclosed in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012. We may enter into multiple element arrangements, including those where a customer purchases technology and licenses. When elements of a multiple element arrangement do not have stand alone value, we account for such elements as a combined unit of accounting. We allocate revenue to each unit of accounting in a multiple element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable by using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a unit of accounting, we use our best estimate of selling price for that unit of accounting. When we use our best estimate to determine selling price, significant judgment is required. The significant assumptions used to estimate selling price for significant units of accounting may consist of cost, gross margin objectives or forecasted customer selling volumes. Changes in assumptions used to estimate selling price could result in a different allocation of arrangement consideration across the units of accounting within an arrangement. Revenue allocated to each unit of accounting is recognized when all revenue recognition criteria for that unit of accounting has been met. License revenue, including those within multiple element arrangements, is generally recognized over the contract period as third-party seed companies sell seed containing Monsanto traits, which can be from one year up to the related patent term.
Other information with respect to our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations or liquidity.
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
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

Based upon the evaluation, management has concluded that our disclosure controls and procedures were effective as of May 31, 2013.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia, Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 21 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2012, and our Report on Form 10-Q for the quarterly period ended Feb. 28, 2013.

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
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2013 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2013:
Mar. 1, 2013, through Mar. 31, 2013	905,000	$102.86	905,000	$644,617,573
April 2013:
Apr. 1, 2013, through Apr. 30, 2013	630,000	$104.69	630,000	$578,665,078
May 2013:
May 1, 2013, through May 31, 2013	855,000	$106.96	855,000	$487,216,771
Total	2,390,000	$104.81	2,390,000	$487,216,771

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.
In June 2012, the board of directors authorized a three-year repurchase program of up to an additional $1 billion of the company’s common stock. This repurchase program commenced Jan. 14, 2013.
In June 2013, the board of directors authorized a new share repurchase program, effective July 1, 2013, for up to $2 billion of the company's common stock over a three-year period. The new program will commence at the completion of Monsanto's existing $1 billion share repurchase program, which is discussed above.
There were no other publicly announced plans outstanding as of May 31, 2013.

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: June 27, 2013

MONSANTO COMPANY	THIRD QUARTER 2013 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3.1	Restated Certificate of Incorporation.
3.2	Monsanto Company Bylaws, as amended and restated effective April 16, 2013 (incorporated by reference to Exhibit 3.2(i) of Form 8-K, filed April 22, 2013, File No. 1-16167).
4	Omitted
11	Omitted — see Note 19 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.