Form 10-Q
period 2013-11-30
MONSANTO CO /NEW/
filed 2014-01-08
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Nov. 30, 2013
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 524,876,699 shares of Common Stock, $0.01 par value, outstanding as of January 6, 2014.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2013.
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

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2013, and Nov. 30, 2012, the Statements of Consolidated Comprehensive Income (Loss) for the three months ended Nov. 30, 2013, and Nov. 30, 2012, the Statements of Consolidated Financial Position as of Nov. 30, 2013, and Aug. 31, 2013, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2013, and Nov. 30, 2012, the Statements of Consolidated Shareowners’ Equity for the three months ended Nov. 30, 2013, and year ended Aug. 31, 2013, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions)	Three Months Ended
	Nov. 30, 2013	Nov. 30, 2012
Net Sales	$3,143	$2,939
Cost of goods sold	1,580	1,542
Gross Profit	1,563	1,397
Operating Expenses:
Selling, general and administrative expenses	589	542
Research and development expenses	409	346
Total Operating Expenses	998	888
Income from Operations	565	509
Interest expense	53	51
Interest income	(24)	(23)
Other expense, net	20	17
Income from Continuing Operations Before Income Taxes	516	464
Income tax provision	152	122
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$364	$342
Discontinued Operations:
Income from operations of discontinued businesses	14	11
Income tax provision	5	4
Income from Discontinued Operations	9	7
Net Income	$373	$349
Less: Net income attributable to noncontrolling interest	5	10
Net Income Attributable to Monsanto Company	$368	$339
Amounts Attributable to Monsanto Company:
Income from continuing operations	$359	$332
Income from discontinued operations	9	7
Net Income Attributable to Monsanto Company	$368	$339
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.68	$0.62
Income from discontinued operations	0.02	0.01
Net Income Attributable to Monsanto Company	$0.70	$0.63
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.67	$0.62
Income from discontinued operations	0.02	0.01
Net Income Attributable to Monsanto Company	$0.69	$0.63
Weighted Average Shares Outstanding:
Basic	526.9	534.8
Diluted	532.6	540.4
Dividends Declared per Share	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited (Dollars in millions)	Three Months Ended
	Nov. 30, 2013	Nov. 30, 2012
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$368	$339
Other Comprehensive Income, Net of Tax:
Foreign currency translation, net of tax of $(8) and $0, respectively	127	52
Postretirement benefit plan activity, net of tax of $5 and $7, respectively	8	11
Unrealized net gains on investment holdings, net of tax of $3 and $3, respectively	5	6
Realized net gains on investment holdings, net of tax of $0 and $1, respectively	—	1
Unrealized net derivative losses, net of tax of $(25) and $(6), respectively	(43)	(12)
Realized net derivative gains (losses), net of tax of $3 and $(5), respectively	5	(10)
Total Other Comprehensive Income, Net of Tax	102	48
Comprehensive Income Attributable to Monsanto Company	$470	$387
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net Income Attributable to Noncontrolling Interests	5	10
Other Comprehensive (Income) Loss
Foreign currency translation	5	(4)
Total Other Comprehensive Income (Loss)	5	(4)
Comprehensive Income Attributable to Noncontrolling Interests	$10	$6
Total Comprehensive Income	$480	$393
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions)	As of
	Nov. 30, 2013	Aug. 31, 2013
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2014: $31 and 2013: $140)	$4,496	$3,668
Short-term investments	249	254
Trade receivables, net (variable interest entity restricted - 2014: $116 and 2013: $0)	2,283	1,715
Miscellaneous receivables	774	748
Deferred tax assets	631	579
Inventory, net	3,873	2,947
Other current assets	190	166
Total Current Assets	12,496	10,077
Total property, plant and equipment	9,660	9,491
Less accumulated depreciation	4,974	4,837
Property, Plant and Equipment, Net	4,686	4,654
Goodwill	4,325	3,520
Other Intangible Assets, Net	1,367	1,226
Noncurrent Deferred Tax Assets	484	454
Long-Term Receivables, Net	153	237
Other Assets	566	496
Total Assets	$24,077	$20,664
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$262	$51
Accounts payable	853	995
Income taxes payable	101	91
Accrued compensation and benefits	281	492
Accrued marketing programs	756	1,078
Deferred revenues	2,866	517
Grower production accruals	634	60
Dividends payable	—	228
Customer payable	2	12
Miscellaneous short-term accruals	943	812
Total Current Liabilities	6,698	4,336
Long-Term Debt	3,057	2,061
Postretirement Liabilities	348	357
Long-Term Deferred Revenue	113	138
Noncurrent Deferred Tax Liabilities	544	469
Long-Term Portion of Environmental and Litigation Liabilities	186	193
Other Liabilities	392	382
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 602,861,098 and 601,631,267 shares, respectively
Outstanding 524,936,480 and 529,029,712 shares, respectively	6	6
Treasury stock 77,924,618 and 72,601,555 shares, respectively, at cost	(4,701)	(4,140)
Additional contributed capital	10,887	10,783
Retained earnings	7,556	7,188
Accumulated other comprehensive loss	(1,176)	(1,278)
Total Monsanto Company Shareowners’ Equity	12,572	12,559
Noncontrolling Interest	167	169
Total Shareowners’ Equity	12,739	12,728
Total Liabilities and Shareowners’ Equity	$24,077	$20,664
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Three Months Ended
	Nov. 30, 2013	Nov. 30, 2012
Operating Activities:
Net Income	$373	$349
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	162	152
Bad-debt expense	11	7
Stock-based compensation expense	27	24
Excess tax benefits from stock-based compensation	(15)	(15)
Deferred income taxes	(6)	13
Equity affiliate (income) expense, net	3	(2)
Net gain on sales of a business or other assets	(1)	(12)
Other items	20	(16)
Changes in assets and liabilities that required cash, net of acquisitions:
Trade receivables, net	(478)	(196)
Inventory, net	(898)	(740)
Deferred revenues	2,319	2,426
Accounts payable and other accrued liabilities	332	(341)
Pension contributions	(23)	(16)
Other items	(128)	(64)
Net Cash Provided by Operating Activities	1,698	1,569
Cash Flows (Required) Provided by Investing Activities:
Purchases of short-term investments	(105)	(118)
Maturities of short-term investments	110	110
Capital expenditures	(303)	(133)
Acquisition of businesses, net of cash acquired	(917)	—
Purchases of long-term debt and equity securities	(12)	—
Technology and other investments	(21)	(23)
Other proceeds	7	68
Net Cash Required by Investing Activities	(1,241)	(96)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	117	60
Short-term debt proceeds	2	—
Short-term debt reductions	—	(7)
Long-term debt proceeds	999	16
Long-term debt reductions	(1)	—
Payments on other financing	(39)	—
Debt issuance costs	(8)	—
Treasury stock purchases	(561)	(27)
Stock option exercises	64	31
Excess tax benefits from stock-based compensation	15	16
Tax withholding on restricted stock and restricted stock units	(2)	(3)
Dividend payments	(228)	(201)
Dividend payments to noncontrolling interests	(12)	(1)
Net Cash Provided (Required) by Financing Activities	346	(116)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	25	(3)
Net Increase in Cash and Cash Equivalents	828	1,354
Cash and Cash Equivalents at Beginning of Period	3,668	3,283
Cash and Cash Equivalents at End of Period	$4,496	$4,637
See Note 1 — Background and Basis of Presentation and Note 19 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2012	$6	$(3,045)	$10,371	$5,537	$(1,036)	$203	$12,036
Net income	—	—	—	2,482	—	43	2,525
Other comprehensive loss for 2013	—	—	—	—	(242)	(27)	(269)
Treasury stock purchases	—	(1,095)	—	—	—	—	(1,095)
Restricted stock withholding	—	—	(10)	—	—	—	(10)
Issuance of shares under employee stock plans	—	—	257	—	—	—	257
Excess tax benefits from stock-based compensation	—	—	69	—	—	—	69
Stock-based compensation expense	—	—	97	—	—	—	97
Cash dividends of $1.56 per common share	—	—	—	(831)	—	—	(831)
Dividend payments to noncontrolling interest	—	—	—	—	—	(174)	(174)
Acquisition of noncontrolling interest	—	—	(1)	—	—	(9)	(10)
Proceeds from noncontrolling interest	—	—	—	—	—	133	133
Balance as of Aug. 31, 2013	$6	$(4,140)	$10,783	$7,188	$(1,278)	$169	$12,728
Net income	—	—	—	368	—	5	373
Other comprehensive income for 2014	—	—	—	—	102	5	107
Treasury stock purchases	—	(561)	—	—	—	—	(561)
Restricted stock withholding	—	—	(2)	—	—	—	(2)
Issuance of shares under employee stock plans	—	—	64	—	—	—	64
Excess tax benefits from stock-based compensation	—	—	15	—	—	—	15
Stock-based compensation expense	—	—	27	—	—	—	27
Dividend payments to noncontrolling interest	—	—	—	—	—	(12)	(12)
Balance as of Nov. 30, 2013	$6	$(4,701)	$10,887	$7,556	$(1,176)	$167	$12,739

(1)	See Note 17 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive income (loss).
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto’s seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming, and produce better foods for consumers and better feed for animals.
Monsanto manages its business in two segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, biotechnology platforms and precision agriculture. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures Roundup and Harness brand herbicides and other herbicides. See Note 21 — Segment Information — for further details.
In the fourth quarter of 2008, the company announced plans to divest its animal agricultural products business, which focused on dairy cow productivity (the Dairy business) and was previously reported as part of the Agricultural Productivity segment. This transaction was consummated on Oct. 1, 2008. As a result, financial data for this business has been presented as discontinued operations.
Certain reclassifications of prior year amounts within the operating activities section of the Statement of Consolidated Cash Flows have been made to conform to current year presentation. The company has evaluated the impact and does not consider the reclassifications to be material to the consolidated financial statements.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013. Financial information for the first three months of fiscal year 2014 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In July 2013, the FASB issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses, or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Currently, U.S. Generally Accepted Accounting Principles ("U.S. GAAP") does not provide explicit guidance on the topic. This new presentation guidance will become effective prospectively for fiscal years, and interim periods within those years, beginning after Dec. 15, 2013. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2015. While the company is evaluating the impact this standard will have on the presentation of unrecognized tax benefits in the company's consolidated balance sheet, it will not affect the company's results of operations, financial condition or cash flows.
In February 2013, the Financial Accounting Standards Board ("FASB") issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after Dec. 15, 2012. Accordingly, Monsanto adopted this standard in the first quarter of fiscal year 2014. See Note 17 - Accumulated Other Comprehensive Loss - for additional disclosures.
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

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

beginning on or after Jan. 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, Monsanto adopted this amendment in the first quarter of fiscal year 2014. See Note 14 - Financial Instruments - for additional disclosures.

NOTE 3.	BUSINESS COMBINATIONS
2014 Acquisitions: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyper local weather monitoring, weather simulation and agronomic modeling which has allowed them to develop risk management tools and agronomic decision support tools for growers. The acquisition will combine The Climate Corporation's expertise in agriculture risk-management with Monsanto’s R&D capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The acquisition of the company qualifies as a business under the Business Combinations topic of the ASC. Acquisition costs were $17 million, of which $1 million was recorded in the first quarter of 2014. These costs were classified as selling, general and administrative expenses. The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is not deductible for tax purposes.
The business operations and employees of the acquired entity described above were included in the Seeds and Genomics reportable segment results upon acquisition. The estimated fair value of the assets and liabilities, summarized in the table below, represents the preliminary purchase price allocation. This allocation will be finalized as soon as the information becomes available, however, not to exceed one year from the acquisition date.

(Dollars in millions)	2014 Acquisition
Current Assets	$59
Property, Plant & Equipment	9
Goodwill	785
Other Intangible Assets	145
Total Assets Acquired	998
Current Liabilities	10
Other Liabilities	56
Total Liabilities Assumed	66
Net Assets Acquired	$932
Supplemental Information:
Net assets acquired	$932
Cash acquired	15
Cash paid, net of cash acquired	$917
Pro forma information related to the 2014 acquisition is not presented because the impact of the acquisition on Monsanto's consolidated results of operations is not significant.
The following table presents details of the definite life acquired identifiable intangible assets:

(Dollars in millions)	Weighted-Average Life (Years)	Useful Life (Years)	2014 Acquisition
Acquired Intellectual Property	10	10	$141
Customer Relationships	1	1	4
Other Intangible Assets			$145
2013 Acquisitions: In August 2013, Monsanto acquired certain assets and manufacturing capabilities of Dieckmann GmbH & Co. KG, a business based in Germany which specializes in the breeding of oilseed rape and rye seeds. The acquisition, which

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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
Pro forma information related to the 2013 acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on Monsanto's consolidated results of operations is not expected to be significant.

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of
(Dollars in millions)	Nov. 30, 2013	Aug. 31, 2013
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$128	$348
Maximum future payout under recourse provisions	9	19
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$28	$44
Maximum future payout under recourse provisions	28	41
Agreements with Lenders(3)
Outstanding balance	$60	$45
Maximum future payout under the guarantee	44	32

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gross amount of receivables sold under transactions that qualify for sales treatment were:

	Gross Amount of Receivables Sold
	Three Months Ended
(Dollars in millions)	Nov. 30, 2013	Nov. 30, 2012
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$23	$2
European and Latin American agreements to sell trade receivables(2)	7	—

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

(2)
Monsanto has various agreements in European and Latin American countries to sell trade receivables, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure.

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allowed Monsanto to transfer up to 1 billion Brazilian reais (approximately $430 million) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of our investment. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities.
There were no significant recourse or non-recourse liabilities for all programs as of Nov. 30, 2013, and Aug. 31, 2013. There were no significant delinquent loans for all programs as of Nov. 30, 2013, and Aug. 31, 2013.

NOTE 5.	VARIABLE INTEREST ENTITIES
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

In December 2013, Monsanto entered into an agreement with a newly founded company that is focused on agricultural solutions that may enhance Monsanto’s biologicals platform. Monsanto is evaluating the accounting treatment of the transaction, including whether the newly founded entity will be deemed a VIE.
Consolidated VIEs
Monsanto has a financing program in Brazil that is recorded as a consolidated VIE. For the most part, the VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and have been established to service Monsanto’s customer receivables. A 91 percent senior interest in the entity is held by third parties, primarily investment funds, as of Nov. 30, 2013, and Aug. 31, 2013, and Monsanto holds the remaining 9 percent interest. Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least 9 percent and could be required to provide additional contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. See Note 4 — Customer Financing Programs — for additional information regarding the revolving financing arrangement.
Creditors have no recourse against Monsanto in the event of default by the VIE. The company’s financial or other support provided to the VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the VIE, the VIE was

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

established to service transactions involving the company and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIE. As a result, the company is the primary beneficiary of the VIE and the VIE has been consolidated in Monsanto’s Consolidated Financial Statements. The assets of the VIE may only be used to settle the obligations of the respective entity. Third-party investors in the VIE do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. The following table presents the carrying value of assets and liabilities, which are identified as restricted assets and liabilities on the company’s Statements of Consolidated Financial Position, and the maximum exposure to loss relating to the VIE for which Monsanto is the primary beneficiary.

	Financing Program VIE
	As of
(Dollars in millions)	Nov. 30, 2013	Aug. 31, 2013
Cash and cash equivalents	$31	$140
Trade receivables, net	116	—
Total Assets	$147	$140
Total Liabilities	—	—
Maximum Exposure to Loss	$14	$—
In June 2013, Monsanto entered into an agreement with a biotechnology company to establish a jointly-owned subsidiary to focus on research and development specifically related to agricultural fungicides. The subsidiary is recorded as a consolidated VIE of Monsanto. Monsanto's ownership interest in the VIE was 4% as of Nov. 30, 2013, and was less than 1% as of Aug. 31, 2013, with the remaining interest held by a third party. Under the arrangement, Monsanto will fund the operations of the VIE in return for additional equity interests up to 35%. The funding, which may total up to $16 million, will be provided in three separate research phases if research milestones are met. Monsanto also holds a call option to acquire 100% of the equity interests in the VIE from the third party majority owner. The call option was granted by the third party majority owner to Monsanto in return for total aggregate payments of $15 million, of which $7 million had been paid by Monsanto as of Nov. 30, 2013, and Aug. 31, 2013. The remaining payments will be made upon achievement of research milestones by the VIE. Even though Monsanto holds a minority interest in the VIE, the VIE was established to perform agricultural-based research and development activities for the benefit of Monsanto, and Monsanto provides all funding of the VIE's activities. Further, Monsanto has the power to direct the activities most significant to the VIE. As a result, Monsanto is the primary beneficiary of the VIE and the VIE has been consolidated in Monsanto's Consolidated Financial Statements. As of Nov. 30, 2013, and Aug. 31, 2013, the VIE had no significant assets or liabilities. Monsanto's maximum exposure to loss as of Nov. 30, 2013, and Aug. 31, 2013, was $11 million, which includes our current investment in the VIE, the funding required to be provided to the VIE during the current research phase and the initial consideration paid related to the call option. The third party majority owner of the VIE does not have recourse to the general assets of Monsanto beyond Monsanto's maximum exposure to loss at any given time relating to the VIE.
Non-Consolidated VIE
Monsanto has a variable interest through an investment with a software company that develops software with agricultural applications. The company has not provided financial or other support other than its original investment, has no implied or unfunded commitments and the maximum exposure to loss is limited to the amount of investment in the entity and is not significant. There were no significant assets or liabilities for the VIE as of Nov. 30, 2013, and Aug. 31, 2013.

NOTE 6.	RECEIVABLES
Trade receivables on the Statements of Consolidated Financial Position are net of allowances of $70 million and $68 million as of Nov. 30, 2013, and Aug. 31, 2013, respectively.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $131 million and $112 million with a corresponding allowance for credit losses on these receivables of $112 million and $104 million as of Nov. 30, 2013, and Aug. 31, 2013, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Statements of Consolidated Financial Position. For these long-term customer

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2012	$141
Incremental Provision	7
Recoveries	(1)
Write-offs	(47)
Other(1)	4
Balance as of Aug. 31, 2013	$104
Incremental Provision	4
Recoveries	—
Write-offs	(1)
Other(1)	5
Balance as of Nov. 30, 2013	$112
(1)Includes reclassifications from current receivables and foreign currency translation adjustments.
In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $134 million and $229 million as of Nov. 30, 2013, and Aug. 31, 2013, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	Nov. 30, 2013	Aug. 31, 2013
Finished Goods	$1,820	$1,079
Goods In Process	1,744	1,619
Raw Materials and Supplies	477	418
Inventory at FIFO Cost	4,041	3,116
Excess of FIFO over LIFO Cost	(168)	(169)
Total	$3,873	$2,947

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first three months of fiscal year 2014, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2013	$3,461	$59	$3,520
Acquisition activity (see Note 3)	785	—	785
Effect of foreign currency translation adjustments	21	(1)	20
Balance as of Nov. 30, 2013	$4,267	$58	$4,325

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Goodwill increased during the three months ended Nov. 30, 2013, due to the acquisition of The Climate Corporation. See Note 3 - Business Combinations - for further information. There were no events or circumstances indicating that goodwill might be impaired as of Nov. 30, 2013. The fiscal year 2014 annual goodwill impairment test will be performed as of March 1, 2014.
Information regarding the company’s other intangible assets is as follows:

	As of Nov. 30, 2013			As of Aug. 31, 2013
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Intellectual Property	$1,259	$(799)	$460	$1,095	$(791)	$304
Acquired Germplasm	1,120	(728)	392	1,113	(717)	396
Trademarks	343	(135)	208	341	(131)	210
Customer Relationships	314	(186)	128	306	(179)	127
Other	170	(95)	75	177	(91)	86
Total Other Intangible Assets, Finite Lives	$3,206	$(1,943)	$1,263	$3,032	$(1,909)	$1,123
In Process Research & Development, Indefinite Lives	104	—	104	103	—	103
Total Other Intangible Assets	$3,310	$(1,943)	$1,367	$3,135	$(1,909)	$1,226
The increase in the carrying amount of acquired intellectual property during the three months ended Nov. 30, 2013, is primarily related to the acquisition of The Climate Corporation. Total amortization expense of other intangible assets was $27 million and $28 million for the three months ended Nov. 30, 2013, and Nov. 30, 2012, respectively. The estimated intangible asset amortization expense for fiscal year 2014 through fiscal year 2018 is as follows:

(Dollars in millions)	Amount
2014	$173
2015	171
2016	123
2017	97
2018	87

NOTE 9.	INVESTMENTS
As of Nov. 30, 2013, and Aug. 31, 2013, Monsanto has short-term investments outstanding of $249 million and $254 million, respectively. The investments at Nov. 30, 2013, and Aug. 31, 2013, are comprised of commercial paper with original maturities of one year or less. See Note 13 — Fair Value Measurements.
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Nov. 30, 2013, and Aug. 31, 2013, these long-term equity securities are recorded in other assets in the Statements of Consolidated Financial Position at a fair value of $43 million and $22 million, respectively. See Note 17 — Accumulated Other Comprehensive Loss.
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of Nov. 30, 2013, and Aug. 31, 2013, these investments were recorded at $68 million and $67 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators.
No significant impairments were recorded on any investments for each of the three month periods ended Nov. 30, 2013, and Nov. 30, 2012.

NOTE 10.	DEFERRED REVENUE
As of Nov. 30, 2013, and Aug. 31, 2013, short-term deferred revenue was $2,866 million and $517 million, respectively. This balance primarily consists of cash received related to Monsanto's prepayment programs in the United States and Brazil. These programs allow Monsanto's customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balance is consistent with the seasonality of Monsanto's business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

purchases. The deferred revenue balance related to these prepayment programs is considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.
In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million was recorded for each of the three months ended Nov. 30, 2013, and Nov. 30, 2012. As of Nov. 30, 2013, and Aug. 31, 2013, the remaining receivable balance is $168 million and $230 million, respectively, of which $85 million is current in both periods and is included in trade receivables, net. The remaining balance is included in long-term receivables, net on the Statements of Consolidated Financial Position. As of Nov. 30, 2013, and Aug. 31, 2013, the remaining deferred revenue balance is $139 million and $159 million, respectively, of which $79 million is included in current deferred revenue in both periods. Interest income recorded on this receivable is $1 million and $2 million for the three months ended Nov. 30, 2013, and Nov. 30, 2012, respectively.
In 2008, Monsanto and Syngenta entered into a Genuity Roundup Ready 2 Yield Soybean License Agreement, which grants Syngenta access to Monsanto’s Genuity Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $3 million and $4 million related to this agreement was recorded for the three months ended Nov. 30, 2013, and Nov. 30, 2012, respectively. As of Nov. 30, 2013, and Aug. 31, 2013, the remaining receivable balance is $37 million and $58 million, respectively. The majority of this balance is current and is included in trade receivables, net. The remaining balance is included in long-term receivables, net on the Statements of Consolidated Financial Position. As of Nov. 30, 2013, and Aug. 31, 2013, the remaining deferred revenue balance is $31 million and $34 million, respectively, of which $24 million is included in current deferred revenue in both periods.

NOTE 11.	INCOME TAXES
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
In November 2013, Monsanto issued $400 million of Floating Rate Senior Notes which are due on November 7, 2016, (Floating Rate Notes), $300 million of 1.85% Senior Notes which are due on November 15, 2018, (2018 Senior Notes) and $300 million of 4.65% Senior Notes which are due on November 15, 2043, (2043 Senior Notes). All notes were issued under the 2011 shelf registration.
The net proceeds from the sale of the Floating Rate, 2018, and 2043 Senior Notes were used for the acquisition of The Climate Corporation and general corporate purposes.
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
As of Nov. 30, 2013, Monsanto had commercial paper borrowings outstanding of $195 million which is included in short-term debt on the Statements of Consolidated Financial Position.
The fair value of the total short-term debt was $262 million and $51 million as of Nov. 30, 2013, and Aug. 31, 2013, respectively. The fair value of the total long-term debt was $3,216 million and $2,231 million as of Nov. 30, 2013, and Aug. 31, 2013, respectively.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 13.	FAIR VALUE MEASUREMENTS
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
The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Nov. 30, 2013, and Aug. 31, 2013. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Nov. 30, 2013, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Cash equivalents	$3,762	$—	$—	$3,762
Short-term investments	249	—	—	249
Equity securities	43	—	—	43
Derivative assets related to:
Foreign currency contracts	—	18	—	18
Commodity contracts	1	2	—	3
Total Assets at Fair Value	$4,055	$20	$—	$4,075
Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency contracts	$—	$8	$—	$8
Commodity contracts	61	4	—	65
Total Liabilities at Fair Value	$61	$12	$—	$73
Liabilities Not Recorded at Fair Value:
Short-term debt instruments(1)	$—	$262	$—	$262
Long-term debt instruments(1)	—	3,216	—	3,216
Total Liabilities Not Recorded at Fair Value	$—	$3,478	$—	$3,478
Total Liabilities Recorded and Not Recorded at Fair Value	$61	$3,490	$—	$3,551

(1)
Short-term and long-term debt instruments are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2013, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Cash equivalents	$2,865	$—	$—	$2,865
Short-term investments	254	—	—	254
Equity securities	22	—	—	22
Derivative assets related to:
Foreign currency contracts	—	5	—	5
Commodity contracts	13	6	—	19
Total Assets at Fair Value	$3,154	$11	$—	$3,165
Liabilities at Fair Value:
Contingent consideration	$—	$—	$40	$40
Derivative liabilities related to:
Foreign currency contracts	—	8	—	8
Commodity contracts	73	12	—	85
Total Liabilities at Fair Value:	$73	$20	$40	$133
Liabilities Not Recorded at Fair Value:
Short-term debt instrument(1)	$—	$51	$—	$51
Long-term debt instruments(1)	—	2,231	—	2,231
Total Liabilities Not Recorded at Fair Value	$—	$2,282	$—	$2,282
Total Liabilities Recorded and Not Recorded at Fair Value	$73	$2,302	$40	$2,415

(1)
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
The fair value of short-term and long-term debt was determined based on current market yields for our debt traded in the secondary market.
The company’s contingent consideration relates to the Precision Planting acquisition and was settled during the three months ended Nov. 30, 2013.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

For the three months ended Nov. 30, 2013, and Nov. 30, 2012, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Nov. 30, 2013, and Aug. 31, 2013. The following table summarizes the change in fair value of the Level 3 liability for the three months ended Nov. 30, 2013.

(Dollars in millions)	Contingent Consideration
Balance as of Aug. 31, 2013	$40
Settlement	(40)
Balance as of Nov. 30, 2013	$—
There were no significant measurements of assets or liabilities to their implied fair value on a nonrecurring basis during the three months ended Nov. 30, 2013, and Nov. 30, 2012.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Nov. 30, 2013, and Aug. 31, 2013.
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

NOTE 14.	FINANCIAL INSTRUMENTS
Cash Flow Hedges
The company uses foreign currency forward and foreign currency option contracts as hedges of anticipated sales or purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual net cash flows will be adversely affected by changes in exchange rates.
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 21 months for foreign currency hedges and 42 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $34 million is expected to be reclassified from accumulated other comprehensive loss into earnings. During the three months ended Nov. 30, 2013, and Nov. 30, 2012, no cash flow hedges were discontinued.
Fair Value Hedges
The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three months ended Nov. 30, 2013, and Nov. 30, 2012.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Derivatives Not Designated as Hedging Instruments
The company uses foreign exchange contracts to hedge the effects of fluctuations in exchange rates on foreign currency denominated third-party and intercompany receivables and payables. Both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The company uses commodity contracts to hedge anticipated cash payments to growers in the United States, Argentina, Mexico and Brazil, which can fluctuate with changes in commodity price. Because these contracts do not meet the provisions specified by the Derivatives and Hedging topic of the ASC, they do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Nov. 30, 2013, and Aug. 31, 2013, were as follows:

	As of
(Dollars in millions)	Nov. 30, 2013	Aug. 31, 2013
Derivatives Designated as Hedges:
Foreign exchange contracts	$315	$261
Commodity contracts	916	872
Total Derivatives Designated as Hedges	$1,231	$1,133
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,667	$1,188
Commodity contracts	113	217
Interest rate contracts	138	—
Total Derivatives Not Designated as Hedges	$1,918	$1,405

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding were as follows:

	As of Nov. 30, 2013
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	$3	$—	$3	$—	$3
Derivatives not designated as hedges:
Foreign exchange contracts	15	—	15	—	15
Commodity contracts	1	—	1	—	1
Total miscellaneous receivables	19	—	19	—	19	$755	$774
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	1	(39)	(38)	38	—
Derivatives not designated as hedges:
Commodity contracts	1	—	1	—	1
Total other current assets	2	(39)	(37)	38	1	189	190
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	—	(23)	(23)	23	—
Total other assets	—	(23)	(23)	23	—	566	566
Total Asset Derivatives	$21	$(62)	$(41)	$61	$20
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$39	$(39)	$—	$—	$—
Total other current assets	39	(39)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	23	(23)	—	—	—
Total other assets	23	(23)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	3	—	3	—	3
Commodity contracts	2	—	2	—	2
Derivatives not designated as hedges:
Foreign exchange contracts	5	—	5	—	5
Commodity contracts	1	—	1	—	1
Total miscellaneous short-term accruals	11	—	11	—	11	$932	$943
Total Liability Derivatives	$73	$(62)	$11	$—	$11

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2013
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$1	$(6)	$(5)	$5	$—
Total trade receivables, net	1	(6)	(5)	5	—	$1,715	$1,715
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	3	—	3	—	3
Derivatives not designated as hedges:
Foreign exchange contracts	2	—	2	—	2
Commodity contracts	4	—	4	—	4
Total miscellaneous receivables	9	—	9	—	9	739	748
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	9	(61)	(52)	52	—
Derivatives not designated as hedges:
Commodity contracts(1)	5	(4)	1	—	1
Total other current assets	14	(65)	(51)	52	1	165	166
Other assets
Derivatives designated as hedges
Commodity contracts(1)	—	(9)	(9)	9	—
Total other assets	—	(9)	(9)	9	—	496	496
Total Asset Derivatives	$24	$(80)	$(56)	$66	$10
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$6	$(6)	$—	$—	$—
Total trade receivables, net	6	(6)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	61	(61)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other current assets	65	(65)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	9	(9)	—	—	—
Total other assets	9	(9)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	1	—	1	—	1
Commodity contracts	4	—	4	—	4
Derivatives not designated as hedges:
Foreign exchange contracts	7	—	7	—	7

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Total miscellaneous short-term accruals	12	—	12	—	12	$800	$812
Other liabilities
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other liabilities	1	—	1	—	1	381	382
Total Liability Derivatives	$93	$(80)	$13	$—	$13

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)
	Three Months Ended		Three Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	Nov. 30, 2013	Nov. 30, 2012	Nov. 30, 2013	Nov. 30, 2012
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(3)			$(2)	$6	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$(2)	$(1)	(2)	(2)	Net sales
Foreign currency contracts	(3)	(4)	—	3	Cost of goods sold
Commodity contracts(4)	(61)	(13)	(3)	17	Cost of goods sold
Interest rate contracts(5)	(2)	—	(3)	(3)	Interest expense
Total Derivatives Designated as Hedges	(68)	(18)	(10)	21
Derivatives Not Designated as Hedges:
Foreign currency contracts(6)			22	31	Other expense, net
Commodity contracts			2	5	Net sales
Commodity contracts			5	4	Cost of goods sold
Total Derivatives Not Designated as Hedges			29	40
Total Derivatives	$(68)	$(18)	$19	$61

(1)	Accumulated other comprehensive income (loss) (AOCI).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Loss and gain on fair value hedges includes a loss of $1 million and a loss of less than $1 million from ineffectiveness during the three months ended Nov. 30, 2013, and Nov. 30, 2012, respectively.

(4)
Loss and gain on commodity cash flow hedges includes a loss of $1 million and a loss of less than $1 million from ineffectiveness for the three months ended Nov. 30, 2013, and Nov. 30, 2012, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Nov. 30, 2013, and Nov. 30, 2012.

(5)	Loss on interest rate cash flow hedges includes a loss of less than $1 million from ineffectiveness for the three months ended Nov. 30, 2013.

(6)
Gain on foreign currency contracts not designated as hedges is offset by a foreign currency transaction loss of $41 million and $48 million during the three months ended Nov. 30, 2013, and Nov. 30, 2012, respectively.

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

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $4 million and $7 million as of Nov. 30, 2013, and Aug. 31, 2013, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.
Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Nov. 30, 2013, and Aug. 31, 2013, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
The company sells a broad range of agricultural products to a diverse group of customers throughout the world. In the United States, the company makes substantial sales to relatively few large wholesale customers. The company’s business is highly seasonal, and it is subject to weather conditions that affect commodity prices and seed yields. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize the risk of loss. Collateral is secured when it is deemed appropriate by the company.
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

	Three Months Ended Nov. 30, 2013			Three Months Ended Nov. 30, 2012
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$15	$3	$18	$20	$3	$23
Interest Cost on Benefit Obligation	23	2	25	22	2	24
Assumed Return on Plan Assets	(35)	(2)	(37)	(40)	(2)	(42)
Amortization of Unrecognized Net Loss	16	1	17	21	1	22
Curtailment and Settlement Charge	—	1	1	—	1	1
Total Net Periodic Benefit Cost	$19	$5	$24	$23	$5	$28

Health Care and Other Postretirement Benefits	Three Months Ended
(Dollars in millions)	Nov. 30, 2013	Nov. 30, 2012
Service Cost for Benefits Earned During the Period	$3	$5
Interest Cost on Benefit Obligation	3	3
Amortization of Unrecognized Net Gain	(4)	(3)
Total Net Periodic Benefit Cost	$2	$5

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Monsanto contributed $15 million to its U.S. qualified plan in the three month period ended Nov. 30, 2013, and $11 million in the three month period ended Nov. 30, 2012. Monsanto contributed $5 million to plans outside the United States in the three month period ended Nov. 30, 2013, and $3 million in the three month period ended Nov. 30, 2012. As of Nov. 30, 2013, management expects to make additional contributions of approximately $45 million and $10 million to the company’s pension plans in the United States and outside the United States, respectively, during the remainder of fiscal year 2014.

NOTE 16.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months ended Nov. 30, 2013, and Nov. 30, 2012. Stock-based compensation cost capitalized in inventory was $3 million and $3 million as of Nov. 30, 2013, and Aug. 31, 2013, respectively.

	Three Months Ended
(Dollars in millions)	Nov. 30, 2013	Nov. 30, 2012
Cost of Goods Sold	$2	$4
Selling, General and Administrative Expenses	20	15
Research and Development Expenses	5	5
Pre-Tax Stock-Based Compensation Expense	27	24
Income Tax Benefit	(9)	(8)
Net Stock-Based Compensation Expense	$18	$16
The following table summarizes stock-based compensation activity for and as of the three months ended Nov. 30, 2013, for employees under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012; for employees under the Climate Corporation 2006 Stock Plan, as amended on Oct. 30, 2013, collectively defined as Monsanto Stock Plans; and for directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan):

	Monsanto Stock Plans		Director Plan
	Stock Options	Restricted Stock Units	Deferred Stock	Restricted Stock
Granted	2,264,046	826,959	18,520	2,554
Weighted-average grant date fair value per share	$38.44	$101.08	$97.89	$97.89
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable in millions	$105.1	$120.9	$1.4	$0.2
Remaining weighted-average period of expense recognition/requisite service periods in years	3	3	1	1

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto recorded during the three months ended Nov. 30, 2013:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain on Available for Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive Loss
Balance as of Aug. 31, 2013	$(831)	$8	$(115)	$(340)	$(1,278)
Other comprehensive income (loss) before reclassifications	127	5	(43)	—	89
Amounts reclassified from accumulated other comprehensive loss	—	—	5	8	13
Net current-period other comprehensive income (loss)	127	5	(38)	8	102
Balance as of Nov. 30, 2013	$(704)	$13	$(153)	$(332)	$(1,176)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings during the three months ended Nov. 30, 2013:

Details about Accumulated Other Comprehensive Loss components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement of Consolidated Operations
Cash Flow Hedges:
Foreign Exchange Contracts Net Loss	$2	Net sales
Commodity Contracts Net Loss	3	Cost of goods sold
Interest Rate Contracts Net Loss	3	Interest expense
	8	Total before income taxes
	(3)	Income tax provision
	$5	Net of tax

Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$3	Inventory / Cost of goods sold(1)
Amortization of Unrecognized Net Loss	10	Selling and administrative expenses
	13	Total before income taxes
	(5)	Income tax provision
	$8	Net of tax

Total Reclassifications For The Period	$13	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $3 million of net periodic benefit cost to inventory, of which approximately $1 million was recognized in cost of goods sold during the three months ended Nov. 30, 2013. See Note 15 - Postretirement Benefits - Pensions, Health Care and Other - for additional information.

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

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

	Three Months Ended
(Shares in millions)	Nov. 30, 2013	Nov. 30, 2012
Weighted-Average Number of Common Shares	526.9	534.8
Dilutive Potential Common Shares	5.7	5.6
Antidilutive Potential Common Shares	1.8	4.2
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	0.1	4.1
NOTE 19.SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2013	Nov. 30, 2012
Interest	$42	$49
Taxes	102	147

NOTE 20.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia, Inc. is a party but that we manage and for which we are responsible. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $270 million and $271 million as of Nov. 30, 2013, and Aug. 31, 2013, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013.
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

•
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2013, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. After the trial for the Bibb medical monitoring class action began on Jan. 3, 2012, the parties reached a settlement in principle as to both the medical monitoring and the property class claims. The proposed settlement provides for a 30 year medical monitoring program consisting of a primary fund of up to $21 million and an additional fund of up to $63 million over the life of the program, and a three year property remediation plan with funding up to $9 million. On Feb. 24, 2012, the court preliminarily approved the parties’ proposed settlement. A fairness hearing was held June 18, 2012, resulting in the trial court's final approval of the settlement. Certain plaintiffs objected to the approval of the settlement and appealed to the West Virginia Supreme Court of Appeals. On Nov. 22, 2013, the West Virginia Supreme Court of Appeals dismissed the appeal and upheld the fairness of the class action settlements. On Dec. 20, 2013, the objector moved for a stay, pending his petition for writ of certiorari with the U.S. Supreme Court.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
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
Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe, and Argentina can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2013. Disclosures regarding these guarantees made by Monsanto can be found in Note 26 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013.

NOTE 21.	SEGMENT INFORMATION
Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, biotechnology platforms and precision agriculture. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The Agricultural Productivity reportable segment consists of the Agricultural Productivity operating segment. EBIT is defined as earnings before interest and taxes and is an operating performance measure for the two reportable segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on the segment’s relative contribution to total Monsanto operations. Allocation percentages remain relatively consistent for fiscal years 2013 and 2014.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2013	Nov. 30, 2012
Net Sales(1)
Corn seed and traits	$1,054	$1,139
Soybean seed and traits	267	231
Cotton seed and traits	137	185
Vegetable seeds	157	156
All other crops seeds and traits	61	44
Total Seeds and Genomics	$1,676	$1,755
Agricultural productivity	1,467	1,184
Total Agricultural Productivity	$1,467	$1,184
Total	$3,143	$2,939

Gross Profit
Corn seed and traits	$650	$686
Soybean seed and traits	168	118
Cotton seed and traits	92	127
Vegetable seeds	68	83
All other crops seeds and traits	27	11
Total Seeds and Genomics	$1,005	$1,025
Agricultural productivity	558	372
Total Agricultural Productivity	$558	$372
Total	$1,563	$1,397

EBIT(2)(3)
Seeds and Genomics	$104	$220
Agricultural Productivity	450	270
Total	$554	$490

Depreciation and Amortization Expense
Seeds and Genomics	$131	$123
Agricultural Productivity	31	29
Total	$162	$152

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $14 million and $11 million for the three months ended Nov. 30, 2013, and Nov. 30, 2012, respectively.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income for each period follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2013	Nov. 30, 2012
EBIT(1)	$554	$490
Interest Expense — Net	29	28
Income Tax Provision(2)	157	123
Net Income Attributable to Monsanto Company	$368	$339

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interests.

(2)	Includes the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.

NOTE 22.	SUBSEQUENT EVENTS
On Dec. 9, 2013, the board of directors declared a quarterly dividend on its common shares of 43 cents per share. The dividend is payable on Jan. 31, 2014, to shareholders of record on Jan. 10, 2014.
Other subsequent events are described in Note 5 — Variable Interest Entities.
In December 2013, Monsanto executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements the company has transferred the Chesterfield, Missouri facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million which enables the company to reduce the cost of constructing and operating the expansion by reducing certain state and local tax expenditures. Monsanto will then lease the facility from the County of St. Louis. The payments due to the company in relation to the Industrial Revenue Bonds and owed by the company in relation to the lease of the facilities qualify for the right of offset under the Balance Sheet topic of the ASC, on the Statements of Consolidated Financial Position, and as a result Monsanto will treat the Chesterfield facilities and the expansion as being owned by Monsanto and not include the Industrial Revenue Bonds on the Statements of Consolidated Financial Position as an asset.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Background
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products and herbicides provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds and precision agriculture to assist farmers in decision making. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup and Harness brand herbicides and other herbicides.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013. Financial information for the first three months of fiscal year 2014 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 21— Segment Information — for a reconciliation of EBIT to net income for the three months ended Nov. 30, 2013, and Nov. 30, 2012.
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

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

Executive Summary
Consolidated Operating Results — Net sales increased $204 million, or 7 percent, in the three-month comparison. The primary contributor to the increase in first quarter 2014 is increased pricing as a result of product mix for Roundup and other glyphosate-based herbicides, offset by a decrease in corn seed and traits volumes. Net income attributable to Monsanto Company in the first quarter 2014 was $0.69 per share, compared with $0.63 per share in the first quarter of 2013.
Financial Condition, Liquidity and Capital Resources — In first quarter 2014, working capital was $5,798 million compared with $5,899 million in the first quarter of 2013, a decrease of $101 million, and compared with $5,741 million at Aug. 31, 2013, a increase of $57 million. For a detailed discussion of the factors affecting the working capital comparison, see the "Working Capital and Financial Condition" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In the first quarter 2014, net cash provided by operating activities was $1,698 million compared with $1,569 million in first quarter of 2013. Net cash required by investing activities was $1,241 million in the first quarter of 2014 compared with $96 million in the first quarter of 2013. Free cash flow was $457 million in the first quarter of 2014 compared with $1,473 million in the first quarter of 2013. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In first quarter 2014, our debt-to-capital ratio was 21 percent compared with 14 percent at Aug. 31, 2013, an increase of 7 percentage points, and compared with 15 percent in first quarter 2013, an increase of 6 percentage points. The increases were primarily driven by the $1 billion debt issuance that occurred in November 2013. The proceeds were used primarily to fund the acquisition of The Climate Corporation and for general corporate purposes.
In November 2013, we purchased The Climate Corporation and hold 100 percent of the outstanding stock following the acquisition. The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). For a detailed discussion see the "Capital Resources and Liquidity" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In December 2013, we signed a definitive agreement with Novozymes to launch a BioAg alliance between Novozymes and Monsanto. Monsanto will pay Novozymes an aggregate upfront cash payment of $300 million for recognition of Novozymes ongoing business and capabilities in microbials and for Novozymes' ability to supply the alliance products. For a detailed discussion see the "Capital Resources and Liquidity" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
Outlook — We plan to continue to innovate and improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting and improving yields and improving the ways they can produce food, fiber, feed and fuel. We use the tools of modern biology and technology in an effort to make seeds easier to grow, to allow farmers to do more with fewer resources, and to help produce healthier foods for consumers. Our current R&D strategy and commercial priorities are focused on bringing our farmer customers second- and third-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, continued patent and legal rights to offer our products, general public acceptance of the products and the value they will deliver to the market.
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
See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2013.
New Accounting Pronouncements — See Note 2 — New Accounting Standards — for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows, as applicable.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended
(Dollars in millions, except per share amounts)	Nov. 30, 2013	Nov. 30, 2012	Change
Net Sales	$3,143	$2,939	7%
Cost of goods sold	1,580	1,542	2%
Gross Profit	1,563	1,397	12%
Operating Expenses:
Selling, general and administrative expenses	589	542	9%
Research and development expenses	409	346	18%
Total Operating Expenses	998	888	12%
Income from Operations	565	509	11%
Interest expense	53	51	4%
Interest income	(24)	(23)	4%
Other expense, net	20	17	18%
Income from Continuing Operations Before Income Taxes	516	464	11%
Income tax provision	152	122	25%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	364	342	6%
Discontinued Operations:
Income from operations of discontinued businesses	14	11	NM
Income tax provision	5	4	NM
Income from Discontinued Operations	9	7	NM
Net Income	$373	$349	7%
Less: Net income attributable to noncontrolling interest	5	10	NM
Net Income Attributable to Monsanto Company	$368	$339	9%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.67	$0.62	8%
Income from discontinued operations	0.02	0.01	NM
Net Income Attributable to Monsanto Company	$0.69	$0.63	10%
NM = Not Meaningful

Effective Tax Rate	29%	26%

Comparison as a Percent of Net Sales:
Cost of Goods Sold	50%	52%
Gross Profit	50%	48%
Selling, general and administrative expenses	19%	18%
Research and development expenses	13%	12%
Total operating expenses	32%	30%
Income from continuing operations before income taxes	16%	16%
Net income attributable to Monsanto Company	12%	12%

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

First Quarter Fiscal Year 2014
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income from continuing operations:
Net sales increased $204 million in first quarter 2014 from the same quarter a year ago. Our Seeds and Genomics segment net sales decreased 5 percent, and our Agricultural Productivity segment net sales increased 24 percent. The following table presents the percentage changes in first quarter 2014 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price and currency had on these percentage changes:

	First Quarter 2014 Percentage Change in Net Sales vs. First Quarter 2013
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(11)%	10%	(4)%	(5)%
Agricultural Productivity Segment	8%	21%	(5)%	24%
Total Monsanto Company	(4)%	15%	(4)%	7%
Cost of goods sold for the total company increased $38 million in the three-month comparison. Cost of goods sold as a percent of net sales for the total company decreased 2 percentage points to 50 percent. The following table represents the percentage changes in first quarter 2014 worldwide cost of goods sold by segment compared with cost of goods sold in the prior-year quarter, including the effect volume, costs and currency had on these percentage changes:

	First Quarter 2014 Percentage Change in Cost of Goods Sold vs. First Quarter 2013
	Volume	Costs	Currency	Total
Seeds and Genomics Segment	(8)%	2%	(2)%	(8)%
Agricultural Productivity Segment	8%	7%	(3)%	12%
Total Monsanto Company	—%	5%	(3)%	2%
Gross profit increased $166 million in the three-month comparison. Gross profit as a percent of net sales for the total company increased 2 percentage points to 50 percent in the first quarter 2014.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $110 million in first quarter 2014 compared to the prior-year comparable quarter. In the first quarter 2014, selling, general and administrative (SG&A) increased $47 million primarily due to The Climate Corporation acquisition and increased activity related to additional growth platforms. In the first quarter 2014, R&D increased $63 million primarily because of The Climate Corporation acquisition, breeding expansion and increased investment in our product pipeline. As a percent of net sales, SG&A expenses increased 1 percentage point to 19 percent, and R&D expenses increased 1 percentage point to 13 percent.
Income tax provision was $152 million in first quarter 2014, an increase of $30 million from the prior-year quarter as a result of the increase in pretax income and an increase in the effective tax rate to 29 percent from 26 percent in first quarter 2013. Monsanto recorded a discrete tax benefit of $7 million during first quarter 2014, primarily as a result of deferred tax adjustments. Monsanto recorded a discrete tax benefit of $22 million during first quarter 2013, primarily as a result of a capital loss from a deemed liquidation of a subsidiary. Without the impact of discrete tax adjustments, our effective tax rate for first quarter 2014 would have been comparable to the first quarter 2013 rate.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended
(Dollars in millions)	Nov. 30, 2013	Nov. 30, 2012	Change
Net Sales
Corn seed and traits	$1,054	$1,139	(7)%
Soybean seed and traits	267	231	16%
Cotton seed and traits	137	185	(26)%
Vegetable seeds	157	156	1%
All other crops seeds and traits	61	44	39%
Total Net Sales	$1,676	$1,755	(5)%
Gross Profit
Corn seed and traits	$650	$686	(5)%
Soybean seed and traits	168	118	42%
Cotton seed and traits	92	127	(28)%
Vegetable seeds	68	83	(18)%
All other crops seeds and traits	27	11	145%
Total Gross Profit	$1,005	$1,025	(2)%
EBIT(1)	$104	$220	(53)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — First Quarter Fiscal Year 2014
The net sales decrease of $85 million in corn seed and traits was primarily driven by lower volumes in Brazil and Argentina, partially offset by increased pricing in the United States. The decrease in volume in Brazil was primarily related to lower planted area. The decrease in volume in Argentina was due to shipments earlier in the season to meet customer demand and lower planted area partially offset by share growth. The increase in pricing in the United States was primarily driven by improved germplasm and trait mix.
The net sales increase of $36 million in soybean seed and traits was driven by the launch of Intacta RR2 PRO in Brazil as well as increased pricing in the United States from improved germplasm and trait mix.
The net sales decrease of $48 million in cotton seed and traits was driven by unfavorable foreign currency changes and lower planted area in Australia due to decreased cotton commodity prices.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $59 million, or 8 percent, to $671 million in the first quarter of 2014 compared to $730 million in the first quarter of 2013. The decrease was primarily the result of lower sales volume as noted in the net sales discussion.
Gross profit as a percent of sales for this segment increased 2 percent to 60 percent in the quarter-over-quarter comparison. Gross profit decreased $20 million in the first quarter of fiscal year 2014.
Gross profit for corn seeds and traits decreased 5 percent compared to the 7 percent decrease in net sales primarily due to product mix and cost of goods improvements in the United States.
Gross profit for soybean seed and traits increased 42 percent compared to the 16 percent increase in net sales primarily due to the increase in Intacta RR2 PRO trait revenue.
Gross profit for cotton seeds and traits decreased 28 percent compared to the 26 percent decrease in net sales primarily due to the lower Australia trait revenue as noted in the net sales discussion.
Gross profit for vegetable seeds decreased 18 percent compared to relatively flat net sales due to increased inventory obsolescence.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended
(Dollars in millions)	Nov. 30, 2013	Nov. 30, 2012	Change
Net Sales
Agricultural productivity	$1,467	$1,184	24%
Total Net Sales	$1,467	$1,184	24%
Gross Profit
Agricultural productivity	$558	$372	50%
Total Gross Profit	$558	$372	50%
EBIT(1)	$450	$270	67%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2014
Net sales in our Agricultural Productivity segment increased $283 million in the first quarter of 2014 from increased pricing as a result of product mix of Roundup and other glyphosate-based herbicides in all markets. In addition, sales volumes of Roundup and other glyphosate-based herbicides increased 5 percent in 2014 primarily from increased demand for our products in the United States and Brazil due to increased market size.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $97 million, or 12 percent, in the first quarter of 2014 to $909 million compared to $812 million in the first quarter of 2013. Roundup and other glyphosate-based herbicides cost of goods sold increased as fiscal year 2014 sales shifted to branded products, which are more costly to produce. Increased volume in our Roundup and other glyphosate-based herbicides business also contributed to this increase.

The net sales and cost of goods sold discussed above resulted in $186 million higher gross profit in the first quarter of 2014. Gross profit as a percent of sales for the Agricultural Productivity segment increased 7 percentage points to 38 percent in 2014 primarily due to the increased average net selling price discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of		As of Aug. 31,
(Dollars in millions, except current ratio)	Nov. 30, 2013	Nov. 30, 2012	2013
Cash and Cash Equivalents(1)	$4,496	$4,637	$3,668
Trade Receivables, Net(1)	2,283	2,168	1,715
Inventory, Net	3,873	3,571	2,947
Other Current Assets(1)(2)	1,844	1,684	1,747
Total Current Assets	$12,496	$12,060	$10,077
Short-Term Debt, including current portion of long-term debt	$262	$26	$51
Accounts Payable	853	785	995
Accrued Liabilities(3)	5,583	5,350	3,290
Total Current Liabilities	$6,698	$6,161	$4,336
Working Capital(4)	$5,798	$5,899	$5,741
Current Ratio(4)	1.87:1	1.96:1	2.32:1

(1)	May include restrictions as a result of our variable interest entity. See the Statements of Consolidated Financial Position and Note 5 — Variable Interest Entities — for more information.

(2)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

(3)
Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable and miscellaneous short-term accruals.

(4)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Nov. 30, 2013, compared with Aug. 31, 2013: Working capital increased $57 million, or 1 percent, between Aug. 31, 2013, and Nov. 30, 2013, primarily because of the following factors:

•
Cash and cash equivalents increased $828 million between respective periods primarily because of customer prepayments, offset by marketing program payments that occur in the first quarter of the fiscal year, which is consistent with the seasonality of our business. The net increase was offset by treasury share repurchases and dividends paid during the quarter. See cash flow section in this MD&A for additional detail.

•	Trade receivables, net increased $568 million between respective periods primarily due to the seasonality of our business.

•
Inventory, net increased $926 million between respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in the first quarter of the fiscal year resulting in a higher inventory balance.

These increases to working capital between Nov. 30, 2013, and Aug. 31, 2013, were partially offset by the following factors:

•	Accrued liabilities increased $2,293 million between respective periods primarily due to the following fluctuations:

◦	Deferred revenue increased $2,349 million due to customer prepayments that occur in the first quarter of the fiscal year as discussed above.

◦	Grower production accruals increased $574 million due to corn and soybean deliveries in advance of the 2014 fiscal year commercial selling season due to the seasonality of our business.
These increases in accrued liabilities were offset by the following decreases:

◦	Accrued marketing programs decreased $322 million due to the payout of several programs during the first quarter of 2014 consistent with the seasonality of our programs.

◦	Dividends payable decreased $228 million as there were no dividends declared in the first quarter 2014.
Nov. 30, 2013, compared with Nov. 30, 2012: Working capital decreased $101 million, or 2 percent, between Nov. 30, 2012, and Nov. 30, 2013, primarily because of the following factors:

•	Accrued liabilities increased $233 million between respective periods primarily due to the following fluctuation:

◦	Miscellaneous short-term accruals increased $240 million due to the timing of payments to a U.S. customer financing program for which we are the administrator.

•	Short-term debt increased $236 million between respective periods due to the use of commercial paper in the first quarter of fiscal year 2014 as discussed below.
These decreases to working capital between Nov. 30, 2013, and Nov. 30, 2012, were partially offset by the following factor:

•	Inventory, net increased $302 million primarily due to anticipation of increased sales plans for fiscal year 2014.
Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivable risk and to reduce our reliance on commercial paper borrowings. As of Nov. 30, 2013, the programs had $156 million in outstanding balances and we received $30 million of proceeds during the three month period under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $81 million as of Nov. 30, 2013. See Note 4 — Customer Financing Programs — for further discussion of these programs.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

Cash Flow

	Three Months Ended
(Dollars in millions)	Nov. 30, 2013	Nov. 30, 2012
Net Cash Provided by Operating Activities	$1,698	$1,569
Net Cash Required by Investing Activities	(1,241)	(96)
Free Cash Flow(1)	457	1,473
Net Cash Provided (Required) by Financing Activities	346	(116)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	25	(3)
Net Increase in Cash and Cash Equivalents	828	1,354
Cash and Cash Equivalents at Beginning of Period	3,668	3,283
Cash and Cash Equivalents at End of Period	$4,496	$4,637

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).

Operating: The increase in cash provided by continuing operations in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to higher accounts payable and accrued liabilities related to the timing of customer financing program and marketing program payments, offset by the following factors:

•	Increased trade accounts receivable due to higher sales, offset by increased market funding rebates applied against customer receivables.

•	Increased inventory primarily due to larger crop production plans in our seeds and genomics segment.
Investing: The increase in cash required by investing activities in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the acquisition of The Climate Corporation, see discussion below, and an increase in capital expenditures, also discussed below.
Financing: The increase in cash provided by financing activities in the first quarter of 2014 compared to cash required by financing activities in the first quarter of 2013 was primarily due to the $1 billion debt issuance that occurred in November 2013, as discussed below, offset by increased treasury stock purchases and dividends paid.
Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	Nov. 30, 2013	Nov. 30, 2012	2013
Short-Term Debt	$262	$26	$51
Long-Term Debt	3,057	2,054	2,061
Total Monsanto Company Shareowners’ Equity	12,572	12,259	12,559
Debt-to-Capital Ratio(1)	21%	15%	14%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. At Nov. 30, 2013, we had commercial paper borrowings outstanding of $195 million.
We have a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through April 1, 2016. As of Nov. 30, 2013, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants.
In November 2013, we issued $1 billion senior notes with a group of banks, primarily to fund the acquisition of The Climate Corporation, as discussed below, and for general business purposes.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

Our debt-to-capital ratio increased 6 percentage points compared with the Nov. 30, 2012 ratio, and 7 percentage points compared with the Aug. 31, 2013 ratio, primarily because of the debt issuance, as discussed above, in the first quarter of fiscal year 2014.
We held cash and cash equivalents and short-term investments of $4,745 million and $3,922 million at Nov. 30, 2013, and Aug. 31, 2013, respectively, of which $2,170 million and $2,319 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.
Dividends: There were no dividends declared in the first quarter of fiscal year 2014.
Capital Expenditures: We expect fiscal year 2014 capital expenditures to be in the range of $1 billion to $1.2 billion compared with $741 million in fiscal year 2013. The primary driver of this increase compared with 2013 is expected global seed manufacturing expansions and additional investment in one of our technology research facilities.
2014 Acquisitions: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyper local weather monitoring, weather simulation and agronomic modeling which has allowed them to develop risk management tools and agronomic decision support tools for growers. The acquisition will combine The Climate Corporation's expertise in agriculture risk-management with Monsanto’s R&D capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology.
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
2014 Collaboration: In December 2013, we signed a definitive agreement with Novozymes to launch a BioAg alliance between Novozymes and Monsanto. Novozymes, located in Denmark, is a biotech company focusing on microbial technology, discovery, development and production. The BioAg alliance will focus on the next wave of microbial solutions by bringing together Novozymes' capabilities for discovering, developing and producing microbial solutions with Monsanto's discovery programs, and advanced development, testing and commercial capabilities. Value from commercialization will be shared 50-50 between both companies. Monsanto will pay Novozymes an aggregate upfront cash payment of $300 million for recognition of Novozymes ongoing business and capabilities in microbials and for Novozymes' ability to supply alliance products. Closing is expected to occur in mid fiscal year 2014 subject to customary closing conditions.
2014 Contractual Obligations: Other than the increase in our long-term debt, discussed above, there have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2013.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

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
We are in the process of making a significant expansion of our Chesterfield, Missouri facility. In December 2013, we executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements we have transferred our Chesterfield, Missouri facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million which enables us to reduce our cost of constructing and operating the expansion by reducing certain state and local tax expenditures. We will then lease the facility from the County of St. Louis. The payments due to us in relation to the Industrial Revenue Bonds and owed by us in relation to the lease of the facilities qualify for the right of offset under ASC 210, Balance Sheet, on our Statements of Consolidated Financial Position, and as a result we will treat the Chesterfield facilities and the expansion as being owned by us and not include the Industrial Revenue Bonds on our Statements of Consolidated Financial Position as an asset. It is anticipated that we will execute certain additional incentive agreements in the future with the State of Missouri in connection with such expansion to provide additional benefits.

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
Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets. We will continue to consider, assess and address these developments and the challenges and issues they place on our businesses. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity. We continuously monitor the potential currency devaluation in Venezuela and currency volatility in Argentina and the potential impact on future periods.
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
We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. We plan to improve the overall performance of our vegetable seeds business, which has a portfolio focused on 21 crops. While near term financial results for the vegetable business could be affected by lower sales in certain regions experiencing political or economic instability, the business integration into a global platform, along with a number of process improvements, are expected to continue to improve our ability to develop and deliver new innovative products to our customer base. We plan to continue to pursue strategic acquisitions in our seed businesses to grow our branded seed share, expand our germplasm library, and strengthen our global breeding programs. We expect to see

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

continued competition in seeds and genomics. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
Commercialization of second- and third-generation traits and the stacking of multiple traits in corn, soy and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. We experienced an increase in competition in biotechnology as more competitors launched traits in the United States and internationally. Acquisitions may also present mid-to-longer term opportunities to increase penetration of our traits. We believe our competitive position continues to enable us to deliver second- and third-generation traits when our competitors are delivering their first-generation traits.
In Brazil, we expect to continue to operate our business model of collecting on the sale of certified seeds, a point-of-delivery payment system (Roundup Ready soybeans and Intacta RR2 PRO soybeans, with the recent China approval) and our indemnification collection system (Bollgard cotton), to capture value on all of our Roundup Ready soybeans and Bollgard cotton crops grown there. Following an adverse ruling from a panel of five judges in the Brazilian Superior Court of Justice denying our term correction for the first generation Roundup Ready patent term to 2014, we continue to defer collection of royalties for first generation Roundup Ready soybeans in Brazil until a final decision is reached by the courts. Growers can agree to gain royalty-free use of first generation Roundup Ready for the 2013-2014 seasons in exchange for a waiver of any claim for refunds for past payments by signing a new Grower License Agreement with a reciprocal release governing Monsanto’s technology. Almost all of the major grower unions in Mato Grosso (a key soybean state in Brazil) have committed to promote the new Grower License Agreements with their membership. The Supreme Court of Brazil has granted certiorari of the patent term correction case.
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
During 2007, we announced a long-term joint R&D and commercialization collaboration in plant biotechnology with BASF that focuses on high-yielding crops and crops that are tolerant to adverse conditions such as drought. Over the life of the collaboration, which was recently extended, we and BASF will dedicate a joint budget of potentially $2.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton, canola and wheat.
Our international traits businesses, in particular, probably will continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic and political environments. Growth in India's cotton germplasm and traits business continues to be impacted by government controlled pricing and uncertainties in the regulatory approval process for new trait introductions.
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
In May 2013, the USDA announced an investigation into alleged glyphosate-resistant volunteer wheat reported on a single field on an Oregon farm, and we are cooperating in the investigation. The USDA noted that glyphosate-tolerant wheat does not present a public health or food safety concern as the FDA completed its assessment of the product in 2004. The consultative process at the FDA was completed and the agency concluded that this product is as safe as non-GM wheat currently on the market. Initial development of glyphosate tolerant wheat was discontinued in 2005 under stringent stewardship procedures which were in compliance with USDA regulations. The USDA has reported that there is no indication that the genetically modified wheat product is found in U.S. wheat supplied to domestic or export markets. The USDA's investigation remains ongoing and the agency indicated that civil and criminal penalties could be imposed if circumstances warranted. Lawsuits which assert numerous legal claims have been filed against the company and have been consolidated in the Federal District Court of Kansas. Monsanto properly discontinued the development of the glyphosate-tolerant wheat event in 2005, has meritorious legal arguments against liability and will vigorously represent its interests in this matter.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

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
Other Information
As discussed in Note 20 — Commitments and Contingencies — and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2013. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations or liquidity.
The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2013. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability or liquidity for the current period could have been materially different from those presented in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Nov. 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Nov. 30, 2013.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia, Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 20 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities ” and is incorporated by reference herein. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2013.

ITEM 1A.	RISK FACTORS
Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2013, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2014 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2013:
Sep. 1, 2013, through Sep. 30, 2013	1,400,500		$103.69	1,400,500	$1,824,868,472
October 2013:
Oct. 1, 2013, through Oct. 31, 2013	2,898,263		$105.22	2,898,263	$1,519,916,985
November 2013:
Nov. 1, 2013, through Nov. 30, 2013	1,071,700	(2)	$107.70	1,024,300	$1,409,471,602
Total	5,370,463		$105.32	5,323,063	$1,409,471,602

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 47,400 shares purchased by affiliated purchaser.
In June 2013, the board of directors authorized a new share repurchase program, effective July 1, 2013, for up to $2 billion of the company's common stock over a three-year period. This repurchase program commenced on Aug. 20, 2013.
There were no other publicly announced plans outstanding as of Nov. 30, 2013.

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: January 8, 2014

MONSANTO COMPANY	FIRST QUARTER 2014 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
10.1	Form of Terms and Conditions of Retention and Performance Restricted Stock Unit Grant under the Monsanto Company 2005 Long-Term Incentive Plan [as Amended and Restated as of Jan. 24, 2012].
10.2
Form of Change of Control Employment Security Agreement for Messrs. Begemann, Grant and Preete, and Dr. Fraley, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 to Form 8-K, filed on Sept. 7, 2010, File No. 1-16167). †

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