Form 10-Q
period 2014-02-28
MONSANTO CO /NEW/
filed 2014-04-03
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Feb. 28, 2014
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 524,170,807 shares of Common Stock, $0.01 par value, outstanding as of March 31, 2014.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three and six months ended Feb. 28, 2014, and Feb. 28, 2013, the Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended Feb. 28, 2014, and Feb. 28, 2013, the Statements of Consolidated Financial Position as of Feb. 28, 2014, and Aug. 31, 2013, the Statements of Consolidated Cash Flows for the six months ended Feb. 28, 2014, and Feb. 28, 2013, the Statements of Consolidated Shareowners’ Equity for the six months ended Feb. 28, 2014, and year ended Aug. 31, 2013, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions)	Three Months Ended		Six Months Ended
	Feb. 28, 2014	Feb. 28, 2013	Feb. 28, 2014	Feb. 28, 2013
Net Sales	$5,832	$5,472	$8,975	$8,411
Cost of goods sold	2,385	2,402	3,965	3,944
Gross Profit	3,447	3,070	5,010	4,467
Operating Expenses:
Selling, general and administrative expenses	625	598	1,214	1,140
Research and development expenses	404	360	813	706
Total Operating Expenses	1,029	958	2,027	1,846
Income from Operations	2,418	2,112	2,983	2,621
Interest expense	40	35	93	86
Interest income	(23)	(27)	(47)	(50)
Other expense, net	61	22	81	39
Income from Continuing Operations Before Income Taxes	2,340	2,082	2,856	2,546
Income tax provision	672	603	824	725
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,668	$1,479	$2,032	$1,821
Discontinued Operations:
Income from operations of discontinued businesses	8	6	22	17
Income tax provision	4	2	9	6
Income from Discontinued Operations	4	4	13	11
Net Income	$1,672	$1,483	$2,045	$1,832
Less: Net income attributable to noncontrolling interest	2	—	7	10
Net Income Attributable to Monsanto Company	$1,670	$1,483	$2,038	$1,822
Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,666	$1,479	$2,025	$1,811
Income from discontinued operations	4	4	13	11
Net Income Attributable to Monsanto Company	$1,670	$1,483	$2,038	$1,822
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.18	$2.77	$3.86	$3.39
Income from discontinued operations	—	0.01	0.02	0.02
Net Income Attributable to Monsanto Company	$3.18	$2.78	$3.88	$3.41
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.15	$2.73	$3.81	$3.35
Income from discontinued operations	—	0.01	0.02	0.02
Net Income Attributable to Monsanto Company	$3.15	$2.74	$3.83	$3.37
Weighted Average Shares Outstanding:
Basic	524.8	534.8	525.9	534.8
Diluted	530.3	540.9	531.6	540.9
Dividends Declared per Share	$0.86	$0.75	$0.86	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited (Dollars in millions)	Three Months Ended		Six Months Ended
	Feb. 28, 2014	Feb. 28, 2013	Feb. 28, 2014	Feb. 28, 2013
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$1,670	$1,483	$2,038	$1,822
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation, net of tax of $(4) , $0, $(12), and $0, respectively	(48)	114	79	166
Postretirement benefit plan activity, net of tax of $4, $7, $9, and $14, respectively	6	12	14	23
Unrealized net gains on investment holdings, net of tax of $2, $0, $5, and $3, respectively	3	—	8	6
Realized net gains (losses) on investment holdings, net of tax of $0, $(4), $0, and $(3), respectively	1	(7)	1	(6)
Unrealized net derivative gains (losses), net of tax of $9, $(31), $(16), and $(37), respectively	12	(51)	(31)	(63)
Realized net derivative gains (losses), net of tax of $3, $(15), $6, and $(20), respectively	6	(24)	11	(34)
Total Other Comprehensive Income (Loss), Net of Tax	(20)	44	82	92
Comprehensive Income Attributable to Monsanto Company	$1,650	$1,527	$2,120	$1,914
Comprehensive Income Attributable to Noncontrolling Interests
Net Income Attributable to Noncontrolling Interests	2	—	7	10
Other Comprehensive Income
Foreign currency translation	1	12	6	8
Total Other Comprehensive Income	1	12	6	8
Comprehensive Income Attributable to Noncontrolling Interests	$3	$12	$13	$18
Total Comprehensive Income	$1,653	$1,539	$2,133	$1,932
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions)	As of
	Feb. 28, 2014	Aug. 31, 2013
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2014: $15 and 2013: $140)	$3,805	$3,668
Short-term investments	45	254
Trade receivables, net (variable interest entity restricted - 2014: $129 and 2013: $0)	2,515	1,715
Miscellaneous receivables	668	748
Deferred tax assets	591	579
Inventory, net	3,692	2,947
Other current assets	234	166
Total Current Assets	11,550	10,077
Total property, plant and equipment	9,815	9,491
Less accumulated depreciation	5,080	4,837
Property, Plant and Equipment, Net	4,735	4,654
Goodwill	4,327	3,520
Other Intangible Assets, Net	1,645	1,226
Noncurrent Deferred Tax Assets	459	454
Long-Term Receivables, Net	131	237
Other Assets	610	496
Total Assets	$23,457	$20,664
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$104	$51
Accounts payable	847	995
Income taxes payable	630	91
Accrued compensation and benefits	334	492
Accrued marketing programs	1,018	1,078
Deferred revenues	863	517
Grower production accruals	225	60
Dividends payable	226	228
Customer payable	31	12
Miscellaneous short-term accruals	773	812
Total Current Liabilities	5,051	4,336
Long-Term Debt	3,051	2,061
Postretirement Liabilities	333	357
Long-Term Deferred Revenue	94	138
Noncurrent Deferred Tax Liabilities	507	469
Long-Term Portion of Environmental and Litigation Liabilities	187	193
Other Liabilities	393	382
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 604,208,684 and 601,631,267 shares, respectively
Outstanding 524,459,766 and 529,029,712 shares, respectively	6	6
Treasury stock 79,748,918 and 72,601,555 shares, respectively, at cost	(4,904)	(4,140)
Additional contributed capital	10,997	10,783
Retained earnings	8,775	7,188
Accumulated other comprehensive loss	(1,196)	(1,278)
Total Monsanto Company Shareowners’ Equity	13,678	12,559
Noncontrolling Interest	163	169
Total Shareowners’ Equity	13,841	12,728
Total Liabilities and Shareowners’ Equity	$23,457	$20,664
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Six Months Ended
	Feb. 28, 2014	Feb. 28, 2013
Operating Activities:
Net Income	$2,045	$1,832
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	332	305
Bad-debt expense	20	10
Stock-based compensation expense	57	49
Excess tax benefits from stock-based compensation	(36)	(47)
Deferred income taxes	32	52
Equity affiliate (income) expense, net	4	(2)
Net gain on sales of a business or other assets	(2)	(14)
Other items	42	(37)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(705)	(201)
Inventory, net	(742)	(243)
Deferred revenues	313	301
Accounts payable and other accrued liabilities	588	25
Pension contributions	(49)	(24)
Other items	(53)	(149)
Net Cash Provided by Operating Activities	1,846	1,857
Cash Flows (Required) Provided by Investing Activities:
Purchases of short-term investments	(105)	(320)
Maturities of short-term investments	314	312
Capital expenditures	(471)	(261)
Acquisition of businesses, net of cash acquired	(922)	(79)
Purchases of long-term debt and equity securities	(12)	—
Technology and other investments	(378)	(48)
Other proceeds	18	95
Net Cash Required by Investing Activities	(1,556)	(301)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(44)	142
Short-term debt proceeds	28	1
Short-term debt reductions	—	(29)
Long-term debt proceeds	999	16
Long-term debt reductions	(3)	(2)
Payments on other financing	(39)	—
Debt issuance costs	(8)	—
Treasury stock purchases	(764)	(327)
Stock option exercises	128	136
Excess tax benefits from stock-based compensation	36	47
Tax withholding on restricted stock and restricted stock units	(8)	(3)
Dividend payments	(453)	(402)
Dividend payments to noncontrolling interests	(19)	(1)
Net Cash Required by Financing Activities	(147)	(422)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	26
Net Increase in Cash and Cash Equivalents	137	1,160
Cash and Cash Equivalents at Beginning of Period	3,668	3,283
Cash and Cash Equivalents at End of Period	$3,805	$4,443
See Note 1 — Background and Basis of Presentation and Note 19 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2012	$6	$(3,045)	$10,371	$5,537	$(1,036)	$203	$12,036
Net income	—	—	—	2,482	—	43	2,525
Other comprehensive loss for 2013	—	—	—	—	(242)	(27)	(269)
Treasury stock purchases	—	(1,095)	—	—	—	—	(1,095)
Restricted stock withholding	—	—	(10)	—	—	—	(10)
Issuance of shares under employee stock plans	—	—	257	—	—	—	257
Excess tax benefits from stock-based compensation	—	—	69	—	—	—	69
Stock-based compensation expense	—	—	97	—	—	—	97
Cash dividends of $1.56 per common share	—	—	—	(831)	—	—	(831)
Dividend payments to noncontrolling interest	—	—	—	—	—	(174)	(174)
Acquisition of noncontrolling interest	—	—	(1)	—	—	(9)	(10)
Proceeds from noncontrolling interest	—	—	—	—	—	133	133
Balance as of Aug. 31, 2013	$6	$(4,140)	$10,783	$7,188	$(1,278)	$169	$12,728
Net income	—	—	—	2,038	—	7	2,045
Other comprehensive income for 2014	—	—	—	—	82	6	88
Treasury stock purchases	—	(764)	—	—	—	—	(764)
Restricted stock withholding	—	—	(8)	—	—	—	(8)
Issuance of shares under employee stock plans	—	—	128	—	—	—	128
Excess tax benefits from stock-based compensation	—	—	37	—	—	—	37
Stock-based compensation expense	—	—	57	—	—	—	57
Cash dividends of $0.86 per common share	—	—	—	(451)	—	—	(451)
Dividend payments to noncontrolling interest	—	—	—	—	—	(19)	(19)
Balance as of Feb. 28, 2014	$6	$(4,904)	$10,997	$8,775	$(1,196)	$163	$13,841

(1)	See Note 17 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive income (loss).
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013. Financial information for the first six months of fiscal year 2014 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In July 2013, the FASB issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses, or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Currently, U.S. Generally Accepted Accounting Principles ("U.S. GAAP") does not provide explicit guidance on the topic. This new presentation guidance will become effective prospectively for fiscal years, and interim periods within those years, beginning after Dec. 15, 2013. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2015. While the company is evaluating the impact this standard will have on the presentation of unrecognized tax benefits in the company's Statements of Consolidated Financial Position, it will not affect the company's results of operations, financial condition or cash flows.
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
In July 2012, the FASB issued amendments to the Intangibles-Goodwill and Other topic of the Accounting Standards Codification ("ASC"). Prior to this amendment the company performs a two-step test as outlined by the ASC. Step one of the two-step indefinite-lived intangible asset impairment test is performed by calculating the fair value of the indefinite-lived intangible asset and comparing the fair value with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, then the company is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendment, an entity has the option to first assess qualitative factors to

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after Sep. 15, 2012. Accordingly, Monsanto will adopt this amendment in fiscal year 2014 for the annual impairment test of indefinite-lived intangible assets and does not expect the adoption to have a material impact on the consolidated financial statements.
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

NOTE 3.	BUSINESS COMBINATIONS AND COLLABORATIVE ARRANGEMENTS
Business Combinations
2014 Acquisitions: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyper-local weather monitoring, weather simulation and agronomic modeling which has allowed them to develop risk management tools and agronomic decision support tools for growers. The acquisition will combine The Climate Corporation's expertise in agriculture risk-management with Monsanto’s research and development ("R&D") capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The acquisition of the company qualifies as a business under the Business Combinations topic of the ASC. Acquisition costs were $17 million, of which $1 million were recorded in 2014. These costs were classified as selling, general and administrative expenses. The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is not deductible for tax purposes.
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

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

(Dollars in millions)	2014 Acquisition
Current Assets	$59
Property, Plant & Equipment	9
Goodwill	787
Other Intangible Assets	142
Total Assets Acquired	997
Current Liabilities	10
Other Liabilities	55
Total Liabilities Assumed	65
Net Assets Acquired	$932
Supplemental Information:
Net assets acquired	$932
Cash acquired	15
Cash paid, net of cash acquired	$917
Pro forma information related to the 2014 acquisition is not presented because the impact of the acquisition on Monsanto's consolidated results of operations is not significant.
The following table presents details of the definite life acquired identifiable intangible assets:

(Dollars in millions)	Weighted-Average Life (Years)	Useful Life (Years)	2014 Acquisition
Acquired Intellectual Property	10	10	$138
Customer Relationships	1	1	4
Other Intangible Assets			$142
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

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
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
Collaborative Arrangements
In the normal course of business, Monsanto enters into collaborative arrangements for the research, development, manufacture and/or commercialization of agricultural products. Collaborative arrangements are contractual agreements with third parties that involve a joint operating activity, such as research and development and commercialization of a collaboration product, where both Monsanto and the third party are active participants in the activities of the collaboration and are exposed to significant risks and rewards of the collaboration. These collaborations generally include cost sharing and profit sharing. Monsanto's collaboration agreements are performed with no guarantee of either technological or commercial success. The company's significant arrangements are discussed below.
Monsanto has entered into various multi-year research, development, manufacturing and commercialization collaborations related to various activities including plant biotechnology and microbial solutions. Under these collaborations, Monsanto and the third parties participate in the R&D and/or manufacturing activities and Monsanto has the primary responsibility for the commercialization of the collaboration products. The collaborations are accounted for in accordance with the Collaborative Arrangements topic of the ASC.
During both the three and six months ended Feb. 28, 2014, Monsanto expensed royalties, purchases and profit sharing payments to third parties under collaborative agreements in the amount of $4 million. These amounts were classified as cost of goods sold on the Statements of Consolidated Operations. There were no expensed royalties, purchases or profit sharing payments to third parties under collaborative agreements during both the three and six months ended Feb. 28, 2013. During each of the three months ended Feb. 28, 2014, and Feb. 28, 2013, Monsanto recorded a net R&D reimbursement from third parties under collaboration agreements in the amount of $12 million. During the six months ended Feb. 28, 2014, and Feb. 28, 2013, Monsanto recorded a net R&D reimbursement from third parties under collaboration agreements in the amounts of $20 million and $27 million, respectively. These amounts were classified as a reduction to research and development expenses on the Statements of Consolidated Operations.

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of
(Dollars in millions)	Feb. 28, 2014	Aug. 31, 2013
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$10	$348
Maximum future payout under recourse provisions	1	19
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$9	$44
Maximum future payout under recourse provisions	9	41
Agreements with Lenders(3)
Outstanding balance	$84	$45
Maximum future payout under the guarantee	60	32

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gross amount of receivables sold under transactions that qualify for sales treatment were:

	Gross Amount of Receivables Sold
	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2014	Feb. 28, 2013	Feb. 28, 2014	Feb. 28, 2013
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$—	$—	$23	$2
European and Latin American agreements to sell trade receivables(2)	3	3	10	3

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
There were no significant recourse or non-recourse liabilities for all programs as of Feb. 28, 2014, and Aug. 31, 2013. There were no significant delinquent loans for all programs as of Feb. 28, 2014, and Aug. 31, 2013.

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
Consolidated VIEs
Monsanto has a financing program in Brazil that is recorded as a consolidated VIE. For the most part, the VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and have been established to service Monsanto’s customer receivables. A 91 percent senior interest in the entity is held by third parties, primarily investment funds, as of Feb. 28, 2014, and Aug. 31, 2013, and Monsanto holds the remaining nine percent interest. Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least nine percent and could be required to provide additional contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. See Note 4 — Customer Financing Programs — for additional information regarding the revolving financing arrangement.
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

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
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

	Financing Program VIE
	As of
(Dollars in millions)	Feb. 28, 2014	Aug. 31, 2013
Cash and cash equivalents	$15	$140
Trade receivables, net	129	—
Total Assets	$144	$140
Total Liabilities	—	—
Maximum Exposure to Loss	$13	$—
Monsanto has entered into several agreements with third parties to establish entities to focus on research and development related to various activities including agricultural fungicides and biologicals for agricultural applications. All entities are recorded as consolidated VIEs of Monsanto. Under each of the arrangements, Monsanto holds call options to acquire the majority of the equity interests in each VIE from the third party owners. Monsanto will fund the operations of the VIEs in return for either additional equity interests or to retain the call options. The funding, which may total up to $108 million, will be provided in separate research phases if research milestones are met over the next several years. The VIEs were established to perform agricultural-based research and development activities for the benefit of Monsanto, and Monsanto provides all funding of the VIEs' activities. Further, Monsanto has the power to direct the activities most significant to the VIEs. As a result, Monsanto is the primary beneficiary of the VIEs and the VIEs have been consolidated in Monsanto's consolidated financial statements. As of Feb. 28, 2014, and Aug. 31, 2013, the VIEs had no significant assets or liabilities. Monsanto's maximum exposure to loss was $43 million and $11 million as of Feb. 28, 2014, and Aug. 31, 2013, respectively, which includes our current investment in the VIEs, the funding required to be provided to the VIEs during the research phases and/or the initial consideration paid related to the call options. The third party owners of the VIEs do not have recourse to the general assets of Monsanto beyond Monsanto's maximum exposure to loss at any given time relating to the VIE.
Non-Consolidated VIE
Monsanto has a variable interest through an investment with a software company that develops software with agricultural applications. The company has not provided financial or other support other than its original investment, has no implied or unfunded commitments and the maximum exposure to loss is limited to the amount of investment in the entity and is not significant. There were no significant assets or liabilities for the VIE as of Feb. 28, 2014, and Aug. 31, 2013.

NOTE 6.	RECEIVABLES
Trade receivables on the Statements of Consolidated Financial Position are net of allowances of $72 million and $68 million as of Feb. 28, 2014, and Aug. 31, 2013, respectively.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $128 million and $112 million with a corresponding allowance for credit losses on these receivables of $105 million and $104 million as of Feb. 28, 2014, and Aug. 31, 2013, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2012	$141
Incremental Provision	7
Recoveries	(1)
Write-offs	(47)
Other(1)	4
Balance as of Aug. 31, 2013	$104
Incremental Provision	5
Recoveries	(2)
Write-offs	(10)
Other(1)	8
Balance as of Feb. 28, 2014	$105
(1)Includes reclassifications from trade receivables, net and foreign currency translation adjustments.
In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $108 million and $229 million as of Feb. 28, 2014, and Aug. 31, 2013, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	Feb. 28, 2014	Aug. 31, 2013
Finished Goods	$1,700	$1,079
Goods In Process	1,679	1,619
Raw Materials and Supplies	479	418
Inventory at FIFO Cost	3,858	3,116
Excess of FIFO over LIFO Cost	(166)	(169)
Total	$3,692	$2,947

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first six months of fiscal year 2014, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2013	$3,461	$59	$3,520
Acquisition activity (see Note 3)	787	—	787
Effect of foreign currency translation adjustments	20	—	20
Balance as of Feb. 28, 2014	$4,268	$59	$4,327
Goodwill increased during the six months ended Feb. 28, 2014, due to the acquisition of The Climate Corporation. See Note 3 - Business Combinations and Collaborative Arrangements - for further information. There were no events or circumstances

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

indicating that goodwill might be impaired as of Feb. 28, 2014. The fiscal year 2014 annual goodwill impairment test will be performed as of March 1, 2014.
Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2014			As of Aug. 31, 2013
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Intellectual Property	$1,187	$(492)	$695	$1,095	$(791)	$304
Acquired Germplasm	1,119	(735)	384	1,113	(717)	396
Trademarks	368	(135)	233	341	(131)	210
Customer Relationships	340	(193)	147	306	(179)	127
Other	181	(99)	82	177	(91)	86
Total Other Intangible Assets, Finite Lives	$3,195	$(1,654)	$1,541	$3,032	$(1,909)	$1,123
In Process Research & Development, Indefinite Lives	104	—	104	103	—	103
Total Other Intangible Assets	$3,299	$(1,654)	$1,645	$3,135	$(1,909)	$1,226
The increase in total other intangible assets during the six months ended Feb. 28, 2014, is primarily related to the acquisition of The Climate Corporation and the Novozymes collaborative arrangement. Total amortization expense of other intangible assets was $33 million and $31 million in second quarter of fiscal years 2014 and 2013, respectively. Total amortization expense of other intangible assets was $60 million and $59 million for the six months ended Feb. 28, 2014, and Feb. 28, 2013, respectively.
The estimated intangible asset amortization expense for fiscal year 2014 through fiscal year 2018 is as follows:

(Dollars in millions)	Amount
2014	$144
2015	176
2016	173
2017	152
2018	118

NOTE 9.	INVESTMENTS
As of Feb. 28, 2014, and Aug. 31, 2013, Monsanto has short-term investments outstanding of $45 million and $254 million, respectively. The investments at Feb. 28, 2014, and Aug. 31, 2013, are comprised of commercial paper with original maturities of one year or less. See Note 13 — Fair Value Measurements.
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Feb. 28, 2014, and Aug. 31, 2013, these long-term equity securities are recorded in other assets in the Statements of Consolidated Financial Position at a fair value of $47 million and $22 million, respectively. See Note 17 — Accumulated Other Comprehensive Loss.
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of Feb. 28, 2014, and Aug. 31, 2013, these investments were recorded at $81 million and $67 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators.
No significant impairments were recorded on any investments for each of the three and six month periods ended Feb. 28, 2014, and Feb. 28, 2013.

NOTE 10.	DEFERRED REVENUE
As of Feb. 28, 2014, and Aug. 31, 2013, short-term deferred revenue was $863 million and $517 million, respectively. This balance primarily consists of cash received related to Monsanto's prepayment programs in the United States and Brazil. These programs allow Monsanto's customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balance is consistent with the seasonality of Monsanto's business. Prepayment options are attractive to customers given

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
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
In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million was recorded for each of the three months ended Feb. 28, 2014, and Feb. 28, 2013, and revenue of $40 million was recorded for each of the six months ended Feb. 28, 2014, and Feb. 28, 2013. As of Feb. 28, 2014, and Aug. 31, 2013, the remaining receivable balance is $147 million and $230 million, respectively, of which $85 million is current in both periods and is included in trade receivables, net. The remaining balance is included in long-term receivables, net on the Statements of Consolidated Financial Position. As of Feb. 28, 2014, and Aug. 31, 2013, the remaining deferred revenue balance is $119 million and $159 million, respectively, of which $79 million is included in current deferred revenue in both periods. The interest income recorded on this receivable is $1 million and $2 million for the three months ended Feb. 28, 2014, and Feb. 28, 2013, respectively. Interest income recorded on this receivable is $2 million and $3 million for the six months ended Feb. 28, 2014, and Feb. 28, 2013, respectively.
In 2008, Monsanto and Syngenta entered into a Genuity Roundup Ready 2 Yield Soybean License Agreement, which grants Syngenta access to Monsanto’s Genuity Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $11 million and $8 million related to this agreement was recorded for the three months ended Feb. 28, 2014, and Feb. 28, 2013, respectively, and revenue of $14 million and $12 million was recorded for the six months ended Feb. 28, 2014, and Feb. 28, 2013, respectively. As of Feb. 28, 2014, and Aug. 31, 2013, the remaining receivable balance is $42 million and $58 million, respectively. The majority of this balance is current and is included in trade receivables, net. The remaining balance is included in long-term receivables, net on the Statements of Consolidated Financial Position. As of Feb. 28, 2014, and Aug. 31, 2013, the remaining deferred revenue balance is $27 million and $34 million, respectively, of which $20 million is included in current deferred revenue in both periods.

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
In November 2013, Monsanto issued $400 million of Floating Rate Senior Notes which are due on Nov. 7, 2016, (Floating Rate Notes), $300 million of 1.85% Senior Notes which are due on Nov. 15, 2018, (2018 Senior Notes) and $300 million of 4.65% Senior Notes which are due on Nov. 15, 2043, (2043 Senior Notes). All notes were issued under the 2011 shelf registration.
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
The fair value of the total short-term debt was $104 million and $51 million as of Feb. 28, 2014, and Aug. 31, 2013, respectively. The fair value of the total long-term debt was $3,246 million and $2,231 million as of Feb. 28, 2014, and Aug. 31, 2013, respectively.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 13.	FAIR VALUE MEASUREMENTS
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
The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Feb. 28, 2014, and Aug. 31, 2013. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Feb. 28, 2014, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Cash equivalents	$3,263	$—	$—	$3,263
Short-term investments	45	—	—	45
Equity securities	47	—	—	47
Derivative assets related to:
Foreign currency contracts	—	8	—	8
Commodity contracts	5	4	—	9
Total Assets at Fair Value	$3,360	$12	$—	$3,372
Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency contracts	$—	$12	$—	$12
Commodity contracts	51	6	—	57
Total Liabilities at Fair Value	$51	$18	$—	$69
Liabilities Not Recorded at Fair Value:
Short-term debt instruments(1)	$—	$104	$—	$104
Long-term debt instruments(1)	—	3,246	—	3,246
Total Liabilities Not Recorded at Fair Value	$—	$3,350	$—	$3,350
Total Liabilities Recorded and Not Recorded at Fair Value	$51	$3,368	$—	$3,419

(1)
Short-term and long-term debt instruments are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2013, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Cash equivalents	$2,865	$—	$—	$2,865
Short-term investments	254	—	—	254
Equity securities	22	—	—	22
Derivative assets related to:
Foreign currency contracts	—	5	—	5
Commodity contracts	13	6	—	19
Total Assets at Fair Value	$3,154	$11	$—	$3,165
Liabilities at Fair Value:
Contingent consideration	$—	$—	$40	$40
Derivative liabilities related to:
Foreign currency contracts	—	8	—	8
Commodity contracts	73	12	—	85
Total Liabilities at Fair Value:	$73	$20	$40	$133
Liabilities Not Recorded at Fair Value:
Short-term debt instrument(1)	$—	$51	$—	$51
Long-term debt instruments(1)	—	2,231	—	2,231
Total Liabilities Not Recorded at Fair Value	$—	$2,282	$—	$2,282
Total Liabilities Recorded and Not Recorded at Fair Value	$73	$2,302	$40	$2,415

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
The fair value of short-term and long-term debt was determined based on current market yields for our debt traded in the secondary market.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

For the six months ended Feb. 28, 2014, and Feb. 28, 2013, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Feb. 28, 2014, and Aug. 31, 2013. The following table summarizes the change in fair value of the Level 3 liability for the six months ended Feb. 28, 2014.

(Dollars in millions)	Contingent Consideration
Balance as of Aug. 31, 2013	$40
Settlement	(40)
Balance as of Feb. 28, 2014	$—
There were no significant measurements of assets or liabilities to their implied fair value on a nonrecurring basis during the six months ended Feb. 28, 2014, and Feb. 28, 2013.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Feb. 28, 2014, and Aug. 31, 2013.
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
Cash Flow Hedges
The company uses foreign currency forward and foreign currency option contracts to hedge anticipated sales or purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual net cash flows will be adversely affected by changes in exchange rates.
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 18 months for foreign currency hedges and 39 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $50 million is expected to be reclassified from accumulated other comprehensive loss into earnings. During the three and six months ended Feb. 28, 2014, and Feb. 28, 2013, no cash flow hedges were discontinued.
Fair Value Hedges
The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three and six months ended Feb. 28, 2014, and Feb. 28, 2013.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
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
Monsanto uses interest rate contracts to minimize the variability of forecasted cash flows arising from one of the company’s VIEs. The interest rate contracts do not qualify for hedge accounting treatment under the Derivatives and Hedging Topic of the ASC. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Feb. 28, 2014, and Aug. 31, 2013, were as follows:

	As of
(Dollars in millions)	Feb. 28, 2014	Aug. 31, 2013
Derivatives Designated as Hedges:
Foreign exchange contracts	$243	$261
Commodity contracts	949	872
Total Derivatives Designated as Hedges	$1,192	$1,133
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,269	$1,188
Commodity contracts	145	217
Interest rate contracts	137	—
Total Derivatives Not Designated as Hedges	$1,551	$1,405

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of Feb. 28, 2014
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts	$2	$—	$2	$—	$2
Total trade receivables, net	2	—	2	—	2	$2,513	$2,515
Miscellaneous receivables
Derivatives not designated as hedges:
Foreign exchange contracts	8	—	8	—	8
Total miscellaneous receivables	8	—	8	—	8	660	668
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	3	(46)	(43)	43	—
Derivatives not designated as hedges:
Commodity contracts(1)	2	(1)	1	1	2
Total other current assets	5	(47)	(42)	44	2	232	234
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	2	(4)	(2)	2	—
Total other assets	2	(4)	(2)	2	—	610	610
Total Asset Derivatives	$17	$(51)	$(34)	$46	$12
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$46	$(46)	$—	$—	$—
Derivatives not designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total other current assets	47	(47)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other assets	4	(4)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	3	—	3	—	3
Commodity contracts	3	—	3	—	3
Derivatives not designated as hedges:
Foreign exchange contracts	9	—	9	—	9
Commodity contracts	1	—	1	—	1
Total miscellaneous short-term accruals	16	—	16	—	16	$757	$773
Other liabilities
Derivatives designated as hedges:
Commodity contracts	2	—	2	—	2
Total other liabilities	2	—	2	—	2	391	393
Total Liability Derivatives	$69	$(51)	$18	$—	$18

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

	As of Aug. 31, 2013
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$1	$(6)	$(5)	$5	$—
Total trade receivables, net	1	(6)	(5)	5	—	$1,715	$1,715
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	3	—	3	—	3
Derivatives not designated as hedges:
Foreign exchange contracts	2	—	2	—	2
Commodity contracts	4	—	4	—	4
Total miscellaneous receivables	9	—	9	—	9	739	748
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	9	(61)	(52)	52	—
Derivatives not designated as hedges:
Commodity contracts(1)	5	(4)	1	—	1
Total other current assets	14	(65)	(51)	52	1	165	166
Other assets
Derivatives designated as hedges
Commodity contracts(1)	—	(9)	(9)	9	—
Total other assets	—	(9)	(9)	9	—	496	496
Total Asset Derivatives	$24	$(80)	$(56)	$66	$10
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$6	$(6)	$—	$—	$—
Total trade receivables, net	6	(6)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	61	(61)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other current assets	65	(65)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	9	(9)	—	—	—
Total other assets	9	(9)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	1	—	1	—	1

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Commodity contracts	4	—	4	—	4
Derivatives not designated as hedges:
Foreign exchange contracts	7	—	7	—	7
Total miscellaneous short-term accruals	12	—	12	—	12	$800	$812
Other liabilities
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other liabilities	1	—	1	—	1	381	382
Total Liability Derivatives	$93	$(80)	$13	$—	$13

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)
	Three Months Ended		Three Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	Feb. 28, 2014	Feb. 28, 2013	Feb. 28, 2014	Feb. 28, 2013
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(3)			$(12)	$(6)	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$4	$4	4	—	Net sales
Foreign currency contracts	(1)	1	—	(1)	Cost of goods sold
Commodity contracts(4)	18	(87)	(10)	43	Cost of goods sold
Interest rate contracts	—	—	(3)	(3)	Interest expense
Total Derivatives Designated as Hedges	21	(82)	(21)	33
Derivatives Not Designated as Hedges:
Foreign currency contracts(5)			3	(1)	Other expense, net
Commodity contracts			1	(12)	Net sales
Commodity contracts			2	(3)	Cost of goods sold
Total Derivatives Not Designated as Hedges			6	(16)
Total Derivatives	$21	$(82)	$(15)	$17

(1)	Accumulated other comprehensive income (loss) (AOCI).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Loss on fair value hedges includes a loss of $2 million and $4 million from ineffectiveness during the three months ended Feb. 28, 2014, and Feb. 28, 2013, respectively.

(4)
Loss and gain on commodity cash flow hedges includes a loss of $1 million and $2 million from ineffectiveness for the three months ended Feb. 28, 2014, and Feb. 28, 2013, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Feb. 28, 2014, and Feb. 28, 2013.

(5)
Gain and loss on foreign currency contracts not designated as hedges includes foreign currency transaction losses of $60 million and $34 million during the three months ended Feb. 28, 2014, and Feb. 28, 2013, respectively.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)
	Six Months Ended		Six Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	Feb. 28, 2014	Feb. 28, 2013	Feb. 28, 2014	Feb. 28, 2013
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(3)			$(14)	$—	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$2	$3	2	(2)	Net sales
Foreign currency contracts	(4)	(3)	—	2	Cost of goods sold
Commodity contracts(4)	(43)	(100)	(13)	60	Cost of goods sold
Interest rate contracts(5)	(2)	—	(6)	(6)	Interest expense
Total Derivatives Designated as Hedges	(47)	(100)	(31)	54
Derivatives Not Designated as Hedges:
Foreign currency contracts(6)			25	30	Other expense, net
Commodity contracts			3	(7)	Net sales
Commodity contracts			7	1	Cost of goods sold
Total Derivatives Not Designated as Hedges			35	24
Total Derivatives	$(47)	$(100)	$4	$78

(1)	Accumulated other comprehensive income (loss) (AOCI).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Loss on fair value hedges includes a loss of $3 million and $4 million from ineffectiveness during the six months ended Feb. 28, 2014, and Feb. 28, 2013, respectively.

(4)
Loss and gain on commodity cash flow hedges includes a loss of $2 million from ineffectiveness for each of the six months ended Feb. 28, 2014, and Feb. 28, 2013. No gains or losses were excluded from the assessment of hedge effectiveness during the six months ended Feb. 28, 2014, and Feb. 28, 2013.

(5)	Loss on interest rate cash flow hedges includes a loss of less than $1 million from ineffectiveness for the six months ended Feb. 28, 2014.

(6)
Gain on foreign currency contracts not designated as hedges is offset by a foreign currency transaction loss of $101 million and $82 million during the six months ended Feb. 28, 2014, and Feb. 28, 2013, respectively.

Several of the company’s outstanding foreign currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $9 million and $7 million as of Feb. 28, 2014, and Aug. 31, 2013, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Feb. 28, 2014, and Aug. 31, 2013, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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

	Three Months Ended Feb. 28, 2014			Three Months Ended Feb. 28, 2013
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$15	$3	$18	$16	$2	$18
Interest Cost on Benefit Obligation	23	2	25	18	2	20
Assumed Return on Plan Assets	(34)	(2)	(36)	(32)	(2)	(34)
Amortization of Unrecognized Net Loss	15	(1)	14	17	1	18
Curtailment and Settlement Charge	—	1	1	—	1	1
Total Net Periodic Benefit Cost	$19	$3	$22	$19	$4	$23

	Six Months Ended Feb. 28, 2014			Six Months Ended Feb. 28, 2013
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$30	$6	$36	$36	$5	$41
Interest Cost on Benefit Obligation	46	4	50	40	4	44
Assumed Return on Plan Assets	(69)	(4)	(73)	(72)	(4)	(76)
Amortization of Unrecognized Net Loss	31	—	31	38	2	40
Curtailment and Settlement Charge	—	2	2	—	2	2
Total Net Periodic Benefit Cost	$38	$8	$46	$42	$9	$51

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2014	Feb. 28, 2013	Feb. 28, 2014	Feb. 28, 2013
Service Cost for Benefits Earned During the Period	$1	$1	$4	$6
Interest Cost on Benefit Obligation	1	1	4	4
Amortization of Unrecognized Net Gain	(4)	(1)	(8)	(4)
Total Net Periodic Benefit Cost	$(2)	$1	$—	$6
Monsanto contributed $30 million to its U.S. qualified plan in the six month period ended Feb. 28, 2014, and $11 million in the six month period ended Feb. 28, 2013. Monsanto contributed $12 million to plans outside the United States in the six month period ended Feb. 28, 2014, and$9 million in the six month period ended Feb. 28, 2013. As of Feb. 28, 2014, management expects to make additional contributions of approximately $30 million and $6 million to the company’s pension plans in the United States and outside the United States, respectively, during the remainder of fiscal year 2014.

NOTE 16.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the six months ended Feb. 28, 2014, and Feb. 28, 2013. Stock-based compensation cost capitalized in inventory was $3 million as of both Feb. 28, 2014, and Aug. 31, 2013.

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2014	Feb. 28, 2013	Feb. 28, 2014	Feb. 28, 2013
Cost of Goods Sold	$2	$3	$4	$7
Selling, General and Administrative Expenses	23	18	43	33
Research and Development Expenses	5	5	10	10
Pre-Tax Stock-Based Compensation Expense	30	26	57	50
Income Tax Benefit	(10)	(9)	(19)	(17)
Net Stock-Based Compensation Expense	$20	$17	$38	$33
The following table summarizes stock-based compensation activity for and as of the six months ended Feb. 28, 2014. Monsanto Stock Plans include employees under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012 and employees under the Climate Corporation 2006 Stock Plan, as amended on Oct. 30, 2013. The Director Plan includes members of the Board of Directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan.

	Monsanto Stock Plans		Director Plan
	Stock Options	Restricted Stock Units	Deferred Stock	Restricted Stock
Granted	2,285,346	927,909	18,520	2,554
Weighted-average grant date fair value per share	$38.34	$101.30	$97.89	$97.89
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable (in millions)	$91.4	$113.9	$0.9	$0.1
Remaining weighted-average period of expense recognition/requisite service periods (in years)	2	2	1	1

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto recorded during the six months ended Feb. 28, 2014:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain on Available for Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive Loss
Balance as of Aug. 31, 2013	$(831)	$8	$(115)	$(340)	$(1,278)
Other comprehensive income (loss) before reclassifications	79	8	(31)	—	56
Amounts reclassified from accumulated other comprehensive loss	—	1	11	14	26
Net current-period other comprehensive income (loss)	79	9	(20)	14	82
Balance as of Feb. 28, 2014	$(752)	$17	$(135)	$(326)	$(1,196)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings during the three and six months ended Feb. 28, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Consolidated Operations
	Three months ended Feb. 28, 2014	Six months ended Feb. 28, 2014
Net Unrealized Gain on Available for Sale Securities:
Impairment	$1	$1	Other expense, net
	1	1	Total before income taxes
	—	—	Income tax provision
	$1	$1	Net of tax

Cash Flow Hedges:
Foreign Exchange Contracts	$(4)	$(2)	Net sales
Commodity Contracts	10	13	Cost of goods sold
Interest Rate Contracts	3	6	Interest expense
	9	17	Total before income taxes
	(3)	(6)	Income tax provision
	$6	$11	Net of tax

Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$3	$6	Inventory / Cost of goods sold(1)
Amortization of Unrecognized Net Loss	7	17	Selling, general and administrative expenses
	10	23	Total before income taxes
	(4)	(9)	Income tax provision
	$6	$14	Net of tax

Total Reclassifications For The Period	$13	$26	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $3 million and $6 million of net periodic benefit cost to inventory, of which approximately $2 million and $6 million was recognized in cost of goods sold during the three and six months ended Feb. 28, 2014, respectively. See Note 15 - Postretirement Benefits - Pensions, Health Care and Other - for additional information.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 18.	EARNINGS PER SHARE
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

	Three Months Ended		Six Months Ended
(Shares in millions)	Feb. 28, 2014	Feb. 28, 2013	Feb. 28, 2014	Feb. 28, 2013
Weighted-Average Number of Common Shares	524.8	534.8	525.9	534.8
Dilutive Potential Common Shares	5.5	6.1	5.7	6.1
Antidilutive Potential Common Shares	1.7	1.9	1.8	1.9
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	—	0.1	0.1	0.1

NOTE 19.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Six Months Ended
(Dollars in millions)	Feb. 28, 2014	Feb. 28, 2013
Interest	$80	$98
Taxes	233	288
In second quarter 2014 and 2013, the board of directors declared a dividend which is payable in third quarter 2014 and 2013, respectively. As of Feb. 28, 2014, and Feb. 28, 2013, a dividend payable of $226 million and $201 million, respectively, was recorded.

NOTE 20.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia, Inc. is a party but that we manage and for which we are responsible. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $271 million as of Feb. 28, 2014, and Aug. 31, 2013, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013.
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

•
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2013, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2013, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. After the trial for the Bibb medical monitoring class action began on Jan. 3, 2012, the parties reached a settlement in principle as to both the medical monitoring and the property class claims. The proposed settlement provides for a 30 year medical monitoring program consisting of a primary fund of up to $21 million and an additional fund of up to $63 million over the life of the program, and a three year property remediation plan with funding up to $9 million. On Feb. 24, 2012, the court preliminarily approved the parties’ proposed settlement. A fairness hearing was held June 18, 2012, resulting in the trial court's final approval of the settlement. Certain plaintiffs objected to the approval of the settlement and appealed to the West Virginia Supreme Court of Appeals. On Nov. 22, 2013, the West Virginia Supreme Court of Appeals dismissed the appeal and upheld the fairness of the class action settlements. On Jan. 21, 2014, the objector filed a petition for writ of certiorari, which we opposed, with the U.S. Supreme Court.
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
Off-Balance Sheet Arrangement: In December 2013, Monsanto executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements Monsanto has transferred the Chesterfield, Missouri facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million which enables the company to reduce the cost of constructing and operating the expansion by reducing certain state and local tax expenditures. Monsanto immediately

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

leased the facility back from the County of St. Louis and has an option to purchase the facility upon tendering the Industrial Revenue Bonds received to the County. The payments due to the company in relation to the Industrial Revenue Bonds and owed by the company in relation to the lease of the facilities qualify for the right of offset under ASC 210, Balance Sheet, on the Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded on the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facilities and the expansion is being treated as being owned by Monsanto.

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

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2014	Feb. 28, 2013	Feb. 28, 2014	Feb. 28, 2013
Net Sales(1)
Corn seed and traits	$3,414	$3,280	$4,468	$4,419
Soybean seed and traits	820	677	1,087	908
Cotton seed and traits	49	60	186	245
Vegetable seeds	219	199	376	355
All other crops seeds and traits	146	130	207	174
Total Seeds and Genomics	$4,648	$4,346	$6,324	$6,101
Agricultural productivity	1,184	1,126	2,651	2,310
Total Agricultural Productivity	$1,184	$1,126	$2,651	$2,310
Total	$5,832	$5,472	$8,975	$8,411

Gross Profit
Corn seed and traits	$2,253	$2,083	$2,903	$2,769
Soybean seed and traits	539	395	707	513
Cotton seed and traits	28	44	120	171
Vegetable seeds	96	106	164	189
All other crops seeds and traits	77	71	104	82
Total Seeds and Genomics	$2,993	$2,699	$3,998	$3,724
Agricultural productivity	454	371	1,012	743
Total Agricultural Productivity	$454	$371	$1,012	$743
Total	$3,447	$3,070	$5,010	$4,467

EBIT(2)(3)
Seeds and Genomics	$2,055	$1,840	$2,159	$2,060
Agricultural Productivity	308	256	758	526
Total	$2,363	$2,096	$2,917	$2,586

Depreciation and Amortization Expense
Seeds and Genomics	$140	$123	$271	$246
Agricultural Productivity	30	30	61	59
Total	$170	$153	$332	$305

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(3)
Agricultural Productivity EBIT includes income from operations of discontinued businesses of $8 million and $22 million for the three and six months ended Feb. 28, 2014, respectively. Agricultural Productivity EBIT includes income from operations of discontinued businesses of $6 million and $17 million for the three and six months ended Feb. 28, 2013, respectively.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income for each period follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2014	Feb. 28, 2013	Feb. 28, 2014	Feb. 28, 2013
EBIT(1)	$2,363	$2,096	$2,917	$2,586
Interest Expense — Net	17	8	46	36
Income Tax Provision(2)	676	605	833	728
Net Income Attributable to Monsanto Company	$1,670	$1,483	$2,038	$1,822

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interests.

(2)	Includes the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013. Financial information for the first six months of fiscal year 2014 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 21— Segment Information — for a reconciliation of EBIT to net income for the three and six months ended Feb. 28, 2014, and Feb. 28, 2013.
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
Executive Summary
Consolidated Operating Results — Net sales increased $360 million, or 7 percent, in the three-month comparison and $564 million, or 7 percent, in the six-month comparison. The primary contributor to the increase in second quarter 2014 was an increase in soybean and corn seeds and traits. The increase in soybean seed and traits was driven by increased licensed trait revenue in the United States and the launch of Intacta RR2 PRO, primarily in Brazil. The increase in corn seed and traits was primarily driven by increases in pricing in the United States and volume growth in Europe, offset by lower volume in Latin America and the United States and unfavorable foreign currency changes.
The primary contributor to the increase in the first half of 2014 was an increase in Roundup and other glyphosate-based herbicides and soybean seed and traits. The increase in Roundup and other glyphosate-based herbicides was due to an increase in the average net selling price. The increase in soybean seed and traits again was driven by increased licensed trait revenue in the United States and the launch of Intacta RR2 PRO, primarily in Brazil.
Net income attributable to Monsanto Company in the first half of 2014 was $3.83 per share, compared with $3.37 per share in the first half of 2013.
Financial Condition, Liquidity and Capital Resources — In the first half of 2014, working capital was $6,499 million compared with $6,825 million in the first half of 2013, a decrease of $326 million, and compared with $5,741 million at Aug. 31, 2013, an increase of $758 million. For a detailed discussion of the factors affecting the working capital comparison, see the "Working Capital and Financial Condition" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In the first half of 2014, net cash provided by operating activities was $1,846 million compared with $1,857 million in first half of 2013. Net cash required by investing activities was $1,556 million in the first half of 2014 compared with $301 million in the first half of 2013. Free cash flow was $290 million in the first half of 2014 compared with $1,556 million in the first half of 2013. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In first half of 2014, our debt-to-capital ratio was 19 percent compared with 14 percent at Feb. 28, 2013, and Aug. 31, 2013, an increase of 5 percentage points. The increases were primarily driven by the $1 billion debt issuance that occurred in November 2013, offset by the increase in shareowners' equity as a result of increased earnings.
In February 2014, we entered into a collaboration agreement with Novozymes to launch a BioAg Alliance. Monsanto paid Novozymes an aggregate upfront cash payment of $300 million for recognition of Novozymes ongoing business and capabilities in microbials and for Novozymes' ability to supply the alliance products. For a detailed discussion see the "Capital Resources and Liquidity" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
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

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
(Dollars in millions, except per share amounts)	Feb. 28, 2014	Feb. 28, 2013	Change	Feb. 28, 2014	Feb. 28, 2013	Change
Net Sales	$5,832	$5,472	7%	$8,975	$8,411	7%
Cost of goods sold	2,385	2,402	(1)%	3,965	3,944	1%
Gross Profit	3,447	3,070	12%	5,010	4,467	12%
Operating Expenses:
Selling, general and administrative expenses	625	598	5%	1,214	1,140	6%
Research and development expenses	404	360	12%	813	706	15%
Total Operating Expenses	1,029	958	7%	2,027	1,846	10%
Income from Operations	2,418	2,112	14%	2,983	2,621	14%
Interest expense	40	35	14%	93	86	8%
Interest income	(23)	(27)	(15)%	(47)	(50)	(6)%
Other expense, net	61	22	177%	81	39	108%
Income from Continuing Operations Before Income Taxes	2,340	2,082	12%	2,856	2,546	12%
Income tax provision	672	603	11%	824	725	14%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,668	1,479	13%	2,032	1,821	12%
Discontinued Operations:
Income from operations of discontinued businesses	8	6	NM	22	17	NM
Income tax provision	4	2	NM	9	6	NM
Income from Discontinued Operations	4	4	NM	13	11	NM
Net Income	$1,672	$1,483	13%	$2,045	$1,832	12%
Less: Net income attributable to noncontrolling interest	2	—	NM	7	10	NM
Net Income Attributable to Monsanto Company	$1,670	$1,483	13%	$2,038	$1,822	12%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.15	$2.73	15%	$3.81	$3.35	14%
Income from discontinued operations	—	0.01	NM	0.02	0.02	NM
Net Income Attributable to Monsanto Company	$3.15	$2.74	15%	$3.83	$3.37	14%
NM = Not Meaningful

Effective Tax Rate	29%	29%		29%	28%

Comparison as a Percent of Net Sales:
Cost of Goods Sold	41%	44%		44%	47%
Gross Profit	59%	56%		56%	53%
Selling, general and administrative expenses	11%	11%		14%	14%
Research and development expenses	7%	7%		9%	8%
Total operating expenses	18%	18%		23%	22%
Income from continuing operations before income taxes	40%	38%		32%	30%
Net income attributable to Monsanto Company	29%	27%		23%	22%

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

Second Quarter Fiscal Year 2014
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:
Net sales increased $360 million in second quarter 2014 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased $302 million, and our Agricultural Productivity segment net sales increased $58 million in the three-month comparison.
The following table presents the percentage changes in second quarter 2014 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effects of volume, price and currency:

	Second Quarter 2014 Percentage Change in Net Sales vs. Second Quarter 2013
	Volume(1)	Price(2)	Currency	Total
Seeds and Genomics Segment	3%	5%	(1)%	7%
Agricultural Productivity Segment	1%	5%	(1)%	5%
Total Monsanto Company	3%	5%	(1)%	7%

(1)	Includes the affects of unit volume change and some affects of mix.

(2)	Includes the affects of unit price/cost change and some affects of mix.
Cost of goods sold for the total company decreased $17 million in the three-month comparison. Cost of goods sold as a percent of net sales for the total company decreased 3 percentage points to 41 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales decreased 2 percent percentage points to 36 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales decreased 5 percentage points to 62 percent.
The following table represents the percentage changes in second quarter 2014 worldwide cost of goods sold by segment compared with cost of goods sold in the prior-year quarter, including the effects of volume, costs and currency:

	Second Quarter 2014 Percentage Change in Cost of Goods Sold vs. Second Quarter 2013
	Volume(1)	Costs(2)	Currency	Total
Seeds and Genomics Segment	4%	(2)%	(2)%	—%
Agricultural Productivity Segment	—%	(1)%	(2)%	(3)%
Total Monsanto Company	2%	(1)%	(2)%	(1)%

(1)	Includes the affects of unit volume change and some affects of mix.

(2)	Includes the affects of unit price/cost change and some affects of mix.
Gross profit increased $377 million in the three-month comparison. Gross profit as a percent of net sales for the total company increased 3 percentage points to 59 percent in the second quarter 2014. Our Seeds and Genomics segment gross profit as a percent of net sales increased 2 percent percentage points to 64 percent, and our Agricultural Productivity segment gross profit as a percent of net sales increased 5 percentage points to 38 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $71 million in second quarter 2014 compared to the prior-year comparable quarter. In the second quarter 2014, selling, general and administrative (SG&A) increased $27 million primarily due to increased investment in additional growth platforms, including the acquisition of The Climate Corporation and increased activity related to administrative functions. In the second quarter 2014, R&D increased $44 million primarily because of The Climate Corporation acquisition, breeding expansion and increased investment in our product pipeline. As a percent of net sales, SG&A expenses remained consistent at 11 percent, and R&D expenses remained consistent at 7 percent.
Other expense — net increased $39 million in the second quarter 2014 compared to the prior-year comparable quarter. The increase was primarily the result of current period foreign currency losses largely related to the Argentina currency devaluation.
Income tax provision was $672 million in second quarter 2014, an increase of $69 million over the prior-year quarter, primarily as a result of the increase in pretax income. The effective tax rate was 29 percent in second quarter 2014 and in

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

second quarter 2013. We recorded a discrete tax charge of $1 million during second quarter 2014, primarily as a result of deferred tax adjustments. We recorded a discrete tax benefit of $25 million during second quarter 2013. The majority of this benefit resulted from the retroactive extension of the R&D credit pursuant to the enactment of the American Taxpayer Relief Act of 2012 on Jan. 2, 2013, and the favorable resolution of domestic and ex-US tax matters.
First Half of Fiscal Year 2014
The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2014 and 2013 income from continuing operations:
Net sales increased $564 million in the first half of 2014 from the same period a year ago. Our Seeds and Genomics segment net sales increased $223 million, and our Agricultural Productivity segment net sales increased $341 million.
The following table presents the percentage changes in the first half of 2014 worldwide net sales by segment compared with net sales in the prior-year first half, including the effects of volume, price and currency:

	First Half 2014 Percentage Change in Net Sales vs. First Half 2013
	Volume(1)	Price(2)	Currency	Total
Seeds and Genomics Segment	(1)%	7%	(2)%	4%
Agricultural Productivity Segment	4%	14%	(3)%	15%
Total Monsanto Company	1%	8%	(2)%	7%

(1)	Includes the affects of unit volume change and some affects of mix.

(2)	Includes the affects of unit price/cost change and some affects of mix.
Cost of goods sold increased $21 million in the first half of 2014 from the same period a year ago. Cost of goods sold as a percent of net sales for the total company decreased 3 percentage points to 44 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales decreased 2 percentage points to 37 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales decreased 6 percentage points to 62 percent.
The following table represents the percentage changes in the first half of 2014 worldwide cost of goods sold by segment compared with cost of goods sold in the first half of prior-year, including the effects of volume, costs and currency:

	First Half 2014 Percentage Change in Cost of Goods Sold vs. First Half 2013
	Volume(1)	Costs(2)	Currency	Total
Seeds and Genomics Segment	—%	—%	(2)%	(2)%
Agricultural Productivity Segment	4%	3%	(2)%	5%
Total Monsanto Company	2%	1%	(2)%	1%

(1)	Includes the affects of unit volume change and some affects of mix.

(2)	Includes the affects of unit price/cost change and some affects of mix.
Gross profit increased $543 million in the first half of 2014. Gross profit as a percent of net sales for the total company increased 3 percentage points 56 percent in the first half of 2014. Our Seeds and Genomics segment gross profit as a percent of net sales increased 2 percentage points to 63 percent, and our Agricultural Productivity segment gross profit as a percent of net sales increased 6 percentage points to 38 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $181 million in the first half of 2014 from the prior-year comparable period. In the six-month comparison, SG&A expenses increased $74 million primarily because of our increased investment in additional growth platforms, including the acquisition of The Climate Corporation, and increased activity related to administrative functions. R&D expenses increased $107 million due to The Climate Corporation acquisition, breeding expansion and increased investment in our product pipeline. As a percent of net sales, SG&A expenses remained consistent at 14 percent, and R&D expenses increased 1 percentage point to 9 percent.
Other expense — net increased $42 million in the first half of 2014. The increase was primarily the result of current period foreign currency losses largely related to the Argentine peso.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

Income tax provision was $824 million in the first half of 2014, an increase of $99 million from the prior-year comparable period, primarily as a result of the increase in pretax income. The effective tax rate increased to 29 percent from 28 percent in the prior year comparable period. We recorded a discrete tax benefit of $6 million during the first half of 2014, primarily as a result of deferred tax adjustments. The first half of 2013 included several discrete tax adjustments resulting in a tax benefit of $47 million. The majority of this benefit resulted from a capital loss from a deemed liquidation of a subsidiary, the retroactive extension of the R&D credit pursuant to the enactment of the American Taxpayer Relief Act of 2012 on Jan. 2, 2013, and the favorable resolution of domestic and ex-US tax matters.

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 28, 2014	Feb. 28, 2013	Change	Feb. 28, 2014	Feb. 28, 2013	Change
Net Sales
Corn seed and traits	$3,414	$3,280	4%	$4,468	$4,419	1%
Soybean seed and traits	820	677	21%	1,087	908	20%
Cotton seed and traits	49	60	(18)%	186	245	(24)%
Vegetable seeds	219	199	10%	376	355	6%
All other crops seeds and traits	146	130	12%	207	174	19%
Total Net Sales	$4,648	$4,346	7%	$6,324	$6,101	4%
Gross Profit
Corn seed and traits	$2,253	$2,083	8%	$2,903	$2,769	5%
Soybean seed and traits	539	395	36%	707	513	38%
Cotton seed and traits	28	44	(36)%	120	171	(30)%
Vegetable seeds	96	106	(9)%	164	189	(13)%
All other crops seeds and traits	77	71	8%	104	82	27%
Total Gross Profit	$2,993	$2,699	11%	$3,998	$3,724	7%
EBIT(1)	$2,055	$1,840	12%	$2,159	$2,060	5%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2014
The net sales increase of $143 million in soybean seeds and traits was driven by increased licensed trait revenue in the United States and the launch of Intacta RR2 PRO, primarily in Brazil. The net sales increase of $134 million in corn seed and traits was primarily driven by increases in pricing in the United States and volume growth in Europe, offset by lower volume in Latin America and the United States and unfavorable foreign currency changes. The pricing increases were driven by improved germplasm and trait mix in the United States. Volume growth was driven by market share growth in Eastern Europe offset by lower planted areas in Latin America and the United States.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $8 million to $1,655 million in the second quarter 2014 compared to $1,647 million in the second quarter 2013. The increase was primarily the result of the corn seed and trait volume growth in Europe and higher obsolescence expense in the vegetable seed business offset by lower costs in the corn seed and traits business in the United States.
Gross profit for the Seeds and Genomics segment increased $294 million in the second quarter of fiscal year 2014 compared to the second quarter of fiscal year 2013. Gross profit as a percent of net sales for the segment increased 2 percentage points to 64 percent in the second quarter of 2014 compared to the second quarter of 2013. Gross profit for soybean seed and traits increased 36 percent compared to the 21 percent increase in net sales primarily due to the increase in trait revenue in the United States and Brazil.
Seeds and Genomics Financial Performance — First Half Fiscal Year 2014
The net sales increase of $179 million in soybean seeds and traits was driven by increased licensed trait revenue in the United States and the launch of Intacta RR2 PRO, primarily in Brazil. The net sales decrease of $59 million in cotton seed and traits was driven primarily by unfavorable foreign currency changes and lower planted area in Australia due to decreased cotton commodity prices. The net sales increase of $49 million in corn seed and traits was primarily driven by increases in pricing in

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

the United States and volume growth in Europe, offset by lower volumes in Latin America and the United States and unfavorable foreign currency changes. The pricing increases were driven by improved germplasm and trait mix in the United States. Volume growth was driven by market share growth in Eastern Europe offset by lower planted areas in Latin America and the United States.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $51 million, or 2 percent, to $2,326 million in the first half of 2014 compared to $2,377 million in the first half of 2013. The decrease was primarily the result of lower costs in the corn seed and traits business in the United States offset by higher obsolescence expense in the vegetable seed business.
Gross profit for the Seeds and Genomics segment increased $274 million in the first half of fiscal year 2014 compared to the first half of fiscal year 2013. Gross profit as a percent of net sales for the segment increased 2 percentage points to 63 percent in the first half of fiscal year 2014 compared to the first half of fiscal year 2013. Gross profit for soybean seed and traits increased 38 percent compared to the 20 percent increase in net sales primarily due to the increase in trait revenue in the United States and Brazil. Gross profit for cotton seed and traits decreased 30 percent compared to the 24 percent decrease in net sales primarily due to the lower Australia revenue as noted in the net sales discussion.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 28, 2014	Feb. 28, 2013	Change	Feb. 28, 2014	Feb. 28, 2013	Change
Net Sales
Agricultural productivity	$1,184	$1,126	5%	$2,651	$2,310	15%
Total Net Sales	$1,184	$1,126	5%	$2,651	$2,310	15%
Gross Profit
Agricultural productivity	$454	$371	22%	$1,012	$743	36%
Total Gross Profit	$454	$371	22%	$1,012	$743	36%
EBIT(1)	$308	$256	20%	$758	$526	44%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2014
Net sales in our Agricultural Productivity segment increased $58 million in the second quarter of 2014 from the second quarter of 2013 primarily due to increased sales of Roundup and other glyphosate-based herbicides in the United States, Latin America and Europe during the three-month period. This improvement was due to an increase in the average net selling price of Roundup and other glyphosate-based herbicides as sales shifted to higher priced branded products in the first half of fiscal year 2014 compared to the first half of fiscal year 2013.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $25 million, or 3 percent, in the second quarter of 2014 to $730 million compared to $755 million in the second quarter of 2013. Roundup and other glyphosate-based herbicides cost of goods sold declined from the lower sales volume of our Roundup and other glyphosate-based herbicides business partially offset by higher cost of goods sold as fiscal year 2014 sales shifted to branded products, which are more costly to produce.

The net sales and cost of goods sold discussed above resulted in $83 million higher gross profit in the second quarter of 2014 compared to the second quarter of 2013. Gross profit as a percent of net sales for the Agricultural Productivity segment increased 5 percentage points to 38 percent in 2014 primarily due to the increased average net selling price discussed above.
Agricultural Productivity Financial Performance — First Half Fiscal Year 2014
Net sales in our Agricultural Productivity segment increased $341 million in the six-month period primarily due to increased sales of Roundup and other glyphosate-based herbicides in the United States, Latin America and Europe. This improvement was due to an increase in the average net selling price of Roundup and other glyphosate-based herbicides.  In addition, the average net selling price for Roundup and other glyphosate-based herbicides increased as sales shifted to higher priced branded products in the first half of fiscal year 2014 compared to the first half of fiscal year 2013.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $72 million, or 5 percent, in the first half of 2014 to $1,639 million compared to $1,567 million in the first half of 2013. Roundup and other glyphosate-based herbicides cost of goods sold increased as fiscal year 2014 sales shifted to branded products, which are more costly to produce. In addition, the cost of goods sold for Roundup and other glyphosate-based herbicides increased from higher priced raw materials when compared to the first half of 2013.

The net sales and cost of goods sold discussed above resulted in $269 million higher gross profit in the first half of 2014. Gross profit as a percent of net sales for the Agricultural Productivity segment increased 6 percentage points to 38 percent in 2014 primarily due to the increased average net selling price discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of		As of Aug. 31,
(Dollars in millions, except current ratio)	Feb. 28, 2014	Feb. 28, 2013	2013
Cash and Cash Equivalents(1)	$3,805	$4,443	$3,668
Trade Receivables, Net(1)	2,515	2,219	1,715
Inventory, Net	3,692	3,095	2,947
Other Current Assets(2)	1,538	1,777	1,747
Total Current Assets	$11,550	$11,534	$10,077
Short-Term Debt, including current portion of long-term debt	$104	$152	$51
Accounts Payable	847	751	995
Accrued Liabilities(3)	4,100	3,806	3,290
Total Current Liabilities	$5,051	$4,709	$4,336
Working Capital(4)	$6,499	$6,825	$5,741
Current Ratio(4)	2.29:1	2.45:1	2.32:1

(1)	May include restrictions as a result of variable interest entities. See the Statements of Consolidated Financial Position and Note 5 — Variable Interest Entities — for more information.

(2)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

(3)
Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable and miscellaneous short-term accruals.

(4)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Feb. 28, 2014, compared with Aug. 31, 2013: Working capital increased $758 million, or 13 percent, between Aug. 31, 2013, and Feb. 28, 2014, primarily because of the following factors:

•
Trade receivables, net increased $800 million due to normal ongoing sales activity because of the seasonality of our business and the recording of marketing programs with the right of offset at Aug. 31, 2013.

•
Inventory, net increased $745 million between respective periods primarily because of the affects of the prior year drought on fiscal year 2013 inventory levels and seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in the first half of the fiscal year resulting in a higher inventory balance.

•
Cash and cash equivalents increased $137 million between respective periods primarily because of customer prepayments that have occurred in the first half of 2014. This is consistent with the seasonality of our business.

•	Accounts payable decreased $148 million due to timing of payments.
These increases to working capital between Feb. 28, 2014, and Aug. 31, 2013, were partially offset by the following factors:

•	Accrued liabilities increased $810 million between respective periods due to the following fluctuations:

◦	Income taxes payable increased $539 million due to the seasonality of our U.S. business and timing of tax payments.

◦	Deferred revenues increased $346 million between respective periods primarily because of the customer prepayments that occur in the first quarter on which we have yet to deliver.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

◦	Grower production accruals increased $165 million due to corn and soybean deliveries in advance of the commercial selling season due to the seasonality of our business.
These increases in accrued liabilities were primarily offset by the following decrease:

•	Accrued compensation and benefits decreased $158 million due to the payment of annual employee incentive awards during the first quarter of fiscal year 2014, offset by current year incentive accruals.

•	Short-term investments decreased $209 million between respective periods due to less commercial paper investment given our recent strategic investment activity and funding of operations.
Feb. 28, 2014, compared with Feb. 28, 2013: Working capital decreased $326 million, or 5 percent, between Feb. 28, 2013, and Feb. 28, 2014, primarily because of the following factors:

•
Cash and cash equivalents decreased $638 million between respective periods primarily due to increased treasury stock purchases and dividend payments, offset by the debt issuances that occurred in the first quarter of 2014.

•	Accrued liabilities increased $294 million between respective periods primarily due to the following fluctuations:

◦	Income taxes payable increased $200 million due to increased earnings and the timing of tax payments.

◦	Deferred revenue increased $107 million due to increased prepayments as a result of expected stronger sales.

•	Other Assets decreased $239 million between respective periods primarily due to the following fluctuation:

◦	Short-term investments decreased $265 million due to less commercial paper investment given our recent strategic investment activity and funding of operations.
These decreases to working capital between Feb. 28, 2014, and Feb. 28, 2013, were partially offset by the following factors:

•
Inventory, net increased $597 million primarily because of increased inventories from our U.S. seeds and genomics segment due to larger production plans, higher yields and timing of grower payments. Agricultural productivity also contributed to this increase to meet current year demand.

•	Trade receivables, net increased $296 million due to increased sales activity.
Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivable risk and to reduce our reliance on commercial paper borrowings. As of Feb. 28, 2014, the programs had $19 million in outstanding balances and we received $33 million of proceeds during the six-month period under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $70 million as of Feb. 28, 2014. See Note 4 — Customer Financing Programs — for further discussion of these programs.
Cash Flow

	Six Months Ended
(Dollars in millions)	Feb. 28, 2014	Feb. 28, 2013
Net Cash Provided by Operating Activities	$1,846	$1,857
Net Cash Required by Investing Activities	(1,556)	(301)
Free Cash Flow(1)	290	1,556
Net Cash Required by Financing Activities	(147)	(422)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	26
Net Increase in Cash and Cash Equivalents	137	1,160
Cash and Cash Equivalents at Beginning of Period	3,668	3,283
Cash and Cash Equivalents at End of Period	$3,805	$4,443

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).

Operating: The slight decrease in cash provided by continuing operations in the first half of 2014 compared to the first half of 2013 was primarily due to working capital changes, offset by an increase in net income for the six-months of 2014 compared to the six-months of 2013.
Investing: The increase in cash required by investing activities in the first half of 2014 compared to the first half of 2013 was primarily due to the acquisition of The Climate Corporation, our collaboration with Novozymes and an increase in capital

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

expenditures, as detailed below. These increases were partially offset by less investment in short-term vehicles as discussed above in working capital.
Financing: The decrease in cash required by financing activities in the first half of 2014 compared to the first half of 2013 was primarily due to the $1 billion debt issuance that occurred in November 2013, as discussed below, offset by increased treasury stock purchases and a reduction in short-term borrowings due to higher borrowings in the prior year to support ex-U.S. operations.
Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	Feb. 28, 2014	Feb. 28, 2013	2013
Short-Term Debt	$104	$152	$51
Long-Term Debt	3,051	2,054	2,061
Total Monsanto Company Shareowners’ Equity	13,678	13,240	12,559
Debt-to-Capital Ratio(1)	19%	14%	14%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had no commercial paper borrowings outstanding at Feb. 28, 2014.
We have a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through April 1, 2016. As of Feb. 28, 2014, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants.
In November 2013, we issued $1 billion senior notes with a group of banks, primarily to fund the acquisition of The Climate Corporation, as discussed below, and for general business purposes.
Our debt-to-capital ratio increased 5 percentage points compared with the Feb. 28, 2013 and Aug. 31, 2013 ratios, primarily because of the debt issuance, as discussed above, offset by the increase in shareowners' equity as a result of increased earnings.
We held cash and cash equivalents and short-term investments of $3,850 million and $3,922 million at Feb. 28, 2014, and Aug. 31, 2013, respectively, of which $1,402 million and $2,319 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.
Dividends: In the first half of fiscal year 2014, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payable Date	To Shareowners of Record as of:
Feb. 28, 2014	Jan. 28, 2014	43 cents	April 25, 2014	April 4, 2014
Feb. 28, 2014	Dec. 9, 2014	43 cents	Jan. 31, 2014	Jan. 10, 2014
Capital Expenditures: We expect fiscal year 2014 capital expenditures to be in the range of $1 billion to $1.2 billion compared with $741 million in fiscal year 2013. The primary driver of this increase compared with 2013 is expected global seed manufacturing expansions and additional investment in one of our technology research facilities.
2014 Collaboration: In February 2014, we entered into a collaborative agreement with Novozymes to launch the BioAg Alliance. The BioAg Alliance will focus on the next wave of microbial solutions by bringing together Novozymes' capabilities for discovering, developing and producing microbial solutions with Monsanto's discovery programs, and advanced development, testing and commercial capabilities. Value from commercialization will be shared 50-50 between both companies. Monsanto paid Novozymes an aggregate upfront cash payment of $300 million for recognition of Novozymes ongoing business and capabilities in microbials and for Novozymes' ability to supply alliance products.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

2014 Acquisitions: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyper-local weather monitoring, weather simulation and agronomic modeling which has allowed them to develop risk management tools and agronomic decision support tools for growers. The acquisition will combine The Climate Corporation's expertise in agriculture risk-management with Monsanto’s R&D capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology.
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
We are in the process of making a significant expansion of our Chesterfield, Missouri, facility. In December 2013, we executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements we have transferred our Chesterfield, Missouri, facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million which enables us to reduce our cost of constructing and operating the expansion by reducing certain state and local tax expenditures. We immediately leased the facility back from the County of St. Louis and have an option to purchase the facility upon tendering the Industrial Revenue Bonds we received to the County. The payments due to us in relation to the Industrial Revenue Bonds and owed by us in relation to the lease of the facilities qualify for the right of offset under ASC 210, Balance Sheet, on our Statements of Consolidated Financial Position, and as a result we will not include the Industrial Revenue Bonds or the lease obligation on our Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facilities and the expansion is being treated as being owned by Monsanto. It is anticipated that we will execute certain additional incentive agreements in the future with the State of Missouri in connection with such expansion to provide additional benefits.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

OUTLOOK
We believe we have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our businesses is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand via our investment in new products. In the Agricultural Productivity segment, we expect to deliver competitive products in a more steady-state business.
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

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

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
Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. To achieve this, we are pursuing grower and grain handler agreements to ensure we will be compensated for providing the technology. The majority of grain handlers have enrolled in the point of delivery system and we are selling Intacta RR2 PRO in Argentina in this dual-path business model. Intacta RR2 PRO technology has been fully approved by Argentina and export markets. We intend to broaden our grower experience with Ground Breakers in the main production areas and modest commercial sales in the north. We also intend to finalize the last steps of the business model approach to enable farmer payments on new and legally saved seed as already exists in Brazil and Paraguay. We do not plan to collect on first generation Roundup Ready soybeans in Argentina.
In May 2013, the USDA announced an investigation into alleged glyphosate-resistant volunteer wheat reported on a single field on an Oregon farm, and we are cooperating in the investigation. The USDA noted that glyphosate-tolerant wheat does not present a public health or food safety concern as the FDA completed its assessment of the product in 2004. The consultative process at the FDA was completed and the agency concluded that this product is as safe as non-GM wheat currently on the market. Initial development of glyphosate-tolerant wheat was discontinued in 2005 under stringent stewardship procedures which were in compliance with USDA regulations. The USDA has reported that there is no indication that the genetically modified wheat product is found in U.S. wheat supplied to domestic or export markets. The USDA's investigation remains ongoing and the agency has indicated that civil and criminal penalties could be imposed if circumstances warranted. Lawsuits which assert numerous legal claims have been filed against the company and have been consolidated in the Federal District Court of Kansas. Monsanto properly discontinued the development of the glyphosate-tolerant wheat event in 2005, has meritorious legal arguments against liability and will vigorously represent its interests in this matter.
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

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

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
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Feb. 28, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Feb. 28, 2014.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2014 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2013:
Dec. 1, 2013, through Dec. 31, 2013	450,000		$112.06	450,000	$1,359,043,537
January 2014:
Jan. 1, 2014, through Jan. 31, 2014	959,610	(2)	$111.84	914,600	$1,256,750,887
February 2014:
Feb. 1, 2014, through Feb. 28, 2014	459,700		$109.29	459,700	$1,206,511,275
Total	1,869,310		$111.26	1,824,300	$1,206,511,275

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 45,010 shares purchased by affiliated purchaser.
In June 2013, the board of directors authorized a new share repurchase program, effective July 1, 2013, for up to $2 billion of the company's common stock over a three-year period. This repurchase program commenced on Aug. 20, 2013.
There were no other publicly announced plans outstanding as of Feb. 28, 2014.

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: April 3, 2014

MONSANTO COMPANY	SECOND QUARTER 2014 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
11	Omitted — see Note 18 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.