Form 10-Q
period 2014-05-31
MONSANTO CO /NEW/
filed 2014-06-25
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 524,593,635 shares of Common Stock, $0.01 par value, outstanding as of June 23, 2014.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; expected higher levels of indebtedness; the company’s ability to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2013.
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

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three and nine months ended May 31, 2014, and May 31, 2013, the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended May 31, 2014, and May 31, 2013, the Statements of Consolidated Financial Position as of May 31, 2014, and Aug. 31, 2013, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2014, and May 31, 2013, the Statements of Consolidated Shareowners’ Equity for the nine months ended May 31, 2014, and year ended Aug. 31, 2013, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions)	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net Sales	$4,250	$4,248	$13,225	$12,659
Cost of goods sold	1,919	1,986	5,884	5,930
Gross Profit	2,331	2,262	7,341	6,729
Operating Expenses:
Selling, general and administrative expenses	655	632	1,869	1,773
Research and development expenses	427	392	1,240	1,097
Total Operating Expenses	1,082	1,024	3,109	2,870
Income from Operations	1,249	1,238	4,232	3,859
Interest expense	42	37	135	123
Interest income	(17)	(19)	(64)	(69)
Other expense (income), net	3	(4)	84	35
Income from Continuing Operations Before Income Taxes	1,221	1,224	4,077	3,770
Income tax provision	341	292	1,165	1,017
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$880	$932	$2,912	$2,753
Discontinued Operations:
Income from operations of discontinued businesses	—	—	22	17
Income tax provision	—	—	9	6
Income from Discontinued Operations	—	—	13	11
Net Income	$880	$932	$2,925	$2,764
Less: Net income attributable to noncontrolling interest	22	23	29	33
Net Income Attributable to Monsanto Company	$858	$909	$2,896	$2,731
Amounts Attributable to Monsanto Company:
Income from continuing operations	$858	$909	$2,883	$2,720
Income from discontinued operations	—	—	13	11
Net Income Attributable to Monsanto Company	$858	$909	$2,896	$2,731
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.64	$1.70	$5.49	$5.09
Income from discontinued operations	—	—	0.02	0.02
Net Income Attributable to Monsanto Company	$1.64	$1.70	$5.51	$5.11
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.62	$1.68	$5.43	$5.03
Income from discontinued operations	—	—	0.02	0.02
Net Income Attributable to Monsanto Company	$1.62	$1.68	$5.45	$5.05
Weighted Average Shares Outstanding:
Basic	524.3	534.1	525.4	534.5
Diluted	529.8	540.0	531.2	540.7
Dividends Declared per Share	$—	$—	$0.86	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited (Dollars in millions)	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$858	$909	$2,896	$2,731
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation, net of tax of $(22), $0, $(34), and $0, respectively	153	(186)	232	(20)
Postretirement benefit plan activity, net of tax of $5, $7, $14, and $21, respectively	8	12	22	35
Unrealized net gains (losses) on investment holdings, net of tax of $(2), $0, $3, and $3, respectively	(3)	1	5	7
Realized net (gains) on investment holdings, net of tax of $(1), $0, $(1), and $(3), respectively	(1)	—	—	(6)
Unrealized net derivative gains (losses), net of tax of $2, $16, $(14), and $(21), respectively	6	28	(25)	(35)
Realized net derivative (gains) losses, net of tax of $2, $(21), $8, and $(41), respectively	2	(33)	13	(67)
Total Other Comprehensive Income (Loss), Net of Tax	165	(178)	247	(86)
Comprehensive Income Attributable to Monsanto Company	$1,023	$731	$3,143	$2,645
Comprehensive Income Attributable to Noncontrolling Interests
Net Income Attributable to Noncontrolling Interests	22	23	29	33
Other Comprehensive Income
Foreign currency translation	7	(14)	13	(6)
Total Other Comprehensive Income (Loss)	7	(14)	13	(6)
Comprehensive Income Attributable to Noncontrolling Interests	$29	$9	$42	$27
Total Comprehensive Income	$1,052	$740	$3,185	$2,672
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions)	As of
	May 31, 2014	Aug. 31, 2013
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2014: $81 and 2013: $140)	$1,898	$3,668
Short-term investments	—	254
Trade receivables, net (variable interest entity restricted - 2014: $74 and 2013: $0)	4,229	1,715
Miscellaneous receivables	803	748
Deferred tax assets	557	579
Inventory, net	3,552	2,947
Other current assets	198	166
Total Current Assets	11,237	10,077
Total property, plant and equipment	10,070	9,491
Less accumulated depreciation	5,192	4,837
Property, Plant and Equipment, Net	4,878	4,654
Goodwill	4,341	3,520
Other Intangible Assets, Net	1,610	1,226
Noncurrent Deferred Tax Assets	490	454
Long-Term Receivables, Net	109	237
Other Assets	616	496
Total Assets	$23,281	$20,664
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$162	$51
Accounts payable	780	995
Income taxes payable	400	91
Accrued compensation and benefits	407	492
Accrued marketing programs	938	1,078
Deferred revenues	327	517
Grower production accruals	56	60
Dividends payable	1	228
Customer payable	7	12
Miscellaneous short-term accruals	853	812
Total Current Liabilities	3,931	4,336
Long-Term Debt	3,049	2,061
Postretirement Liabilities	332	357
Long-Term Deferred Revenue	67	138
Noncurrent Deferred Tax Liabilities	469	469
Long-Term Portion of Environmental and Litigation Liabilities	195	193
Other Liabilities	388	382
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 605,461,811 and 601,631,267 shares, respectively
Outstanding 524,389,822 and 529,029,712 shares, respectively	6	6
Treasury stock 81,071,989 and 72,601,555 shares, respectively, at cost	(5,054)	(4,140)
Additional contributed capital	11,108	10,783
Retained earnings	9,633	7,188
Accumulated other comprehensive loss	(1,031)	(1,278)
Total Monsanto Company Shareowners’ Equity	14,662	12,559
Noncontrolling Interest	188	169
Total Shareowners’ Equity	14,850	12,728
Total Liabilities and Shareowners’ Equity	$23,281	$20,664
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Nine Months Ended
	May 31, 2014	May 31, 2013
Operating Activities:
Net Income	$2,925	$2,764
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	507	457
Bad-debt expense	26	14
Stock-based compensation expense	87	76
Excess tax benefits from stock-based compensation	(55)	(73)
Deferred income taxes	37	163
Equity affiliate (income) expense, net	1	(11)
Net gain on sales of a business or other assets	(5)	(15)
Other items	61	(98)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(2,368)	(1,619)
Inventory, net	(577)	(70)
Deferred revenues	(252)	(145)
Accounts payable and other accrued liabilities	176	(247)
Pension contributions	(57)	(53)
Other items	(135)	(357)
Net Cash Provided by Operating Activities	371	786
Cash Flows (Required) Provided by Investing Activities:
Purchases of short-term investments	(105)	(462)
Maturities of short-term investments	359	621
Capital expenditures	(688)	(459)
Acquisition of businesses, net of cash acquired	(922)	(120)
Purchases of long-term debt and equity securities	(12)	—
Technology and other investments	(388)	(63)
Other proceeds	22	96
Net Cash Required by Investing Activities	(1,734)	(387)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(15)	170
Short-term debt proceeds	30	1
Short-term debt reductions	(1)	(29)
Long-term debt proceeds	999	16
Long-term debt reductions	(7)	(2)
Payments on other financing	(39)	—
Debt issuance costs	(8)	—
Treasury stock purchases	(914)	(578)
Stock option exercises	190	234
Excess tax benefits from stock-based compensation	55	73
Tax withholding on restricted stock and restricted stock units	(8)	(3)
Dividend payments	(679)	(602)
Dividend payments to noncontrolling interests	(23)	(19)
Net Cash Required by Financing Activities	(420)	(739)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	13	(22)
Net Decrease in Cash and Cash Equivalents	(1,770)	(362)
Cash and Cash Equivalents at Beginning of Period	3,668	3,283
Cash and Cash Equivalents at End of Period	$1,898	$2,921
See Note 1 — Background and Basis of Presentation and Note 19 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2012	$6	$(3,045)	$10,371	$5,537	$(1,036)	$203	$12,036
Net income	—	—	—	2,482	—	43	2,525
Other comprehensive loss for 2013	—	—	—	—	(242)	(27)	(269)
Treasury stock purchases	—	(1,095)	—	—	—	—	(1,095)
Restricted stock withholding	—	—	(10)	—	—	—	(10)
Issuance of shares under employee stock plans	—	—	257	—	—	—	257
Excess tax benefits from stock-based compensation	—	—	69	—	—	—	69
Stock-based compensation expense	—	—	97	—	—	—	97
Cash dividends of $1.56 per common share	—	—	—	(831)	—	—	(831)
Dividend payments to noncontrolling interest	—	—	—	—	—	(174)	(174)
Acquisition of noncontrolling interest	—	—	(1)	—	—	(9)	(10)
Proceeds from noncontrolling interest	—	—	—	—	—	133	133
Balance as of Aug. 31, 2013	$6	$(4,140)	$10,783	$7,188	$(1,278)	$169	$12,728
Net income	—	—	—	2,896	—	29	2,925
Other comprehensive income for 2014	—	—	—	—	247	13	260
Treasury stock purchases	—	(914)	—	—	—	—	(914)
Restricted stock withholding	—	—	(8)	—	—	—	(8)
Issuance of shares under employee stock plans	—	—	190	—	—	—	190
Excess tax benefits from stock-based compensation	—	—	56	—	—	—	56
Stock-based compensation expense	—	—	87	—	—	—	87
Cash dividends of $0.86 per common share	—	—	—	(451)	—	—	(451)
Dividend payments to noncontrolling interest	—	—	—	—	—	(23)	(23)
Balance as of May 31, 2014	$6	$(5,054)	$11,108	$9,633	$(1,031)	$188	$14,850

(1)	See Note 17 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive income (loss).
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013. Financial information for the first nine months of fiscal year 2014 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In June 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new standard changes the accounting for repurchase-to-maturity transactions and links repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The new standard also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. This standard is effective for the first interim or annual period beginning after Dec. 15, 2014. Accordingly, Monsanto will adopt this standard in the third quarter of fiscal year 2015. The company is currently evaluating the impact this guidance will have on the consolidated financial statements.
In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. This standard is effective for fiscal years and interim periods within those years beginning after Dec. 15, 2016. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2018, with early adoption prohibited. The company is currently evaluating the impact this guidance will have on the consolidated financial statements.
In April 2014, the FASB issued accounting guidance, "Presentation of Financial Statements and Property, Plant, and Equipment." The new standard raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This standard is effective prospectively for all disposals of components that occur within annual periods beginning on or after Dec. 15, 2014, and interim periods within those years. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2016. Early adoption is permitted for new disposals (or new classifications as held for

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

sale) that have not been reported in the financial statements previously. The company is currently evaluating the impact that this guidance will have on the consolidated financial statements.
In July 2013, the FASB issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses, or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Currently, U.S. Generally Accepted Accounting Principles ("U.S. GAAP") does not provide explicit guidance on the topic. This new presentation guidance will become effective prospectively for fiscal years, and interim periods within those years, beginning after Dec. 15, 2013. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2015. While the company is evaluating the impact this standard will have on the presentation of unrecognized tax benefits in the company's Statements of Consolidated Financial Position, it will not affect the company's consolidated financial statements.
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
In July 2012, the FASB issued amendments to the Intangibles-Goodwill and Other topic of the Accounting Standards Codification ("ASC"). Prior to this amendment the company performed a two-step test as outlined by the ASC. Step one of the two-step indefinite-lived intangible asset impairment test is performed by calculating the fair value of the indefinite-lived intangible asset and comparing the fair value with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, then the company is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after Sep. 15, 2012. Accordingly, Monsanto adopted this amendment in fiscal year 2014 for the annual impairment test of indefinite-lived intangible assets. See Note 8 - Goodwill and Other Intangible Assets - for additional disclosures.
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

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

production. The acquisition of the company qualifies as a business under the Business Combinations topic of the ASC. Acquisition costs were $18 million, of which $2 million were recorded in 2014. These costs were classified as selling, general and administrative expenses. The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is not deductible for tax purposes.
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

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
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
During the three months and nine months ended May 31, 2014, Monsanto expensed royalties, purchases and profit sharing payments to third parties under collaborative agreements in the amount of $16 million and $20 million, respectively. These amounts were classified as cost of goods sold on the Statements of Consolidated Operations. There were no expensed royalties, purchases or profit sharing payments to third parties under collaborative agreements during both the three and nine months ended May 31, 2013. During the three months ended May 31, 2014, and May 31, 2013, Monsanto recorded a net R&D reimbursement from third parties under collaboration agreements in the amounts of $4 million and $11 million, respectively. During the nine months ended May 31, 2014, and May 31, 2013, Monsanto recorded a net R&D reimbursement from third parties under collaboration agreements in the amounts of $25 million and $38 million, respectively. These amounts were classified as a reduction to research and development expenses on the Statements of Consolidated Operations.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of
(Dollars in millions)	May 31, 2014	Aug. 31, 2013
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$4	$348
Maximum future payout under recourse provisions	1	19
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$11	$44
Maximum future payout under recourse provisions	8	41
Agreements with Lenders(3)
Outstanding balance	$88	$45
Maximum future payout under the guarantee	63	32
The gross amount of receivables sold under transactions that qualify for sales treatment was:

	Gross Amount of Receivables Sold
	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$—	$135	$23	$137
European and Latin American agreements to sell trade receivables(2)	7	6	17	9

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allowed Monsanto to transfer up to 1 billion Brazilian reais (approximately $450 million) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of our investment. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities.
There were no significant recourse or non-recourse liabilities for all programs as of May 31, 2014, and Aug. 31, 2013. There were no significant delinquent loans for all programs as of May 31, 2014, and Aug. 31, 2013.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 5.	VARIABLE INTEREST ENTITIES
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
Consolidated VIEs
Monsanto has a financing program in Brazil that is recorded as a consolidated VIE. For the most part, the VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. A 90 percent and 91 percent senior interest in the entity is held by third parties, primarily investment funds, as of May 31, 2014, and Aug. 31, 2013, and Monsanto holds the remaining 10 percent and nine percent interest, respectively. Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least nine percent and could be required to provide additional contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. See Note 4 — Customer Financing Programs — for additional information regarding the revolving financing arrangement.
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

	Financing Program VIE
	As of
(Dollars in millions)	May 31, 2014	Aug. 31, 2013
Cash and cash equivalents	$81	$140
Trade receivables, net	74	—
Total Assets	$155	$140
Total Liabilities	—	—
Maximum Exposure to Loss	$15	$—
Monsanto has entered into several agreements with third parties to establish entities to focus on research and development related to various activities including agricultural fungicides and biologicals for agricultural applications. All entities are recorded as consolidated VIEs of Monsanto. Under each of the arrangements, Monsanto holds call options to acquire the majority of the equity interests in each VIE from the third party owners. Monsanto will fund the operations of the VIEs in return for either additional equity interests or to retain the call options. The funding, which may total up to $108 million, will be provided in separate research phases if research milestones are met over the next several years. The VIEs were established to perform agricultural-based research and development activities for the benefit of Monsanto, and Monsanto provides all funding of the VIEs' activities. Further, Monsanto has the power to direct the activities most significant to the VIEs. As a result, Monsanto is the primary beneficiary of the VIEs and the VIEs have been consolidated in Monsanto's consolidated financial statements. As of May 31, 2014, and Aug. 31, 2013, the VIEs had no significant assets or liabilities. Monsanto's maximum exposure to loss was $43 million and $11 million as of May 31, 2014, and Aug. 31, 2013, respectively, which includes our current investment in the VIEs, the funding required to be provided to the VIEs during the research phases and/or the initial consideration paid related to the call options. The third party owners of the VIEs do not have recourse to the general assets of Monsanto beyond Monsanto's maximum exposure to loss at any given time relating to the VIE.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Non-Consolidated VIE
Monsanto has a variable interest through an investment with a software company that develops software with agricultural applications. The company has not provided financial or other support other than its original investment, has no implied or unfunded commitments and the maximum exposure to loss is limited to the amount of investment in the entity and is not significant. There were no significant assets or liabilities for the VIE as of May 31, 2014, and Aug. 31, 2013.

NOTE 6.	RECEIVABLES
Trade receivables on the Statements of Consolidated Financial Position are net of allowances of $69 million and $68 million as of May 31, 2014, and Aug. 31, 2013, respectively.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $122 million and $112 million with a corresponding allowance for credit losses on these receivables of $113 million and $104 million as of May 31, 2014, and Aug. 31, 2013, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2012	$141
Incremental Provision	7
Recoveries	(1)
Write-offs	(47)
Other(1)	4
Balance as of Aug. 31, 2013	$104
Incremental Provision	10
Recoveries	(8)
Write-offs	(10)
Other(1)	17
Balance as of May 31, 2014	$113
(1)Includes reclassifications from trade receivables, net and foreign currency translation adjustments.
In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $100 million and $229 million as of May 31, 2014, and Aug. 31, 2013, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	May 31, 2014	Aug. 31, 2013
Finished Goods	$1,601	$1,079
Goods In Process	1,693	1,619
Raw Materials and Supplies	421	418
Inventory at FIFO Cost	3,715	3,116
Excess of FIFO over LIFO Cost	(163)	(169)
Total	$3,552	$2,947

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2014, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2013	$3,461	$59	$3,520
Acquisition activity (see Note 3)	787	—	787
Effect of foreign currency translation adjustments	36	(2)	34
Balance as of May 31, 2014	$4,284	$57	$4,341
Goodwill increased during the nine months ended May 31, 2014, due to the acquisition of The Climate Corporation. See Note 3 - Business Combinations and Collaborative Arrangements - for further information. The fiscal year 2014 annual goodwill impairment test was performed as of March 1, 2014, and no goodwill impairment existed as of that date. There were no events or circumstances indicating that goodwill might be impaired as of May 31, 2014.
Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2014			As of Aug. 31, 2013
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Intellectual Property	$1,191	$(509)	$682	$1,095	$(791)	$304
Acquired Germplasm	1,121	(746)	375	1,113	(717)	396
Trademarks	368	(139)	229	341	(131)	210
Customer Relationships	341	(199)	142	306	(179)	127
Other	180	(102)	78	177	(91)	86
Total Other Intangible Assets, Finite Lives	$3,201	$(1,695)	$1,506	$3,032	$(1,909)	$1,123
In Process Research & Development, Indefinite Lives	104	—	104	103	—	103
Total Other Intangible Assets	$3,305	$(1,695)	$1,610	$3,135	$(1,909)	$1,226
The increase in total other intangible assets during the nine months ended May 31, 2014, is primarily related to the acquisition of The Climate Corporation and the Novozymes collaborative arrangement. Total amortization expense of other intangible assets was $38 million and $28 million in the third quarter of fiscal years 2014 and 2013, respectively. Total amortization expense of other intangible assets was $98 million and $87 million for the nine months ended May 31, 2014, and May 31, 2013, respectively.
The estimated intangible asset amortization expense for fiscal year 2014 through fiscal year 2018 is as follows:

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

(Dollars in millions)	Amount
2014	$146
2015	160
2016	182
2017	170
2018	130

NOTE 9.	INVESTMENTS
As of May 31, 2014, Monsanto had no short-term investments outstanding. As of Aug. 31, 2013, Monsanto had short-term investments outstanding of $254 million. The investments at Aug. 31, 2013 are comprised of commercial paper with original maturities of one year or less. See Note 13 — Fair Value Measurements.
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of May 31, 2014, and Aug. 31, 2013, these long-term equity securities are recorded in other assets in the Statements of Consolidated Financial Position at a fair value of $40 million and $22 million, respectively. See Note 17 — Accumulated Other Comprehensive Loss.
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of May 31, 2014, and Aug. 31, 2013, these investments were recorded at $87 million and $67 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators.
No significant impairments were recorded on any investments for each of the three and nine month periods ended May 31, 2014, and May 31, 2013.

NOTE 10.	DEFERRED REVENUE
In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million was recorded for each of the three months ended May 31, 2014, and May 31, 2013, and revenue of $60 million was recorded for each of the nine months ended May 31, 2014, and May 31, 2013. As of May 31, 2014, and Aug. 31, 2013, the remaining receivable balance is $148 million and $230 million, respectively, of which $85 million is current in both periods and is included in trade receivables, net. The remaining balance is included in long-term receivables, net on the Statements of Consolidated Financial Position. As of May 31, 2014, and Aug. 31, 2013, the remaining deferred revenue balance is $99 million and $159 million, respectively, of which $79 million is included in current deferred revenue in both periods. The interest income recorded on this receivable is $1 million and $2 million for the three months ended May 31, 2014, and May 31, 2013, respectively. Interest income recorded on this receivable is $2 million and $5 million for the nine months ended May 31, 2014, and May 31, 2013, respectively.
In 2008, Monsanto and Syngenta entered into a Genuity Roundup Ready 2 Yield Soybean License Agreement, which grants Syngenta access to Monsanto’s Genuity Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $12 million and $9 million related to this agreement was recorded for the three months ended May 31, 2014, and May 31, 2013, respectively, and revenue of $26 million and $21 million was recorded for the nine months ended May 31, 2014, and May 31, 2013, respectively. As of May 31, 2014, and Aug. 31, 2013, the remaining receivable balance is $42 million and $58 million, respectively. The majority of this balance is current and is included in trade receivables, net. The remaining balance is included in long-term receivables, net on the Statements of Consolidated Financial Position. As of May 31, 2014, and Aug. 31, 2013, the remaining deferred revenue balance is $15 million and $34 million, respectively, of which $15 million and $24 million is included in current deferred revenue as of May 31, 2014, and Aug. 31, 2013, respectively.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 11.	INCOME TAXES
Monsanto recorded a tax benefit of $140 million in the first nine months of 2013 primarily as a result of the favorable resolution of tax matters, a capital loss from a deemed liquidation of a subsidiary, and the retroactive extension of the research and development credit pursuant to the enactment of the American Taxpayer Relief Act of 2012 on Jan. 2, 2013.

NOTE 12.	DEBT AND OTHER CREDIT ARRANGEMENTS
In November 2011, Monsanto filed a new shelf registration with the SEC (2011 shelf registration) that allows the company to issue an unlimited capacity of debt, equity and hybrid offerings. The 2011 shelf registration will expire in November 2014.
In November 2013, Monsanto issued $400 million of Floating Rate Senior Notes which are due on Nov. 7, 2016 (Floating Rate Notes), $300 million of 1.85% Senior Notes which are due on Nov. 15, 2018 (2018 Senior Notes), and $300 million of 4.65% Senior Notes which are due on Nov. 15, 2043 (2043 Senior Notes). All notes were issued under the 2011 shelf registration.
The net proceeds from the sale of the Floating Rate and the 2018 and 2043 Senior Notes were used for the acquisition of The Climate Corporation and general corporate purposes.
In July 2012, Monsanto issued $250 million of 2.20% Senior Notes which are due on July 15, 2022 (2022 Senior Notes), and $250 million of 3.60% Senior Notes which are due on July 15, 2042 (2042 Senior Notes). Both were issued under the 2011 shelf registration.
The net proceeds from the sale of the 2022 and 2042 Senior Notes were used for general corporate purposes, including refinancing of the company’s indebtedness.
Monsanto has a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through April 1, 2016.
The fair value of the total short-term debt was $162 million and $51 million as of May 31, 2014, and Aug. 31, 2013, respectively. The fair value of the total long-term debt was $3,328 million and $2,231 million as of May 31, 2014, and Aug. 31, 2013, respectively.

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
The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2014, and Aug. 31, 2013. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at May 31, 2014, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Cash equivalents	$1,426	$—	$—	$1,426
Equity securities	40	—	—	40
Derivative assets related to:
Foreign currency contracts	—	9	—	9
Commodity contracts	15	6	—	21
Total Assets at Fair Value	$1,481	$15	$—	$1,496
Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency contracts	$—	$16	$—	$16
Commodity contracts	20	10	—	30
Total Liabilities at Fair Value	$20	$26	$—	$46
Liabilities Not Recorded at Fair Value:
Short-term debt instruments(1)	$—	$162	$—	$162
Long-term debt instruments(1)	—	3,328	—	3,328
Total Liabilities Not Recorded at Fair Value	$—	$3,490	$—	$3,490
Total Liabilities Recorded and Not Recorded at Fair Value	$20	$3,516	$—	$3,536

(1)
Short-term and long-term debt instruments are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2013, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Cash equivalents	$2,865	$—	$—	$2,865
Short-term investments	254	—	—	254
Equity securities	22	—	—	22
Derivative assets related to:
Foreign currency contracts	—	5	—	5
Commodity contracts	13	6	—	19
Total Assets at Fair Value	$3,154	$11	$—	$3,165
Liabilities at Fair Value:
Contingent consideration	$—	$—	$40	$40
Derivative liabilities related to:
Foreign currency contracts	—	8	—	8
Commodity contracts	73	12	—	85
Total Liabilities at Fair Value:	$73	$20	$40	$133
Liabilities Not Recorded at Fair Value:
Short-term debt instrument(1)	$—	$51	$—	$51
Long-term debt instruments(1)	—	2,231	—	2,231
Total Liabilities Not Recorded at Fair Value	$—	$2,282	$—	$2,282
Total Liabilities Recorded and Not Recorded at Fair Value	$73	$2,302	$40	$2,415

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
The fair value of short-term and long-term debt was determined based on current market yields for the debt traded in the secondary market.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

For the nine months ended May 31, 2014, and May 31, 2013, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of May 31, 2014, and Aug. 31, 2013. The following table summarizes the change in fair value of the Level 3 liability for the nine months ended May 31, 2014.

(Dollars in millions)	Contingent Consideration
Balance as of Aug. 31, 2013	$40
Settlement	(40)
Balance as of May 31, 2014	$—
There were no significant measurements of assets or liabilities to their implied fair value on a nonrecurring basis during the nine months ended May 31, 2014, and May 31, 2013.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of May 31, 2014, and Aug. 31, 2013.
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 20 months for foreign currency hedges and 41 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $49 million is expected to be reclassified from accumulated other comprehensive loss into earnings. During the three and nine months ended May 31, 2014, and May 31, 2013, no cash flow hedges were discontinued.
Fair Value Hedges
The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three and nine months ended May 31, 2014, and May 31, 2013.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of May 31, 2014, and Aug. 31, 2013, were as follows:

	As of
(Dollars in millions)	May 31, 2014	Aug. 31, 2013
Derivatives Designated as Hedges:
Foreign exchange contracts	$637	$261
Commodity contracts	795	872
Total Derivatives Designated as Hedges	$1,432	$1,133
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,588	$1,188
Commodity contracts	347	217
Interest rate contracts	160	—
Total Derivatives Not Designated as Hedges	$2,095	$1,405

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of May 31, 2014
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$4	$(4)	$—	$—	$—
Total trade receivables, net	4	(4)	—	—	—	$4,229	$4,229
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	1	—	1	—	1
Derivatives not designated as hedges:
Foreign exchange contracts	8	—	8	—	8
Commodity contracts	2	—	2	—	2
Total miscellaneous receivables	11	—	11	—	11	792	803
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	10	(14)	(4)	4	—
Derivatives not designated as hedges:
Commodity contracts(1)	2	(2)	—	—	—
Total other current assets	12	(16)	(4)	4	—	198	198
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	3	(4)	(1)	1	—
Total other assets	3	(4)	(1)	1	—	616	616
Total Asset Derivatives	$30	$(24)	$6	$5	$11
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$4	$(4)	$—	$—	$—
Total trade receivables, net	4	(4)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	14	(14)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	2	(2)	—	—	—
Total other current assets	16	(16)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other assets	4	(4)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	5	—	5	—	5
Commodity contracts	1	—	1	—	1
Derivatives not designated as hedges:
Foreign exchange contracts	11	—	11	—	11
Commodity contracts	3	—	3	—	3
Total miscellaneous short-term accruals	20	—	20	—	20	$833	$853
Other liabilities
Derivatives designated as hedges:
Commodity contracts	2	—	2	—	2
Total other liabilities	2	—	2	—	2	386	388
Total Liability Derivatives	$46	$(24)	$22	$—	$22

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2013
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$1	$(6)	$(5)	$5	$—
Total trade receivables, net	1	(6)	(5)	5	—	$1,715	$1,715
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	3	—	3	—	3
Derivatives not designated as hedges:
Foreign exchange contracts	2	—	2	—	2
Commodity contracts	4	—	4	—	4
Total miscellaneous receivables	9	—	9	—	9	739	748
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	9	(61)	(52)	52	—
Derivatives not designated as hedges:
Commodity contracts(1)	5	(4)	1	—	1
Total other current assets	14	(65)	(51)	52	1	165	166
Other assets
Derivatives designated as hedges
Commodity contracts(1)	—	(9)	(9)	9	—
Total other assets	—	(9)	(9)	9	—	496	496
Total Asset Derivatives	$24	$(80)	$(56)	$66	$10
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$6	$(6)	$—	$—	$—
Total trade receivables, net	6	(6)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	61	(61)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other current assets	65	(65)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	9	(9)	—	—	—
Total other assets	9	(9)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	1	—	1	—	1
Commodity contracts	4	—	4	—	4
Derivatives not designated as hedges:
Foreign exchange contracts	7	—	7	—	7
Total miscellaneous short-term accruals	12	—	12	—	12	$800	$812
Other liabilities
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other liabilities	1	—	1	—	1	381	382
Total Liability Derivatives	$93	$(80)	$13	$—	$13

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)
	Three Months Ended		Three Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(3)			$(10)	$(10)	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$(4)	$—	2	1	Net sales
Foreign currency contracts	1	3	(2)	1	Cost of goods sold
Commodity contracts(4)	11	41	(1)	55	Cost of goods sold
Interest rate contracts	—	—	(3)	(3)	Interest expense
Total Derivatives Designated as Hedges	8	44	(14)	44
Derivatives Not Designated as Hedges:
Foreign currency contracts(5)			5	8	Other expense, net
Commodity contracts			(3)	(2)	Net sales
Commodity contracts			(2)	(4)	Cost of goods sold
Total Derivatives Not Designated as Hedges			—	2
Total Derivatives	$8	$44	$(14)	$46

(1)	Accumulated other comprehensive income (loss) (AOCI).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Loss on fair value hedges includes a loss of $4 million and $6 million from ineffectiveness during the three months ended May 31, 2014, and May 31, 2013, respectively.

(4)
Loss and gain on commodity cash flow hedges includes a gain of $1 million and loss of $1 million from ineffectiveness for the three months ended May 31, 2014, and May 31, 2013, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended May 31, 2014, and May 31, 2013.

(5)
Gain on foreign currency contracts not designated as hedges includes foreign currency transaction losses of $12 million and $21 million during the three months ended May 31, 2014, and May 31, 2013, respectively.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)
	Nine Months Ended		Nine Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(3)			$(24)	$(10)	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$(2)	$3	4	(1)	Net sales
Foreign currency contracts	(3)	—	(2)	3	Cost of goods sold
Commodity contracts(4)	(32)	(59)	(14)	115	Cost of goods sold
Interest rate contracts(5)	(2)	—	(9)	(9)	Interest expense
Total Derivatives Designated as Hedges	(39)	(56)	(45)	98
Derivatives Not Designated as Hedges:
Foreign currency contracts(6)			30	38	Other expense, net
Commodity contracts			—	(9)	Net sales
Commodity contracts			5	(3)	Cost of goods sold
Total Derivatives Not Designated as Hedges			35	26
Total Derivatives	$(39)	$(56)	$(10)	$124

(1)	Accumulated other comprehensive income (loss) (AOCI).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Loss on fair value hedges includes a loss of $7 million and $10 million from ineffectiveness during the nine months ended May 31, 2014, and May 31, 2013, respectively.

(4)
Loss and gain on commodity cash flow hedges includes a loss of less than $1 million and a loss of $3 million from ineffectiveness for the nine months ended May 31, 2014, and May 31, 2013, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the nine months ended May 31, 2014, and May 31, 2013.

(5)	Loss on interest rate cash flow hedges includes a loss of less than $1 million from ineffectiveness for the nine months ended May 31, 2014.

(6)
Gain on foreign currency contracts not designated as hedges is offset by a foreign currency transaction loss of $113 million and $103 million during the nine months ended May 31, 2014, and May 31, 2013, respectively.

Several of the company’s outstanding foreign currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $11 million and $7 million as of May 31, 2014, and Aug. 31, 2013, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of May 31, 2014, and Aug. 31, 2013, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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

	Three Months Ended May 31, 2014			Three Months Ended May 31, 2013
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$16	$2	$18	$17	$2	$19
Interest Cost on Benefit Obligation	23	2	25	19	2	21
Assumed Return on Plan Assets	(35)	(2)	(37)	(34)	(3)	(37)
Amortization of Unrecognized Net Loss	16	1	17	18	2	20
Curtailment and Settlement Charge	—	—	—	—	1	1
Total Net Periodic Benefit Cost	$20	$3	$23	$20	$4	$24

	Nine Months Ended May 31, 2014			Nine Months Ended May 31, 2013
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$46	$8	$54	$53	$7	$60
Interest Cost on Benefit Obligation	69	6	75	59	6	65
Assumed Return on Plan Assets	(104)	(6)	(110)	(106)	(7)	(113)
Amortization of Unrecognized Net Loss	47	1	48	56	4	60
Curtailment and Settlement Charge	—	2	2	—	3	3
Total Net Periodic Benefit Cost	$58	$11	$69	$62	$13	$75

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Service Cost for Benefits Earned During the Period	$1	$1	$6	$7
Interest Cost on Benefit Obligation	1	1	5	4
Amortization of Unrecognized Net Gain	(3)	(1)	(11)	(4)
Total Net Periodic Benefit Cost	$(1)	$1	$—	$7
Monsanto contributed $32 million to its U.S. qualified plan in the nine month period ended May 31, 2014, and $36 million in the nine month period ended May 31, 2013. Monsanto contributed $14 million to plans outside the United States in the nine month period ended May 31, 2014, and $12 million in the nine month period ended May 31, 2013. As of May 31, 2014, management expects to make additional contributions of approximately $15 million and $4 million to the company’s pension plans in the United States and outside the United States, respectively, during the remainder of fiscal year 2014.

NOTE 16.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the nine months ended May 31, 2014, and May 31, 2013. Stock-based compensation cost capitalized in inventory was $3 million as of both May 31, 2014, and Aug. 31, 2013.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Cost of Goods Sold	$2	$2	$6	$9
Selling, General and Administrative Expenses	17	19	60	52
Research and Development Expenses	12	5	22	15
Pre-Tax Stock-Based Compensation Expense	31	26	88	76
Income Tax Benefit	(10)	(9)	(29)	(26)
Net Stock-Based Compensation Expense	$21	$17	$59	$50
The following table summarizes stock-based compensation activity for and as of the nine months ended May 31, 2014. Monsanto Stock Plans include employees under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012, and employees under the Climate Corporation 2006 Stock Plan, as amended on Oct. 30, 2013. The Director Plan includes members of the Board of Directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan.

	Monsanto Stock Plans		Director Plan
	Stock Options	Restricted Stock Units	Deferred Stock	Restricted Stock
Granted	2,294,236	1,033,646	18,903	4,831
Weighted-average grant date fair value per share	$38.28	$101.90	$98.38	$108.51
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable (in millions)	$77.7	$109.0	$0.5	$0.5
Remaining weighted-average period of expense recognition/requisite service periods (in years)	2.3	2.3	0.3	2.0

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto recorded during the nine months ended May 31, 2014:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain on Available for Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive Loss
Balance as of Aug. 31, 2013	$(831)	$8	$(115)	$(340)	$(1,278)
Other comprehensive income (loss) before reclassifications	232	5	(25)	—	212
Amounts reclassified from accumulated other comprehensive loss	—	—	13	22	35
Net current-period other comprehensive income (loss)	232	5	(12)	22	247
Balance as of May 31, 2014	$(599)	$13	$(127)	$(318)	$(1,031)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings during the three and nine months ended May 31, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Consolidated Operations
	Three months ended May 31, 2014	Nine months ended May 31, 2014
Available for Sale Securities:
Gain on Sale of Security	$(2)	$(2)	Other expense, net
Impairment	—	1	Other expense, net
	(2)	(1)	Total before income taxes
	1	1	Income tax provision
	$(1)	$—	Net of tax

Cash Flow Hedges:
Foreign Exchange Contracts	$(2)	$(4)	Net sales
Foreign Exchange Contracts	2	2	Cost of goods sold
Commodity Contracts	1	14	Cost of goods sold
Interest Rate Contracts	3	9	Interest expense
	4	21	Total before income taxes
	(2)	(8)	Income tax provision
	$2	$13	Net of tax

Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$4	$10	Inventory / Cost of goods sold(1)
Amortization of Unrecognized Net Loss	9	26	Selling, general and administrative expenses
	13	36	Total before income taxes
	(5)	(14)	Income tax provision
	$8	$22	Net of tax

Total Reclassifications For The Period	$9	$35	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $4 million and $10 million of net periodic benefit cost to inventory, of which approximately $2 million and $10 million was recognized in cost of goods sold during the three and nine months ended May 31, 2014, respectively. See Note 15 - Postretirement Benefits - Pensions, Health Care and Other - for additional information.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 18.	EARNINGS PER SHARE
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

	Three Months Ended		Nine Months Ended
(Shares in millions)	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Weighted-Average Number of Common Shares	524.3	534.1	525.4	534.5
Dilutive Potential Common Shares	5.5	5.9	5.8	6.2
Antidilutive Potential Common Shares	1.7	1.9	1.7	1.9
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	—	0.1	0.1	0.1

NOTE 19.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Nine Months Ended
(Dollars in millions)	May 31, 2014	May 31, 2013
Interest	$118	$114
Taxes	788	673

NOTE 20.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia, Inc. is a party but that we manage and for which we are responsible. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $282 million and $271 million as of May 31, 2014, and Aug. 31, 2013, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013.
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

•
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2013, and our Report on Form 10-Q for the quarterly periods ended Nov. 30, 2013, and Feb. 28, 2014, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. After the trial for the Bibb medical monitoring class action began on Jan. 3, 2012, the parties reached a settlement in principle as to both the medical monitoring and the property class claims. The proposed settlement provides for a 30 year medical monitoring program consisting of a primary fund of up to $21 million and an additional fund of up to $63 million over the life of the program, and a three year property remediation plan with funding up to $9 million. On Feb. 24, 2012, the court preliminarily approved the parties’ proposed settlement. A fairness hearing was held June 18, 2012, resulting in the trial court's final approval of the settlement. Certain plaintiffs objected to the approval of the settlement and appealed to the West Virginia Supreme Court of Appeals. On Nov. 22, 2013, the West Virginia Supreme Court of Appeals dismissed the appeal and upheld the fairness of the class action settlements. The objector filed a petition for writ of certiorari with the U.S. Supreme Court which was denied. The settlement is final and the parties have commenced performance of the terms of the settlement.
In October 2007 and November 2009, a total of approximately 200 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia, and Apogee Coal Company, LLC. These cases allege personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5T (1949-1969) and thereafter. Monsanto has agreed to accept the tenders of defense in the matters by Pharmacia, Solutia, Akzo Nobel, Flexsys America, and Apogee Coal under a reservation of rights. During the discovery phase of these several claims, the parties reached an agreement in principle to resolve all pending personal injury claims which is reflected in the above liability. The settlement is final and the parties have commenced performance of the terms of the settlement.
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
Off-Balance Sheet Arrangement: In December 2013, Monsanto executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements Monsanto has transferred the Chesterfield, Missouri facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million which enables the company to reduce the cost of constructing and operating the expansion by reducing certain state and local tax expenditures. Monsanto immediately leased the facility back from the County of St. Louis and has an option to purchase the facility upon tendering the Industrial Revenue Bonds received to the County. The payments due to the company in relation to the Industrial Revenue Bonds and

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

owed by the company in relation to the lease of the facilities qualify for the right of offset under ASC 210, Balance Sheet, on the Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded on the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facilities and the expansion are being treated as being owned by Monsanto.

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

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net Sales(1)
Corn seed and traits	$1,303	$1,559	$5,771	$5,978
Soybean seed and traits	816	658	1,903	1,566
Cotton seed and traits	401	385	587	630
Vegetable seeds	221	216	597	571
All other crops seeds and traits	299	236	506	410
Total Seeds and Genomics	$3,040	$3,054	$9,364	$9,155
Agricultural productivity	1,210	1,194	3,861	3,504
Total Agricultural Productivity	$1,210	$1,194	$3,861	$3,504
Total	$4,250	$4,248	$13,225	$12,659

Gross Profit
Corn seed and traits	$751	$859	$3,654	$3,628
Soybean seed and traits	498	398	1,205	911
Cotton seed and traits	304	295	424	466
Vegetable seeds	107	93	271	282
All other crops seeds and traits	195	170	299	252
Total Seeds and Genomics	$1,855	$1,815	$5,853	$5,539
Agricultural productivity	476	447	1,488	1,190
Total Agricultural Productivity	$476	$447	$1,488	$1,190
Total	$2,331	$2,262	$7,341	$6,729

EBIT(2)(3)
Seeds and Genomics	$898	$920	$3,057	$2,980
Agricultural Productivity	313	284	1,071	810
Total	$1,211	$1,204	$4,128	$3,790

Depreciation and Amortization Expense
Seeds and Genomics	$145	$123	$416	$369
Agricultural Productivity	30	29	91	88
Total	$175	$152	$507	$457

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $22 million and $17 million for the nine months ended May 31, 2014 and 2013, respectively.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income for each period follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
EBIT(1)	$1,211	$1,204	$4,128	$3,790
Interest Expense — Net	25	18	71	54
Income Tax Provision(2)	328	277	1,161	1,005
Net Income Attributable to Monsanto Company	$858	$909	$2,896	$2,731

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interests.

(2)	Includes the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.

NOTE 22.	SUBSEQUENT EVENTS
On June 6, 2014, the board of directors declared a quarterly dividend on its common shares of 43 cents per share. The dividend is payable on July 25, 2014, to shareholders of record on July 3, 2014.
On June 25, 2014, Monsanto announced a new share repurchase program, effective June 25, 2014, for up to $10 billion of the company’s common stock over a two-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Background
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, herbicides and precision agriculture tools provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013. Financial information for the first nine months of fiscal year 2014 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 21— Segment Information — for a reconciliation of EBIT to net income for the three and nine months ended May 31, 2014, and May 31, 2013.
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
Executive Summary
Consolidated Operating Results — Net sales increased $2 million in the three-month comparison and $566 million, or 4 percent, in the nine-month comparison. The primary contributor to the increase in third quarter 2014 was an increase in soybean and other seeds and traits, offset by a decrease in corn seeds and traits. The increase in soybean seed and traits was driven by higher volumes and improved germplasm and trait mix in the US and the increase in other seeds and traits was primarily due to the recent BioAg Alliance with Novozymes. The decrease in corn seed and traits was driven by lower volumes in the US and Europe.
The primary contributor to the increase in the first nine months of 2014 was an increase in Roundup and other glyphosate-based herbicides and soybean seed and traits. The increase in Roundup and other glyphosate-based herbicides was due to an increase in the average net selling price. The increase in soybean seed and traits was driven by increased licensed trait revenue in the United States and the launch of Intacta RR2 PRO, primarily in Brazil.
Net income attributable to Monsanto Company in the first nine months of 2014 was $5.45 per share, compared with $5.05 per share in the first nine months of 2013.
Financial Condition, Liquidity and Capital Resources — In the first nine months of 2014, working capital was $7,306 million compared with $7,327 million in the first nine months of 2013, a decrease of $21 million, and compared with $5,741 million at Aug. 31, 2013, an increase of $1,565 million. For a detailed discussion of the factors affecting the working capital comparison, see the "Working Capital and Financial Condition" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In the first nine months of 2014, net cash provided by operating activities was $371 million compared with $786 million in the first nine months of 2013. Net cash required by investing activities was $1,734 million in the first nine months of 2014 compared with $387 million in the first nine months of 2013. Free cash flow was an outflow of $1,363 million in the first nine months of 2014 compared with an inflow of $399 million in the first nine months of 2013. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
At May 31, 2014, our debt-to-capital ratio was 18 percent compared with 14 percent at May 31, 2013, and Aug. 31, 2013, an increase of 4 percentage points. The increases were primarily driven by the $1 billion debt issuance that occurred in November 2013, offset by the increase in shareowners' equity as a result of earnings.
We expect to incur a significant amount of indebtedness related to our share repurchase program. For additional discussion see the “Capital Resources and Liquidity” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Outlook — We plan to continue to innovate and improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting and improving yields and improving the ways they can produce food, fiber, feed and fuel. We use the tools of modern biology and technology in an effort to make seeds easier to grow, to allow farmers to do more with fewer resources, and to help produce healthier foods for consumers. Our current R&D strategy and commercial priorities are focused on bringing our farmer customers second- and third-generation traits, on delivering multiple solutions in one seed (“stacking”), on providing yield and productivity tools and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, continued patent and legal rights to offer our products, general public acceptance of the products and the value they will deliver to the market.
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

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
(Dollars in millions, except per share amounts)	May 31, 2014	May 31, 2013	Change	May 31, 2014	May 31, 2013	Change
Net Sales	$4,250	$4,248	—%	$13,225	$12,659	4%
Cost of goods sold	1,919	1,986	(3)%	5,884	5,930	(1)%
Gross Profit	2,331	2,262	3%	7,341	6,729	9%
Operating Expenses:
Selling, general and administrative expenses	655	632	4%	1,869	1,773	5%
Research and development expenses	427	392	9%	1,240	1,097	13%
Total Operating Expenses	1,082	1,024	6%	3,109	2,870	8%
Income from Operations	1,249	1,238	1%	4,232	3,859	10%
Interest expense	42	37	14%	135	123	10%
Interest income	(17)	(19)	(11)%	(64)	(69)	(7)%
Other expense, net	3	(4)	(175)%	84	35	140%
Income from Continuing Operations Before Income Taxes	1,221	1,224	—%	4,077	3,770	8%
Income tax provision	341	292	17%	1,165	1,017	15%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	880	932	(6)%	2,912	2,753	6%
Discontinued Operations:
Income from operations of discontinued businesses	—	—	NM	22	17	NM
Income tax provision	—	—	NM	9	6	NM
Income from Discontinued Operations	—	—	NM	13	11	NM
Net Income	$880	$932	(6)%	$2,925	$2,764	6%
Less: Net income attributable to noncontrolling interest	22	23	NM	29	33	NM
Net Income Attributable to Monsanto Company	$858	$909	(6)%	$2,896	$2,731	6%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.62	$1.68	(4)%	$5.43	$5.03	8%
Income from discontinued operations	—	—	NM	0.02	0.02	NM
Net Income Attributable to Monsanto Company	$1.62	$1.68	(4)%	$5.45	$5.05	8%
NM = Not Meaningful

Effective Tax Rate	28%	24%		29%	27%

Comparison as a Percent of Net Sales:
Cost of Goods Sold	45%	47%		44%	47%
Gross Profit	55%	53%		56%	53%
Selling, general and administrative expenses	15%	15%		14%	14%
Research and development expenses	10%	9%		9%	9%
Total operating expenses	25%	24%		24%	23%
Income from continuing operations before income taxes	29%	29%		31%	30%
Net income attributable to Monsanto Company	20%	21%		22%	22%

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Third Quarter Fiscal Year 2014
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:
Net sales increased $2 million in third quarter 2014 from the same quarter a year ago. Our Seeds and Genomics segment net sales decreased $14 million, and our Agricultural Productivity segment net sales increased $16 million in the three-month comparison.
The following table presents the percentage changes in third quarter 2014 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effects of volume, price and currency:

	Third Quarter 2014 Percentage Change in Net Sales vs. Third Quarter 2013
	Volume(1)	Price(2)	Currency	Total
Seeds and Genomics Segment	(3)%	4%	(1)%	—%
Agricultural Productivity Segment	(5)%	8%	(2)%	1%
Total Monsanto Company	(4)%	5%	(1)%	—%

(1)	Includes the effects of unit volume change and some effects of mix.

(2)	Includes the effects of unit price/cost change and some effects of mix.
Cost of goods sold for the total company decreased $67 million in the three-month comparison. Cost of goods sold as a percent of net sales for the total company decreased 2 percentage points to 45 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales decreased 2 percent percentage points to 39 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales decreased 2 percentage points to 61 percent.
The following table represents the percentage changes in third quarter 2014 worldwide cost of goods sold by segment compared with cost of goods sold in the prior-year quarter, including the effects of volume, costs and currency:

	Third Quarter 2014 Percentage Change in Cost of Goods Sold vs. Third Quarter 2013
	Volume(1)	Costs(2)	Currency	Total
Seeds and Genomics Segment	1%	(2)%	(2)%	(3)%
Agricultural Productivity Segment	(4)%	3%	(1)%	(2)%
Total Monsanto Company	(1)%	—%	(2)%	(3)%

(1)	Includes the effects of unit volume change and some effects of mix.

(2)	Includes the effects of unit price/cost change and some effects of mix.
Gross profit increased $69 million in the three-month comparison. Gross profit as a percent of net sales for the total company increased 2 percentage points to 55 percent in the third quarter 2014. Our Seeds and Genomics segment gross profit as a percent of net sales increased 2 percentage points to 61 percent, and our Agricultural Productivity segment gross profit as a percent of net sales increased 2 percentage points to 39 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $58 million in third quarter 2014 compared to the prior-year comparable quarter. In the third quarter 2014, selling, general and administrative (SG&A) increased $23 million primarily due to increased investment in additional growth platforms, including the acquisition of The Climate Corporation, and increased activity related to administrative functions. In the third quarter 2014, R&D increased $35 million primarily because of The Climate Corporation acquisition, breeding expansion and increased investment in our product pipeline. As a percent of net sales, SG&A expenses remained consistent at 15 percent, and R&D expenses increased 1 percentage point to 10 percent for the third quarter of 2014.
Income tax provision was $341 million in third quarter 2014, an increase of $49 million over the prior-year quarter, primarily as a result of lower discrete tax benefits and the increase in pretax income. The effective tax rate increased to 28 percent from 24 percent in third quarter 2013. We recorded a discrete tax benefit of $12 million during third quarter 2014, primarily as a result of adjustments to Ex-US unrecognized tax benefits. We recorded a discrete tax benefit of $93 million during third quarter 2013. The majority of this benefit resulted from the favorable resolution of tax matters, including legacy matters of $11 million.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Without the impact of discrete tax adjustments, our effective tax rate for third quarter 2014 would have been lower than the third quarter 2013 rate primarily due to foreign tax credits.
First Nine Months of Fiscal Year 2014
The following explanations discuss the significant components of our results of operations that affected the nine-month comparison of our first nine months of fiscal years 2014 and 2013 income from continuing operations:
Net sales increased $566 million in the first nine months of 2014 from the same period a year ago. Our Seeds and Genomics segment net sales increased $209 million, and our Agricultural Productivity segment net sales increased $357 million.
The following table presents the percentage changes in the first nine months of 2014 worldwide net sales by segment compared with net sales in the prior-year first nine months, including the effects of volume, price and currency:

	First Nine Months 2014 Percentage Change in Net Sales vs. First Nine Months 2013
	Volume(1)	Price(2)	Currency	Total
Seeds and Genomics Segment	(2)%	6%	(2)%	2%
Agricultural Productivity Segment	1%	11%	(2)%	10%
Total Monsanto Company	(1)%	7%	(2)%	4%

(1)	Includes the effects of unit volume change and some effects of mix.

(2)	Includes the effects of unit price/cost change and some effects of mix.
Cost of goods sold decreased $46 million in the first nine months of 2014 from the same period a year ago. Cost of goods sold as a percent of net sales for the total company decreased 3 percentage points to 44 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales decreased 2 percentage points to 37 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales decreased 5 percentage points to 61 percent.
The following table represents the percentage changes in the first nine months of 2014 worldwide cost of goods sold by segment compared with cost of goods sold in the first nine months of prior-year, including the effects of volume, costs and currency:

	First Nine Months 2014 Percentage Change in Cost of Goods Sold vs. First Nine Months 2013
	Volume(1)	Costs(2)	Currency	Total
Seeds and Genomics Segment	1%	(2)%	(2)%	(3)%
Agricultural Productivity Segment	1%	3%	(1)%	3%
Total Monsanto Company	1%	—%	(2)%	(1)%

(1)	Includes the effects of unit volume change and some effects of mix.

(2)	Includes the effects of unit price/cost change and some effects of mix.
Gross profit increased $612 million in the first nine months of 2014. Gross profit as a percent of net sales for the total company increased 3 percentage points 56 percent in the first nine months of 2014. Our Seeds and Genomics segment gross profit as a percent of net sales increased 2 percentage points to 63 percent, and our Agricultural Productivity segment gross profit as a percent of net sales increased 5 percentage points to 39 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $239 million in the first nine months of 2014 from the prior-year comparable period. In the nine-month comparison, SG&A expenses increased $96 million primarily because of our increased investment in additional growth platforms, including the acquisition of The Climate Corporation, and increased activity related to administrative functions. R&D expenses increased $143 million due to The Climate Corporation acquisition, breeding expansion and increased investment in our product pipeline. As a percent of net sales, SG&A expenses remained consistent at 14 percent, and R&D remained consistent at 9 percent.
Other expense — net increased $49 million in the first nine months of 2014. The increase was primarily the result of current period foreign currency losses largely related to the Argentine peso.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Income tax provision was $1,165 million in the first nine months of 2014, an increase of $148 million from the prior-year comparable period, primarily as a result of lower discrete tax benefits and the increase in pretax income. The effective tax rate increased to 29 percent from 27 percent in the prior year comparable period. We recorded a discrete tax benefit of $18 million during the first nine months of 2014, primarily as a result of deferred tax adjustments and adjustments to Ex-US unrecognized tax benefits. The first nine months of 2013 included several discrete tax adjustments resulting in a tax benefit of $140 million. The majority of this benefit resulted from the favorable resolution of tax matters, including legacy matters of $11 million, a capital loss from a deemed liquidation of a subsidiary, and the retroactive extension of the R&D credit pursuant to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013. Without the impact of discrete tax adjustments, our effective tax rate for the first nine months of 2014 would have been lower than the 2013 rate primarily due to foreign tax credits.

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Nine Months Ended
(Dollars in millions)	May 31, 2014	May 31, 2013	Change	May 31, 2014	May 31, 2013	Change
Net Sales
Corn seed and traits	$1,303	$1,559	(16)%	$5,771	$5,978	(3)%
Soybean seed and traits	816	658	24%	1,903	1,566	22%
Cotton seed and traits	401	385	4%	587	630	(7)%
Vegetable seeds	221	216	2%	597	571	5%
All other crops seeds and traits	299	236	27%	506	410	23%
Total Net Sales	$3,040	$3,054	—%	$9,364	$9,155	2%
Gross Profit
Corn seed and traits	$751	$859	(13)%	$3,654	$3,628	1%
Soybean seed and traits	498	398	25%	1,205	911	32%
Cotton seed and traits	304	295	3%	424	466	(9)%
Vegetable seeds	107	93	15%	271	282	(4)%
All other crops seeds and traits	195	170	15%	299	252	19%
Total Gross Profit	$1,855	$1,815	2%	$5,853	$5,539	6%
EBIT(1)	$898	$920	(2)%	$3,057	$2,980	3%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2014
Net Sales for the Seed and Genomics segment decreased $14 million in the third quarter of fiscal year 2014 compared to the third quarter of fiscal year 2013. The net sales decrease of $256 million in corn seed and traits was driven by lower volumes in the United States and Europe. Volume declined in the United States due to lower planted acres while volume in Europe was slightly down for the quarter due to higher delivery volume in the second quarter as supply was less constrained than in the prior year. The net sales increase of $158 million in soybean seed and traits was driven by higher volumes and improved germplasm and trait mix in the U.S. Net sales in all other crop seeds and traits increased by $63 million primarily due to the recent BioAg Alliance with Novozymes.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $54 million to $1,185 million in the third quarter 2014 compared to $1,239 million in the third quarter 2013. The decrease was primarily the result of lower volumes and lower costs in the corn seed and trait business in the United States offset by increased volumes in the soybean seed and trait business in the United States.
Gross profit for the Seeds and Genomics segment increased $40 million in the third quarter of fiscal year 2014 compared to the third quarter of fiscal year 2013. Gross profit as a percent of net sales for the segment increased 2 percentage points to 61 percent in the third quarter of 2014 compared to the third quarter of 2013. Gross profit for soybean seed and traits increased 25 percent due to the increase in sales volume and trait mix in the United States discussed above. Gross profit for corn seed and traits decreased by 13 percent compared to the 16 percent decrease in net sales due to lower volumes and lower cost of goods in the United States.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Seeds and Genomics Financial Performance — First Nine Months Fiscal Year 2014
Net Sales for the Seed and Genomics segment increased $209 million in the first nine months of fiscal year 2014 compared to the first nine months of fiscal year 2013. The net sales increase of $337 million in soybean seed and traits was driven by increased licensed trait revenue, volume growth and improved germplasm and trait mix in the United States and the launch of Intacta RR2 PRO, primarily in Brazil. The net sales decrease of $207 million in corn seed and traits was primarily driven by lower volumes in the United States and Latin America and unfavorable foreign currency changes, offset by increases in pricing in the United States and volume growth in Europe. Net sales in all other crop seeds and traits increased by $96 million primarily due to the recent BioAg Alliance with Novozymes.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $105 million, or 3 percent, to $3,511 million in the first nine months of 2014 compared to $3,616 million in the first nine months of 2013. The decrease was primarily the result of lower costs in the corn seed and traits business due to lower volumes in the United States and Latin America and lower unit costs in the United States.
Gross profit for the Seeds and Genomics segment increased $314 million in the first nine months of fiscal year 2014 compared to the first nine months of fiscal year 2013. Gross profit as a percent of net sales for the segment increased 2 percentage points to 63 percent in the first nine months of fiscal year 2014 compared to the first nine months of fiscal year 2013. Gross profit for soybean seed and traits increased 32 percent, compared to the 22 percent increase in net sales, primarily due to the increase in trait revenue in the United States and Brazil. Gross profit for corn seed and traits increased 1 percent compared to the 3 percent decrease in net sales primarily due to lower costs in the United States.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Nine Months Ended
(Dollars in millions)	May 31, 2014	May 31, 2013	Change	May 31, 2014	May 31, 2013	Change
Net Sales
Agricultural productivity	$1,210	$1,194	1%	$3,861	$3,504	10%
Total Net Sales	$1,210	$1,194	1%	$3,861	$3,504	10%
Gross Profit
Agricultural productivity	$476	$447	6%	$1,488	$1,190	25%
Total Gross Profit	$476	$447	6%	$1,488	$1,190	25%
EBIT(1)	$313	$284	10%	$1,071	$810	32%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2014
Net sales in our Agricultural Productivity segment increased $16 million in the third quarter of 2014 from the third quarter of 2013 primarily due to increased sales of Roundup and other glyphosate-based herbicides in Latin America and Europe during the three-month period. This improvement was due to an increase in the average net selling price of Roundup and other glyphosate-based herbicides partially offset by the lower sales volume of Roundup and other glyphosate-based herbicides and lawn and garden herbicides.  Sales volumes of Roundup and other glyphosate-based herbicides declined in our global supply business in the United States.  Sales volumes of our lawn and garden herbicides decreased due to a decline in weather conditions in the United States compared to the third quarter of fiscal year 2013.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $13 million, or 2 percent, in the third quarter of 2014 to $734 million compared to $747 million in the third quarter of 2013. Roundup and other glyphosate-based herbicides cost of goods sold declined from the lower sales volume of our Roundup and other glyphosate-based herbicides partially offset by higher priced raw materials when compared to the third quarter of 2013.

The net sales and cost of goods sold discussed above resulted in $29 million higher gross profit in the third quarter of 2014 compared to the third quarter of 2013. Gross profit as a percent of net sales for the Agricultural Productivity segment increased 2 percentage points to 39 percent in 2014 primarily due to the increased average net selling price discussed above.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Agricultural Productivity Financial Performance — First Nine Months Fiscal Year 2014
Net sales in our Agricultural Productivity segment increased $357 million in the nine-month period primarily due to increased sales of Roundup and other glyphosate-based herbicides in the United States, Latin America and Europe. This improvement was due to an increase in the average net selling price of Roundup and other glyphosate-based herbicides.  The average net selling price for Roundup and other glyphosate-based herbicides increased as sales shifted to higher priced branded products in the first nine months of fiscal year 2014 compared to the first nine months of fiscal year 2013.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $59 million, or 3 percent, in the first nine months of 2014 to $2,373 million compared to $2,314 million in the first nine months of 2013. Roundup and other glyphosate-based herbicides cost of goods sold increased as fiscal year 2014 sales shifted to branded products, which are more costly to produce. In addition, the cost of goods sold for Roundup and other glyphosate-based herbicides increased from higher priced raw materials when compared to the first nine months of 2013.  These cost increases were partially offset by the lower sales volume of Roundup and other glyphosate-based herbicides in our global supply business in the United States when compared to the first nine months of 2013.

The net sales and cost of goods sold discussed above resulted in $298 million higher gross profit in the first nine months of 2014. Gross profit as a percent of net sales for the Agricultural Productivity segment increased 5 percentage points to 39 percent in 2014 primarily due to the increased average net selling price discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of		As of Aug. 31,
(Dollars in millions, except current ratio)	May 31, 2014	May 31, 2013	2013
Cash and Cash Equivalents(1)	$1,898	$2,921	$3,668
Trade Receivables, Net(1)	4,229	3,610	1,715
Inventory, Net	3,552	2,884	2,947
Other Current Assets(2)	1,558	1,726	1,747
Total Current Assets	$11,237	$11,141	$10,077
Short-Term Debt, including current portion of long-term debt	$162	$169	$51
Accounts Payable	780	745	995
Accrued Liabilities(3)	2,989	2,900	3,290
Total Current Liabilities	$3,931	$3,814	$4,336
Working Capital(4)	$7,306	$7,327	$5,741
Current Ratio(4)	2.86:1	2.92:1	2.32:1

(1)	May include restrictions as a result of variable interest entities. See the Statements of Consolidated Financial Position and Note 5 — Variable Interest Entities — for more information.

(2)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

(3)
Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable and miscellaneous short-term accruals.

(4)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
May 31, 2014, compared with Aug. 31, 2013: Working capital increased $1,565 million, or 27 percent, between Aug. 31, 2013, and May 31, 2014, primarily because of the following factors:

•
Trade receivables, net increased $2,514 million primarily due to normal ongoing sales activity because of the seasonality of our business and the timing of sales of receivables related to customer financing programs.

•
Inventory, net increased $605 million between respective periods primarily because of a higher production plan for corn seeds compared to lower sales volume, rebuilding corn and soybean seed inventory following the drought in fiscal year 2013, and increased soybean seed inventory due to the launch of Intacta RR2 PRO.

•	Accounts payable decreased $215 million due to timing of payments.

•	Accrued liabilities decreased $301 million between respective periods due to the following fluctuations:
Dividends payable decreased $227 million due to the timing of dividend declarations and payments.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

◦	Deferred revenues decreased $190 million between respective periods primarily because of seasonality and collections in crop protection that we have yet to deliver.

◦	Accrued marketing programs decreased $140 million between respective periods primarily because of the seasonality of our business and the timing of payouts.

◦	Accrued compensation and benefits decreased $85 million due to the payment of annual employee incentive awards during the first quarter of fiscal year 2014, offset by current year incentive accruals.
These decreases in accrued liabilities were offset primarily by the following increase:

◦	Income taxes payable increased $309 million due to the seasonality of our U.S. business and timing of tax payments.
These increases to working capital between May 31, 2014, and Aug. 31, 2013, were partially offset by the following factors:

•
Cash and cash equivalents decreased $1,770 million between respective periods primarily because of cash used for the upfront payment to Novozymes for the BioAg Alliance, the increase in treasury stock purchases and dividend payments, and increased capital expenditures.

•	Other current assets decreased $189 million between respective periods due to the following factor:

◦	Short-term investments decreased $254 million due to less commercial paper investment given our recent strategic investment activity and funding of operations.
May 31, 2014, compared with May 31, 2013: Working capital decreased $21 million between May 31, 2013, and May 31, 2014, primarily because of the following factors:

•
Cash and cash equivalents decreased $1,023 million between respective periods primarily due to the upfront payment to Novozymes for the BioAg Alliance, increased treasury stock purchases and dividend payments, and increased capital expenditures.

•	Other Assets decreased $168 million between respective periods primarily due to the following fluctuation:

◦	Short-term investments decreased $143 million due to less commercial paper investment given our recent strategic investment activity and funding of operations.
These decreases to working capital between May 31, 2014, and May 31, 2013, were offset by the following factors:

•	Trade receivables, net increased $619 million due to increased sales activity and the timing of sales of receivables related to customer financing programs.

•
Inventory, net increased $668 million primarily because of a higher production plan for corn seeds compared to lower sales volume, rebuilding corn and soybean seed inventory following the drought in fiscal year 2013, and increased soybean seed inventory due to the launch of Intacta RR2 PRO.

Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivable risk and to reduce our reliance on commercial paper borrowings. As of May 31, 2014, the programs had $15 million in outstanding balances and we received $40 million of proceeds during the nine-month period under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $72 million as of May 31, 2014. See Note 4 — Customer Financing Programs — for further discussion of these programs.
Cash Flow

	Nine Months Ended
(Dollars in millions)	May 31, 2014	May 31, 2013
Net Cash Provided by Operating Activities	$371	$786
Net Cash Required by Investing Activities	(1,734)	(387)
Free Cash Flow(1)	(1,363)	399
Net Cash Required by Financing Activities	(420)	(739)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	13	(22)
Net Decrease in Cash and Cash Equivalents	(1,770)	(362)
Cash and Cash Equivalents at Beginning of Period	3,668	3,283
Cash and Cash Equivalents at End of Period	$1,898	$2,921

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).

Operating: The decrease in cash provided by continuing operations in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to working capital changes, offset by an increase in net income for the first nine months of 2014 compared to the first nine months of 2013.
Investing: The increase in cash required by investing activities in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the acquisition of The Climate Corporation, our collaboration with Novozymes and an increase in capital expenditures, as detailed below.
Financing: The decrease in cash required by financing activities in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the $1 billion debt issuance that occurred in November 2013, as discussed below, offset by increased treasury stock purchases, increased dividends, and a reduction in short-term borrowings due to higher borrowings in the prior year to support ex-U.S. operations.
Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	May 31, 2014	May 31, 2013	2013
Short-Term Debt	$162	$169	$51
Long-Term Debt	3,049	2,054	2,061
Total Monsanto Company Shareowners’ Equity	14,662	13,869	12,559
Debt-to-Capital Ratio(1)	18%	14%	14%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had no commercial paper borrowings outstanding at May 31, 2014.
On June 25, 2014, Monsanto announced a two year $10 billion share repurchase program that is in addition to the remaining $1.1 billion share repurchase authorization. We expect to incur significant additional long-term and short-term debt, in addition to our cash resources, to fund the share repurchases.
We have a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through April 1, 2016. As of May 31, 2014, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants.
In November 2013, we issued $1 billion senior notes with a group of banks, primarily to fund the acquisition of The Climate Corporation, as discussed below, and for general business purposes.
Our debt-to-capital ratio increased 4 percentage points compared with the May 31, 2013 and Aug. 31, 2013 ratios, primarily because of the debt issuance, as discussed above, offset by the increase in shareowners' equity as a result of earnings.
We held cash and cash equivalents and short-term investments of $1,898 million and $3,922 million at May 31, 2014, and Aug. 31, 2013, respectively, of which $1,180 million and $2,319 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest the approximately $3.3 billion of undistributed earnings of our foreign operations that existed as of August 31, 2013. If needed, we would be able to access funds equivalent to the amount of existing foreign cash, cash equivalents and short-term investments without incurring any income taxes or remittance taxes.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

Dividends: In the first nine months of fiscal year 2014, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payable Date	To Shareowners of Record as of:
May 31, 2014	June 6, 2014	43 cents	July 25, 2014	July 3, 2014
Feb. 28, 2014	Jan. 28, 2014	43 cents	April 25, 2014	April 4, 2014
Feb. 28, 2014	Dec. 9, 2013	43 cents	Jan. 31, 2014	Jan. 10, 2014
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
2014 Acquisitions: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyper-local weather monitoring, weather simulation and agronomic modeling which has allowed them to develop risk management tools and agronomic decision support tools for growers. The acquisition combined The Climate Corporation's expertise in agriculture risk-management with Monsanto’s R&D capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology.
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
Off-Balance Sheet Arrangements

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

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
Seeds and Genomics
Our capabilities in plant breeding and biotechnology research and development are generating a rich and balanced product pipeline that we expect will drive long-term growth. We plan to continue to invest in the areas of seeds, genomics, biotechnology, precision agriculture and biologicals and to invest in technology arrangements that have the potential to increase the efficiency and effectiveness of our R&D efforts. We believe that our seeds and traits businesses will have near-term growth opportunities through a combination of improved breeding and continued growth of stacked and second- and third-generation biotech traits.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. We plan to improve the overall performance of our vegetable seeds business, which has a portfolio focused on 21 crops. While sales growth near term could be tempered in certain regions experiencing political or economic instability, the business integration into a global platform, along with a number of process improvements, are expected to continue to improve our ability to develop and deliver new innovative products to our customer base. We plan to continue to pursue strategic acquisitions in our seed businesses to grow our branded seed share, expand our germplasm library, and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
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
Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. To achieve this, we are pursuing grower and grain handler agreements to ensure we will be compensated for providing the technology. The majority of grain handlers have enrolled in the point of delivery system and we are selling Intacta RR2 PRO in Argentina in this dual-path business model. Intacta RR2 PRO technology has been fully approved by Argentina and export markets. We intend to broaden our commercial launch in Argentina to cover the main production areas. We also intend to finalize the last steps of the business model approach to enable farmer payments on new and legally saved seed. We do not plan to collect on first generation Roundup Ready soybeans in Argentina.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2014.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
Expected higher levels of indebtedness will effectively reduce our financial flexibility and the amount of funds available for other business purposes and may adversely affect our financial condition.
We expect to incur a significant amount of indebtedness related to our announced two-year, $10 billion share repurchase program and our remaining $1.1 billion share repurchase program. Interest costs related to the increased debt will be substantial and will impact working capital, liquidity and cash flow. Our increased level of indebtedness and related covenants could cause adverse effects including: reducing funds available, and limiting our ability to obtain financing or increasing our cost to obtain financing, for acquisitions, capital expenditures, dividends, or other business purposes; lowering our credit ratings; and restricting our financial and operating flexibility. In addition, we regularly extend credit to our customers in certain areas of the world to enable them to acquire crop production products and seeds at the beginning of their growing seasons. Because of these credit practices and the seasonality of our sales and costs, we may need to issue short-term debt at certain times of the year to fund our cash flow requirements. The amount of short-term debt will be greater to the extent that we are unable to collect customer receivables when due and to manage our costs and expenses. Downgrades in our credit ratings, or other limitations on our access to short- or long-term financing or refinancing, could increase our interest cost and adversely affect our profitability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2014 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2014:
Mar. 1, 2014, through Mar. 31, 2014	598,500	$113.03	598,500	$1,138,865,744
April 2014:
Apr. 1, 2014, through Apr. 30, 2014	370,500	$112.53	370,500	$1,097,173,037
May 2014:
May 1, 2014, through May 31, 2014	354,071	$114.84	354,071	$1,056,511,363
Total	1,323,071	$113.37	1,323,071	$1,056,511,363

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

In June 2013, the board of directors authorized a new share repurchase program, effective July 1, 2013, for up to $2 billion of the company's common stock over a three-year period. This repurchase program commenced on Aug. 20, 2013.
On June 25, 2014, Monsanto announced a new share repurchase program, effective June 25, 2014, for up to $10 billion of the company’s common stock over a two-year period. The new program will commence at the completion of Monsanto’s existing $2 billion share repurchase program, which is discussed above.

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: June 25, 2014

MONSANTO COMPANY	THIRD QUARTER 2014 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
10	Amendment No. 2 to the Monsanto Company ERISA Parity Savings and Investment Plan (As Amended and Restated as of December 31, 2008 and subsequently Amended through June 11, 2012).†
11	Omitted — see Note 18 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Represents management contract or compensatory plan or arrangement.