Form 10-K
period 2014-08-31
MONSANTO CO /NEW/
filed 2014-10-29
CIK 1110783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended Aug. 31, 2014
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
Yes [ ] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (Feb. 28, 2014): approximately $57.5 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 484,073,332 shares of common stock, $0.01 par value, outstanding at Oct. 24, 2014.
Documents Incorporated by Reference
Portions of Monsanto Company’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in December 2014, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

MONSANTO COMPANY	2014 FORM 10-K

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
The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in December 2014.
Monsanto was incorporated in Delaware on Feb. 9, 2000, as a subsidiary of Pharmacia Corporation (subsequently converted to Pharmacia LLC). Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia. Pharmacia is now a subsidiary of Pfizer Inc.
“Monsanto,” “the company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its subsidiaries, as appropriate to the context. With respect to the time period prior to Sept. 1, 2000, these defined terms also refer to the agricultural business of Pharmacia.
Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
Information in this Form 10-K is current as of Oct. 29, 2014, unless otherwise specified.
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of recent acquisitions; the outcome of contingencies, such as litigation and the previously announced SEC investigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Legal Proceedings,” “Overview — Executive Summary — Outlook,” “Seeds and Genomics Segment,” “Agricultural Productivity Segment,” “Financial Condition, Liquidity, and Capital Resources” and “Outlook.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.
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

MONSANTO COMPANY	2014 FORM 10-K

TABLE OF CONTENTS FOR FORM 10-K

MONSANTO COMPANY	2014 FORM 10-K

PART I
ITEM 1. BUSINESS
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology traits, herbicides, and precision agriculture products provide farmers with solutions that improve productivity, reduce the costs of farming, and produce better foods for consumers and better feed for animals.
We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. We view our Seeds and Genomics segment as the driver for future growth for our company. In our Agricultural Productivity segment, global glyphosate producers have substantial capacity to supply the market and we expect this global capacity to maintain pressure on margins.
We provide information about our business, including analyses, significant news releases, and other supplemental information, on our website: www.monsanto.com. In addition, we make available through our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Exchange Act are also available on our website by the end of the business day after filing. All of these materials can be found under the “Investors” tab. Our website also includes the following corporate governance materials, under the tab “Who We Are — Corporate Governance”: our Code of Business Conduct, our Code of Ethics for Chief Executive and Senior Financial Officers, our Board of Directors’ Charter and Corporate Governance Guidelines, and charters of our Board committees. These materials are also available on paper. Any shareowner may request them by contacting the Office of the General Counsel, Monsanto Company, 800 N. Lindbergh Blvd., St. Louis, Missouri, 63167. Information on our website does not constitute part of this report.
A description of our business follows.
SEEDS AND GENOMICS SEGMENT
Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds and precision agriculture products to assist farmers in decision making. We also provide other seed companies with genetic material for their seed brands. The tabular information about net sales of our seeds and traits that appears in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Seeds and Genomics Segment — is incorporated herein by reference.

Major Products	Applications	Major Brands
Germplasm	Row crop seeds: Corn hybrids and foundation seed Soybean varieties and foundation seed Cotton varieties, hybrids and foundation seed Other row crop varieties and hybrids, such as canola	DEKALB, Channel for corn Asgrow for soybeans Deltapine for cotton
	Vegetable seeds: Open field and protected-culture seed for tomato, pepper, melon, cucumber, pumpkin, squash, beans, broccoli, onions, and lettuce, among others	Seminis and De Ruiter for vegetable seeds
Biotechnology traits(1)
Enable crops to protect themselves from borers and rootworm in corn, certain lepidopteran insects in soybeans, and leaf- and boll-feeding worms in cotton, reducing the need for applications of insecticides

SmartStax, YieldGard, YieldGard VT Triple, VT Triple PRO and VT Double PRO for corn; Intacta RR2 PRO for soybeans; Bollgard and Bollgard II for cotton
	Enable crops, such as corn, soybeans, cotton and canola, to be tolerant of Roundup and other glyphosate-based herbicides	Roundup Ready and Roundup Ready 2 Yield (soybeans only) Genuity, global umbrella trait brand

(1)	Monsanto also offers farmers stacked-trait products, which are single-seed products in which two or more traits are combined.

MONSANTO COMPANY	2014 FORM 10-K

Distribution of Products
We have a worldwide distribution and sales and marketing organization for our seeds and traits. We sell our products under Monsanto brands and license technology and genetic material to others for sale under their own brands. Through distributors, independent retailers and dealers, agricultural cooperatives, and agents, we market our DEKALB, Asgrow and Deltapine branded germplasm to farmers in every agricultural region of the world. In the United States, we market regional seed brands under our American Seeds, LLC and Channel Bio, LLC businesses to farmers directly, as well as through dealers, agricultural cooperatives and agents. In countries where they are approved for sale, we market and sell our trait technologies with our branded germplasm, pursuant to license agreements with our farmer customers. In Brazil, Argentina and Paraguay, we have implemented a point-of-delivery, grain-based payment system. We contract with grain handlers to collect applicable trait fees when farmers deliver their grain. In addition to selling our products under our own brands, we license a broad package of germplasm and trait technologies to large and small seed companies in the United States and certain international markets. Those seed companies in turn market our trait technologies in their branded germplasm; they may also market our germplasm under their own brand name. Our vegetable seeds are predominantly marketed under either the Seminis or De Ruiter brand in more than 150 countries either directly to farmers or through distributors, independent retailers and dealers, agricultural cooperatives, plant raisers and agents.
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
Patents, Trademarks and Licenses
In the United States and many foreign countries, Monsanto holds a broad business portfolio of patents, trademarks and licenses that provide intellectual property protection for its seeds and genomics-related products and processes. Monsanto routinely obtains patents and/or plant variety protection for its breeding technology, commercial varietal seed products, and for the parents of its commercial hybrid seed products. Monsanto also routinely obtains registrations for its commercial seed products in registration countries, as well as Plant Variety Protection Act Certificates in the United States and equivalent plant breeders’ rights in other countries. In soybeans, while Monsanto’s patent coverage on the first generation Roundup Ready trait for soybeans has expired, most Roundup Ready soybeans in the U.S. are protected by utility patents covering specific varieties. In addition, most of our customers and licensees are choosing our second generation Roundup Ready 2 Yield trait containing soybean seed with patents that extend into the next decade. In Brazil, we expect farmers to adopt our next generation Intacta RR2 PRO soybean traits, which will also have patent coverage extending into the next decade. In corn, patent coverage on our first generation YieldGard trait has expired; however, most farmers have already upgraded to next generation Genuity corn traits with patent coverage extending into the next decade. In cotton, most growers globally are already using our second generation traits with patent coverage extending into the next decade.

Monsanto broadly licenses technology and patents to other parties. For example, Monsanto has licensed the Roundup Ready trait in soybean, corn, canola and cotton seeds and the YieldGard traits in corn to a wide range of commercial entities and

MONSANTO COMPANY	2014 FORM 10-K

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
Raw Materials and Energy Resources
In growing locations throughout the world, we produce directly or contract with third-party growers for corn seed, soybean seed, vegetable seeds, cotton seed, canola seed and other seeds. The availability of seed and the cost of seed production depend primarily on seed yields, weather conditions, grower contract terms and commodity prices. Where practical, we seek to manage commodity price fluctuations through the use of futures contracts and other hedging instruments. Where practicable, we attempt to minimize weather risks by producing seed at multiple growing locations and under irrigated conditions. Our Seeds and Genomics segment also purchases the energy we need to process our seed; these energy purchases are managed in conjunction with our Agricultural Productivity segment.
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

MONSANTO COMPANY	2014 FORM 10-K

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
Monsanto holds (directly or by assignment) numerous phosphate mineral leases from the U.S. government, the state of Idaho, and private parties. None of these leases are material individually, but are significant in the aggregate because elemental phosphorus is a key raw material for the production of glyphosate-based herbicides. The phosphate mineral leases have varying terms. The leases obtained from the U.S. government are of indefinite duration, subject to the modification of lease terms at 20-year intervals.
Environmental Matters
Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of emissions that our operations can release into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. (Superfund), can impose liability for the entire cost of cleanup on any former or current site owners or operators or any parties who sent waste to these sites, without regard to fault or to the lawfulness of the original disposal. These laws and regulations may be amended from time to time; they may become more stringent. We are committed to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, and to the remediation of identified existing environmental concerns. Although the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or competitive position. In addition to compliance obligations associated with our operations, under the terms of our Sept. 1, 2000, Separation Agreement with Pharmacia (the Separation Agreement), we are required to indemnify Pharmacia for any liability it may have for environmental remediation or other environmental responsibilities that are primarily related to Pharmacia’s former agricultural and chemicals businesses. For information regarding certain environmental proceedings, see Item 3 — Legal Proceedings. See also information regarding environmental liabilities, appearing in Note 25 — Commitments and Contingencies, which is incorporated herein by reference.
Raw Materials and Energy Resources
We are a significant purchaser of basic and intermediate raw materials. Typically, we purchase major raw materials and energy through long-term contracts with multiple suppliers. Certain important raw materials are supplied by a few major suppliers. We expect the markets for our raw materials to remain balanced, though pricing may be volatile given the current state of the global economy. Energy is available as required, but pricing is subject to market fluctuations. Where practical, we seek to manage commodity price fluctuations through the use of futures contracts and other hedging instruments.
Our proprietary technology is used in various global locations to produce the catalysts used in various intermediate steps in the production of glyphosate. We believe capacity is sufficient for our requirements and adequate safety stock inventory reduces the risks associated with production outages. We manufacture and purchase disodium iminodiacetic acid, a key ingredient in the production of glyphosate, and purchase chlorine from limited major suppliers. We manufacture almost all of our global supply of elemental phosphorus, a key raw material for the production of Roundup herbicides. We have multiple mineral rights which, subject to obtaining and maintaining appropriate mining permits, we believe will provide a long term supply of phosphate ore to meet our needs into the foreseeable future. As part of the ongoing course of operating our phosphorus production, we are required to periodically permit new mining leases.

RESEARCH AND DEVELOPMENT
Monsanto’s expenses for research and development ("R&D") were $1,725 million in 2014, $1,533 million in 2013 and $1,517 million in 2012.

MONSANTO COMPANY	2014 FORM 10-K

SEASONALITY AND WORKING CAPITAL; BACKLOG
For information on seasonality and working capital and backlog practices, see information in Item 7 — MD&A — Financial Condition, Liquidity and Capital Resources, which is incorporated herein by reference.
EMPLOYEE RELATIONS
As of Aug. 31, 2014, we employed about 22,400 regular employees worldwide and approximately 4,600 temporary employees. The number of temporary employees varies greatly during the year because of the seasonal nature of our business. We believe that relations between Monsanto and its employees are satisfactory.
CUSTOMERS
In 2014, our four largest U.S. agricultural distributors and their affiliates represented, in the aggregate, 22 percent of our worldwide net sales and 40 percent of our U.S. net sales. During 2014, one major U.S. distributor and its affiliates represented 13 percent of the worldwide net sales for our Seeds and Genomics segment and 21 percent of the U.S. net sales for our Seeds and Genomics segment.
INTERNATIONAL OPERATIONS
See Item 1A under the heading “Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability” and Note 26 — Segment and Geographic Data, which are incorporated herein by reference. Approximately 46 percent of Monsanto’s sales, including 39 percent of our Seeds and Genomics segment’s sales and 59 percent of our Agricultural Productivity segment’s sales, originated from our legal entities outside the United States during fiscal year 2014.
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

MONSANTO COMPANY	2014 FORM 10-K

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
Regulatory and legislative requirements affect the development, manufacture and distribution of our products, including the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds, and non-compliance can harm our sales and profitability. Obtaining and maintaining permits for mining and production, and obtaining and maintaining testing, planting and import approvals for seeds or biotechnology traits can be time-consuming and costly, with no guarantee of success. In addition, regulatory and legislative requirements may change over time which can also affect our sales and profitability. The failure to receive necessary permits or approvals could have near- and long-term effects on our ability to produce and sell some current and future products. Planting approvals may also include significant regulatory requirements that can limit our sales. Sales of our traits can be affected in jurisdictions where planting has been approved if we have not received approval for the import of crops containing such biotechnology traits by key import markets. Sales of our traits without having approval for the import of crops containing such biotechnology traits by an import market could lead to disruption of that market and we may face claims of potential liability. Concern about unintended but unavoidable trace amounts (sometimes called “low-level presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, among other things, could lead to export disruption and increased regulation or legislation, which may include: liability transfer mechanisms that may include financial protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits; and requirements for labeling and traceability, which requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources and can affect farmer seed purchase decisions and the sale of our products. Further, the detection of the presence of biotech traits not approved in the country of planting (sometimes called “adventitious presence”) may affect seed availability or result in export disruption and compliance actions, such as crop destruction or product recalls. Legislation encouraging or discouraging the planting of specific crops can also harm our sales. In addition, concern and claims that increased use of glyphosate-based herbicides or biotechnology traits increases the potential for the development of glyphosate-resistant weeds or pests resistant to our traits could result in restrictions on the use of glyphosate-based herbicides or seeds containing our traits or otherwise reduce our sales.
The degree of public understanding and acceptance or perceived public acceptance of our biotechnology products can affect our sales and results of operations by affecting planting approvals, regulatory requirements and customer purchase decisions.
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

MONSANTO COMPANY	2014 FORM 10-K

The successful development and commercialization of our pipeline products will be necessary for our growth.
We use advanced breeding technologies to produce hybrids and varieties with superior performance in farmers' fields, and we use biotechnology to introduce traits that enhance specific characteristics of our crops. We use advanced analytics, software tools, mobile communications and new planting and monitoring equipment to provide agronomic recommendations to growers. We also research biological products to protect farmers’ crops from pests and diseases and enhance plant productivity and fertility, and we research chemical products to protect against crop pests. There are a number of reasons why new product concepts in these areas may be abandoned, including greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The processes of breeding, biotechnology trait discovery and development and trait integration are lengthy, and a very small percentage of the genes and germplasm we test is selected for commercialization. The length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. In countries where biotech traits are not approved for widespread use, our sales depend on our germplasm. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new biotechnology, improved germplasm products, biological and chemical products, and agronomic recommendation products. Consequently, if we are not able to fund extensive research and development activities and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed.
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
We engage in manufacturing, seed production, research and development and sales in many parts of the world. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2014 were principally to customers in Brazil, Argentina, Canada and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareowners’ equity.

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

MONSANTO COMPANY	2014 FORM 10-K

cause a temporary interruption of or loss of momentum in our business and the loss of key personnel from the acquired companies.
Fluctuations in commodity prices can increase our costs and decrease our sales.
We contract production with multiple growers at fair value and retain the seed in inventory until it is sold. These purchases constitute a significant portion of the manufacturing costs for our seeds. Additionally, our chemical manufacturing operations use chemical intermediates and energy, which are subject to increases in price as the costs of oil and natural gas increase. Accordingly, increases in commodity prices may negatively affect our cost of goods sold or cause us to increase seed or chemical prices, which could adversely affect our sales. Where practical, we use hedging strategies and raw material supply agreements that contain terms designed to mitigate the risk of short-term changes in commodity prices. However, we are unable to avoid the risk of medium- and long-term increases. Farmers’ incomes are also affected by commodity prices; as a result, fluctuations in commodity prices could have an impact on farmers' purchasing decisions and negatively affect their ability and decisions to purchase our seed and chemical products.
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
Farmers’ decisions are affected by market, economic and weather conditions that are not known in advance. Failure to provide distributors with enough inventories of our products will reduce our current sales. However, product inventory levels at our distributors may reduce sales in future periods, as those distributor inventories are worked down. In addition, inadequate distributor liquidity could affect distributors’ abilities to pay for our products and, therefore, affect our sales or our ability to collect on our receivables. Global glyphosate producers have the capacity to supply the market, but global dynamics including demand, environmental regulation compliance and raw material availability can cause fluctuations in supply and the price of generic products. We expect the fluctuation in global production will impact the selling price and margin of Roundup brands and our third party sourcing business. We depend on the availability of certain key raw materials used in our glyphosate production from single or limited major suppliers. If a major disruption in key raw materials were to occur, it could have a significant effect on our production, sales and costs.
Recent increases in and expected higher levels of indebtedness will effectively reduce our financial flexibility and the amount of funds available for other business purposes and may adversely affect our financial condition.
We recently incurred a significant amount of indebtedness related to our two-year, $10 billion share repurchase program and expect to incur additional significant indebtedness related to the program. Interest costs related to the increased debt are and will be substantial and will impact working capital, liquidity and cash flow. Our increased level of indebtedness and related covenants could cause adverse effects including: reducing funds available, and limiting our ability to obtain financing or increasing our cost to obtain financing, for acquisitions, capital expenditures, dividends, or other business purposes; lowering our credit ratings; and restricting our financial and operating flexibility. In addition, we regularly extend credit to our customers in certain areas of the world to enable them to acquire crop production products and seeds at the beginning of their growing seasons. Because of these credit practices and the seasonality of our sales and costs, we may need to issue short-term debt at certain times of the year to fund our cash flow requirements. The amount of short-term debt will be greater to the extent that we are unable to collect customer receivables when due and to manage our costs and expenses. Downgrades in our credit ratings, or other limitations on our access to short- or long-term financing or refinancing, could increase our interest cost and adversely affect our profitability.

MONSANTO COMPANY	2014 FORM 10-K

Our results of operations and financial condition may be significantly affected by disruptions caused by weather, natural disasters, accidents, and security breaches, including cyber-security incidents.
Weather and field conditions can adversely affect the timing of crop planting, acreage planted, crop yields and commodity prices. In turn, seed production volumes, quality and cost may also be adversely affected which could impact our sales and profitability. Natural disasters or industrial accidents could also affect our manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs and our ability to meet supply requirements. One of our major U.S. glyphosate manufacturing facilities is located in Luling, Louisiana, which is an area subject to hurricanes.  In addition, several of our key raw material and utility suppliers have production assets in the U.S. gulf coast region and are also susceptible to damage risk from hurricanes.  Hawaii and Puerto Rico, which are also subject to hurricanes, are major seeds and traits locations for our pipeline products. Security breaches and disruptions to our information technology systems could seriously harm our operations.  We utilize and critically rely upon information technology systems in all aspects of our business, including increasingly large amounts of data to support our products and advance our research and development pipeline.  We have experienced cyber-security attacks that have not had a material impact on our financial results, but it is not possible to predict the impact of future incidents.  Failure to effectively prevent, detect and recover from the increasing number and sophistication of information security threats could result in theft, misuse, modification and destruction of information, including trade secrets and confidential business information, and cause business disruptions, delays in research and development, reputational damage, and third-party claims, which could significantly affect our results of operation and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
At Aug. 31, 2014, there were no unresolved comments from the staff of the SEC related to our periodic or current reports under the Exchange Act.
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
ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 25 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. Following is information regarding other material proceedings for which we are responsible.

MONSANTO COMPANY	2014 FORM 10-K

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers
See Part III — Item 10 of this Report on Form 10-K for information about our Executive Officers.

MONSANTO COMPANY	2014 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Monsanto’s common stock is traded principally on the New York Stock Exchange, under the symbol MON. The number of shareowners of record as of Oct. 24, 2014 was 31,118.
The following table sets forth dividend declarations, as well as the high and low intra-day sales prices for Monsanto’s common stock, for the fiscal years 2014 and 2013 quarters indicated.

Dividends per Share		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
2014		$—	$0.86(1)	$—	$0.92(1)	$1.78
2013		$—	$0.75(2)	$—	$0.81(2)	$1.56

Common Stock Price		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
2014	High	$114.50	$117.50	$122.00	$128.79	$128.79
	Low	98.84	104.08	109.24	112.13	98.84
2013	High	$93.00	$104.19	$109.33	$106.80	$109.33
	Low	82.70	88.56	98.92	94.00	82.70

(1)	Monsanto's board of directors declared four dividends in 2014, $0.43 per share on Dec. 9, 2013, $0.43 per share on Jan. 28, 2014, $0.43 per share on June 6, 2014, and $0.49 per share on Aug. 5, 2014.

(2)
Monsanto's board of directors declared four dividends in 2013, $0.375 per share on Dec. 3, 2012, $0.375 per share on Jan. 31, 2013, $0.375 per share on June 6, 2013, and $0.43 per share on Aug. 6, 2013.

Issuer Purchases of Equity Securities
The following table summarizes purchases of equity securities during the fourth quarter of fiscal year 2014 by Monsanto and affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2014:
June 1, 2014, through June 30, 2014	—	$—	—	$1,056,511,363
July 2014:
July 1, 2014, through July 31, 2014	39,338,010	$124.20	39,338,010	$4,970,601,586	(2)
August 2014:
Aug. 1, 2014, through Aug. 31, 2014	786,254	$116.65	786,254	$4,878,881,716	(2)
Total	40,124,264	$124.06	40,124,264	$4,878,881,716	(2)

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)
The approximate dollar value of shares that may yet be purchased under the plans or programs is reduced by the $1.2 billion that reflects the aggregate value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of our company’s accelerated share repurchase agreements with those firms per Note 21 - Capital Stock.

In June 2013, the company announced a new three-year repurchase program of up to an additional $2 billion of the company's common stock. This repurchase program commenced on Aug. 20, 2013 and was completed on Jul. 1, 2014.
In June 2014, the company announced a new two-year repurchase program of up to an additional $10 billion of the company's common stock. The repurchase program commenced on Jul. 1, 2014. There were no other publicly announced plans outstanding as of Aug. 31, 2014.
The timing and number of shares purchased in the future under the repurchase programs, if any, depends upon capital needs, market conditions and other factors.

MONSANTO COMPANY	2014 FORM 10-K

Stock Price Performance Graph
The graph below compares the performance of Monsanto’s common stock with the performance of the Standard & Poor’s 500 Stock Index (a broad-based market index) and a peer group index over a 60-month period extending through the end of the 2014 fiscal year. The graph assumes that $100 was invested on Sept. 1, 2009, in our common stock, in the Standard & Poor’s 500 Stock Index and the peer group index, and that all dividends were reinvested.
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

	8/31/2009	8/31/2010	8/31/2011	8/31/2012	8/31/2013	8/31/2014
Monsanto Company	100	63.79	84.90	108.94	124.31	149.20
S&P 500 Index	100	104.91	124.32	146.70	174.14	218.10
Peer Group	100	110.08	137.20	155.07	196.64	241.41
In accordance with SEC rules, the information contained in Stock Price Performance Graph shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s Regulation 14A, or to the liabilities of Section 18 of the Exchange Act, except to the extent that Monsanto specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

MONSANTO COMPANY	2014 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts and ratios)	2014	2013	2012	2011	2010
Operating Results:
Net sales	$15,855	$14,861	$13,504	$11,822	$10,483
Income from operations	4,075	3,570	3,148	2,502	1,603
Income from continuing operations including portion attributable to noncontrolling Interest	2,749	2,514	2,087	1,657	1,111
Income on discontinued operations	13	11	6	2	4
Net income attributable to Monsanto Company	2,740	2,482	2,045	1,607	1,096
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$5.25	$4.63	$3.82	$2.99	$2.01
Income on discontinued operations	0.03	0.02	0.01	0.01	0.01
Net income attributable to Monsanto Company	5.28	4.65	3.83	3.00	2.02
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$5.19	$4.58	$3.78	$2.96	$1.99
Income on discontinued operations	0.03	0.02	0.01	—	—
Net income attributable to Monsanto Company	5.22	4.60	3.79	2.96	1.99
Financial Position at End of Period:
Total assets	$21,981	$20,664	$20,224	$19,844	$17,852
Working capital(1)	4,563	5,741	5,437	4,080	3,494
Current ratio(1)	1.89:1	2.32:1	2.29:1	1.86:1	1.98:1
Long-term debt	7,528	2,061	2,038	1,543	1,862
Debt-to-capital ratio(2)	50%	14%	15%	16%	17%
Other Data:
Dividends per share	$1.78	$1.56	$1.28	$1.14	$1.08
Stock price per share:
High	$128.79	$109.33	$89.73	$77.09	$87.06
Low	$98.84	$82.70	$58.89	$47.07	$44.61
End of period	$115.65	$97.89	$87.11	$68.93	$52.65
Basic shares outstanding	519.3	533.7	534.1	536.5	543.7
Diluted shares outstanding	524.9	539.7	540.2	542.4	550.8

(1)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

(2)	Debt-to-capital ratio is the sum of short-term and long-term debt, divided by total Monsanto Company shareowner's equity, short-term and long-term debt.
See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for information regarding the factors that have affected or may affect the comparability of our business results.

MONSANTO COMPANY	2014 FORM 10-K

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
We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds and precision agriculture to assist farmers in decision making. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup and Harness brand herbicides and other herbicides. Approximately 46 percent of our total company sales, 39 percent of our Seeds and Genomics segment sales and 59 percent of our Agricultural Productivity segment sales originated from our legal entities outside the United States during fiscal year 2014.
In the fourth quarter of 2008, we entered into an agreement to divest the animal agricultural products business (the Dairy business). This transaction was consummated on Oct. 1, 2008, and included a 10-year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. As a result, financial data for this business has been presented as discontinued operations as outlined below. Accordingly, for all periods presented herein, the Statements of Consolidated Operations and Consolidated Financial Position have been conformed to this presentation. The Dairy business was previously reported as part of the Agricultural Productivity segment.
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
Non-GAAP Financial Measures
MD&A includes financial information prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), as well as two other financial measures, EBIT and free cash flow, that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIT and free cash flow information is intended to supplement investors’ understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies’ EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position or comprehensive income (loss), as determined in accordance with GAAP.
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 26 — Segment and Geographic Data — for a reconciliation of EBIT to net income for fiscal years 2014, 2013 and 2012.
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

MONSANTO COMPANY	2014 FORM 10-K

Executive Summary
Consolidated Operating Results — Net sales increased $994 million, 7 percent, in fiscal year 2014 compared to fiscal year 2013. The primary contributor to the increase is both our global Roundup and other glyphosate-based herbicides and soybean businesses. In both of these businesses we have achieved pricing and volume benefits. Net income attributable to Monsanto Company in fiscal year 2014 was $5.22 per share, compared with $4.60 per share in fiscal year 2013.
Financial Condition, Liquidity and Capital Resources — In fiscal year 2014, working capital was $4,563 million compared with $5,741 million in fiscal year 2013, a decrease of $1,178 million. For a detailed discussion of the factors affecting the working capital comparison, see the "Working Capital and Financial Condition" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In fiscal year 2014, net cash provided by operating activities was $3,054 million compared with $2,740 million in fiscal year 2013. Net cash required by investing activities was $2,095 million in fiscal year 2014 compared with $777 million in fiscal year 2013. Free cash flow was $959 million in fiscal year 2014 compared with $1,963 million in fiscal year 2013. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In fiscal year 2014, our debt-to-capital ratio was 50 percent compared with 14 percent in fiscal year 2013. The increase was primarily driven by an increase in long-term debt due to the $1 billion debt issuance that occurred in November 2013 and the $4.5 billion debt issuance that occurred in July 2014, and a decrease in shareowners' equity resulting from treasury stock purchases. These factors were partially offset by an increase in shareowners' equity as a result of earnings.
In fiscal year 2014, capital expenditures were $1,005 million compared with $741 million in fiscal year 2013, an increase of $264 million. The primary driver of the increase relates to higher overall spending on projects related to our additional corn seed plant expansions in Brazil, Latin America and Europe and research facilities in the United States.
In July 2014, we entered into uncollared accelerated share repurchase (“ASR”) agreements with two banks. Under the ASR agreements, we agreed to purchase approximately $6 billion of Monsanto common stock pursuant to the share repurchase programs announced in June 2014 and June 2013. For a detailed discussion see the "Capital Resources and Liquidity" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A and Note 21 - Capital Stock.
In February 2014, we entered into a collaboration agreement with Novozymes to launch The BioAg Alliance. Monsanto paid Novozymes an aggregate upfront cash payment of $300 million for recognition of Novozymes ongoing business and capabilities in microbials and for Novozymes' ability to supply the alliance products. For a detailed discussion see the "Capital Resources and Liquidity" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
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
Outlook — We plan to continue to innovate and improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting and improving yields and improving the ways they can produce food, fiber, feed and fuel. We use the tools of modern biology and technology in an effort to make seeds easier to grow, to allow farmers to do more with fewer resources and to help produce healthier foods for consumers. Our current R&D strategy and commercial priorities are focused on bringing our farmer customers second- and third-generation traits, on delivering multiple solutions in one seed (“stacking”), on providing yield and productivity tools and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, continued patent and legal rights to offer our products, general public acceptance of the products and the value they will deliver to the market.
Roundup herbicides remain the largest crop protection brand globally. Monsanto’s crop protection business focus is to strategically support Monsanto’s Roundup Ready crops through our weed management platform that delivers weed control offerings for farmers. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally.

MONSANTO COMPANY	2014 FORM 10-K

See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” above and Part I — Item 1A — Risk Factors of this Form 10-K.
New Accounting Pronouncements — See Note 3 — New Accounting Standards — for information on recently issued accounting guidance.

MONSANTO COMPANY	2014 FORM 10-K

RESULTS OF OPERATIONS

	Year Ended Aug. 31,			Change
(Dollars in millions, except per share amounts)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net Sales	$15,855	$14,861	$13,504	7%	10%
Cost of goods sold	7,281	7,208	6,459	1%	12%
Gross Profit	8,574	7,653	7,045	12%	9%
Operating Expenses:
Selling, general and administrative expenses	2,774	2,550	2,380	9%	7%
Research and development expenses	1,725	1,533	1,517	13%	1%
Total Operating Expenses	4,499	4,083	3,897	10%	5%
Income from Operations	4,075	3,570	3,148	14%	13%
Interest expense	248	172	191	44%	(10)%
Interest income	(102)	(92)	(77)	11%	19%
Other expense, net	102	61	46	67%	33%
Income from Continuing Operations Before Income Taxes	3,827	3,429	2,988	12%	15%
Income tax provision	1,078	915	901	18%	2%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	2,749	2,514	2,087	9%	20%
Discontinued Operations:
Income from operations of discontinued businesses	22	17	10	NM	NM
Income tax provision	9	6	4	NM	NM
Income on Discontinued Operations	13	11	6	NM	NM
Net Income	$2,762	$2,525	$2,093	9%	21%
Less: Net income attributable to noncontrolling interest	22	43	48	(49)%	(10)%
Net Income Attributable to Monsanto Company	$2,740	$2,482	$2,045	10%	21%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$5.19	$4.58	$3.78	13%	21%
Income on discontinued operations	0.03	0.02	0.01	NM	NM
Net Income Attributable to Monsanto Company	$5.22	$4.60	$3.79	13%	21%
NM = Not Meaningful
Effective Tax Rate	28%	27%	30%
Comparison as a Percent of Net Sales:
Cost of goods sold	46%	49%	48%
Gross profit	54%	51%	52%
Selling, general and administrative expenses	17%	17%	18%
Research and development expenses	11%	10%	11%
Total operating expenses	28%	27%	29%
Income from continuing operations before income taxes	24%	23%	22%
Net income attributable to Monsanto Company	17%	17%	15%

MONSANTO COMPANY	2014 FORM 10-K

Overview of Financial Performance (2014 compared with 2013)
The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2014 with fiscal year 2013.
Net sales increased $994 million in fiscal year 2014 from fiscal year 2013. Our Seeds and Genomics segment net sales increased $400 million, and our Agricultural Productivity segment net sales increased $594 million. The following table presents the percentage changes in fiscal year 2014 worldwide net sales by segment compared with net sales in fiscal year 2013, including the effect that volume, price and currency had on these percentage changes:

	2014 Percentage Change in Net Sales vs. 2013
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(1)%	6%	(1)%	4%
Agricultural Productivity Segment	5%	10%	(2)%	13%
Total Monsanto Company	1%	7%	(1)%	7%
Cost of goods sold increased $73 million in fiscal year 2014 from fiscal year 2013. Our Seeds and Genomics segment cost of goods sold decreased $113 million, and our Agricultural Productivity segment cost of goods sold increased $186 million. Cost of goods sold as a percent of net sales for the total company decreased 3 percentage points to 46 percent. The following table represents the percentage changes in fiscal year 2014 worldwide cost of goods sold by segment compared with cost of goods sold in fiscal year 2013, including the effect that volume, costs and currency had on these percentage changes:

	2014 Percentage Change in Cost of Goods Sold vs. 2013
	Volume	Costs	Currency	Total
Seeds and Genomics Segment	1%	(2)%	(2)%	(3)%
Agricultural Productivity Segment	5%	2%	(1)%	6%
Total Monsanto Company	3%	(1)%	(1)%	1%
Gross profit increased $921 million. Total company gross profit as a percent of net sales increased 3 percentage points to 54 percent in fiscal year 2014.
For a more detailed discussion of the factors affecting the net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $416 million in fiscal year 2014 from fiscal year 2013. Selling, general and administrative (SG&A) expenses increased 9 percent primarily because of increased investment in additional growth platforms, including The Climate Corporation, and increased activity related to marketing and administrative functions. R&D expenses increased 13 percent due to The Climate Corporation acquisition, breeding expansion and increased investment in our product pipeline. As a percent of net sales, SG&A expense remained consistent at 17 percent of net sales and R&D expense increased 1 percentage point to 11 percent of net sales in fiscal year 2014.
Interest expense increased $76 million in fiscal year 2014 from fiscal year 2013. The increase was primarily the result of the $1 billion debt issuance that occurred in November 2013 and the $4.5 billion debt issuance that occurred in July 2014.
Other expense — net increased $41 million in fiscal year 2014. The increase was primarily the result of current period foreign currency losses largely related to the Argentine peso.
Income tax provision for fiscal year 2014 is $1,078 million, an increase of $163 million from fiscal year 2013 primarily as a result of lower discrete tax benefits and the increase in pretax income from continuing operations in 2014. The effective tax rate increased to 28 percent, an increase of 1 percentage point from fiscal year 2013. Fiscal year 2014 included several discrete tax adjustments resulting in a tax benefit of $12 million. The majority of this benefit resulted from deferred tax adjustments and adjustments to unrecognized tax benefits. Fiscal year 2013 included several discrete tax adjustments resulting in a tax benefit of $153 million. Without the discrete items, our effective tax rate for fiscal year 2014 would have been lower than the 2013 rate, primarily due to foreign tax credits.

MONSANTO COMPANY	2014 FORM 10-K

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
Cost of goods sold increased $749 million in fiscal year 2013 from fiscal year 2012. Our Seeds and Genomics segment cost of goods sold increased $527 million, and our Agricultural Productivity segment cost of goods sold increased $222 million. Cost of goods sold as a percent of net sales for the total company increased 1 percentage point to 49 percent. The following table represents the percentage changes in fiscal year 2013 worldwide cost of goods sold by segment compared with cost of goods sold in fiscal year 2012, including the effect that volume, costs and currency had on these percentage changes:

	2013 Percentage Change in Cost of Goods Sold vs. 2012
	Volume	Costs	Currency	Total
Seeds and Genomics Segment	3%	12%	(1)%	14%
Agricultural Productivity Segment	4%	6%	(2)%	8%
Total Monsanto Company	5%	9%	(2)%	12%
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
Income tax provision for fiscal year 2013 is $915 million, an increase of $14 million from fiscal year 2012 primarily as a result of the increase in pretax income from continuing operations, offset by a higher discrete tax benefit in 2013. The effective tax rate decreased to 27 percent, a decrease of 3 percentage points from fiscal year 2012.  Fiscal year 2013 included several discrete tax adjustments resulting in a tax benefit of $153 million. The majority of this benefit resulted from the favorable resolution of tax matters, a capital loss from a deemed liquidation of a subsidiary, the expiration of statutes in various jurisdictions and the retroactive extension of the US Research and Development (R&D) credit pursuant to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013. Fiscal year 2012 included several discrete tax adjustments resulting in a tax benefit of $47 million. Without the discrete items, our effective tax rate for fiscal year 2013 would have still been lower than the 2012 rate, primarily due to the extension of the R&D credit.

MONSANTO COMPANY	2014 FORM 10-K

SEEDS AND GENOMICS SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net Sales
Corn seed and traits	$6,401	$6,596	$5,814	(3)%	13%
Soybean seed and traits	2,102	1,653	1,771	27%	(7)%
Cotton seed and traits	665	695	779	(4)%	(11)%
Vegetable seeds	867	821	851	6%	(4)%
All other crops seeds and traits	705	575	574	23%	—%
Total Net Sales	$10,740	$10,340	$9,789	4%	6%
Gross Profit
Corn seed and traits	$3,932	$3,929	$3,589	—%	9%
Soybean seed and traits	1,364	948	1,160	44%	(18)%
Cotton seed and traits	461	519	585	(11)%	(11)%
Vegetable seeds	401	337	419	19%	(20)%
All other crops seeds and traits	438	350	306	25%	14%
Total Gross Profit	$6,596	$6,083	$6,059	8%	—%
EBIT(1)	$2,607	$2,412	$2,570	8%	(6)%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 26 — Segment and Geographic Data — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance for Fiscal Year 2014
The net sales increase of $449 million in soybean seed and traits was driven by increased collections of Roundup Ready 2 Yield royalties in the United States, volume growth and improved germplasm and trait mix in the United States and the launch of Intacta RR2 PRO, primarily in Brazil.
The net sales decrease of $195 million in corn seed and traits was primarily driven by lower volumes in the United States and Latin America and unfavorable foreign currency changes in Brazil, offset by increases in pricing in all world areas due to improved germplasm and trait mix and volume growth in Europe.
The net sales increase of $130 million in all other seeds and traits was primarily due to The BioAg Alliance with Novozymes and higher canola volume.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $113 million, or 3 percent, to $4,144 million in fiscal year 2014 compared to $4,257 million in fiscal year 2013. The decrease was primarily the result of lower volumes and lower costs in corn seed and traits in Latin America and the United States and favorable currency changes in Brazil, Europe and Canada. The decrease was offset by higher volumes in soybean seed and traits, higher costs in cotton seed and traits and The BioAg Alliance with Novozymes.
Gross profit increased $513 million, or 8 percent, to $6,596 million in fiscal year 2014 compared with $6,083 million in fiscal year 2013. Gross profit as a percent of sales for this segment increased 2 percentage points to 61 percent in fiscal year 2014.
Gross profit for soybean seed and traits increased 44 percent compared to the 27 percent increase in net sales for soybean seed and traits. This additional percentage increase in gross profit over the net sales increase is the result of improved price mix and Roundup Ready royalties in the United States, which carry higher gross margins, and the launch of Intacta RR2 PRO in Brazil.
Gross profit for vegetable seeds increased 19 percent compared to the 6 percent increase in net sales for vegetable seeds. This additional percentage increase in gross profit over the net sales increase is primarily the result of decreased inventory obsolescence in the current fiscal year.

MONSANTO COMPANY	2014 FORM 10-K

Gross profit for cotton seed and traits decreased 11 percent compared to the 4 percent decrease in sales for cotton seeds and traits. This additional percentage decrease in gross profit over the net sales decrease was primarily due to an inventory obsolescence write down in the current fiscal year.
Gross profit for all other crops seeds and traits increased 25 percent compared to the 23 percent increase in net sales for all other crops seeds and traits. The increase in gross profit was driven by higher net sales due to The BioAg Alliance and higher volumes in canola discussed above.
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
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $527 million, or 14 percent, to $4,257 million in fiscal year 2013 compared to $3,730 million in fiscal year 2012. The increase was primarily the result of higher plant processing and field costs driven by lower corn production yields and higher corn winter production resulting from drought conditions in the summer of 2012, higher commodity prices and inflation. Also contributing to this increase was higher sales volume as noted in the net sales discussion above.
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
AGRICULTURAL PRODUCTIVITY SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net Sales
Agricultural Productivity	$5,115	$4,521	$3,715	13%	22%
Total Net Sales	$5,115	$4,521	$3,715	13%	22%
Gross Profit
Agricultural Productivity	1,978	1,570	986	26%	59%
Total Gross Profit	$1,978	$1,570	$986	26%	59%
EBIT(1)	$1,345	$1,048	$477	28%	120%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 26 — Segment and Geographic Data — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

MONSANTO COMPANY	2014 FORM 10-K

Agricultural Productivity Financial Performance for Fiscal Year 2014
Net sales in our Agricultural Productivity segment increased $594 million in fiscal year 2014 due to increased sales of Roundup and other glyphosate-based herbicides in all markets. This improvement was primarily due to an increase in the average net selling price of Roundup and other glyphosate-based herbicides in Brazil, United States, Latin America and Europe.  The average net selling price for Roundup and other glyphosate-based herbicides increased as sales shifted to higher priced branded products in fiscal year 2014 compared to fiscal year 2013.
Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $186 million, or 6 percent, in fiscal year 2014 to $3,137 million compared to $2,951 million in fiscal year 2013. Roundup and other glyphosate-based herbicides cost of goods sold increased as fiscal year 2014 sales shifted to branded products, which are more costly to produce. In addition, the cost of goods sold for Roundup and other glyphosate-based herbicides increased from higher priced raw materials when compared to 2013.
The net sales and cost of goods sold discussed above resulted in $408 million higher gross profit in fiscal year 2014. Gross profit as a percent of sales for the Agricultural Productivity segment increased 4 percentage points to 39 percent in fiscal year 2014 primarily due to the increased average net selling price discussed above.
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
Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $222 million, or 8 percent, in fiscal year 2013 to $2,951 million compared to $2,729 million in fiscal year 2012. Roundup and other glyphosate-based herbicides cost of goods sold increased as fiscal year 2013 sales shifted to branded products, which are more costly to produce. Increased volume in our Roundup and other glyphosate-based herbicides business, as discussed above, also contributed to this increase.
The net sales and cost of goods sold discussed above resulted in $584 million higher gross profit in fiscal year 2013. Gross profit as a percent of sales for the Agricultural Productivity segment increased 8 percentage points to 35 percent in fiscal year 2013 primarily due to the increased average net selling price discussed above.

MONSANTO COMPANY	2014 FORM 10-K

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Working Capital and Financial Condition

	As of Aug. 31,
(Dollars in millions, except current ratio)	2014	2013
Cash and Cash Equivalents(1)	$2,367	$3,668
Trade Receivables, Net(1)	2,014	1,715
Inventory, Net	3,597	2,947
Other Current Assets(2)	1,697	1,747
Total Current Assets	$9,675	$10,077
Short-Term Debt(1)	$233	$51
Accounts Payable(1)	1,111	995
Accrued Liabilities(1)(3)	3,768	3,290
Total Current Liabilities	$5,112	$4,336
Working Capital(4)	$4,563	$5,741
Current Ratio(4)	1.89:1	2.32:1

(1)	Includes restrictions as a result of our variable interest entities. See the Statements of Consolidated Financial Position and Note 7 — Variable Interest Entities — for more information.

(2)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

(3)
Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable and miscellaneous short-term accruals.

(4)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Working capital decreased $1,178 million between Aug. 31, 2014, and Aug. 31, 2013, primarily because of the following factors:

•	Cash and cash equivalents decreased $1,301 million. For a more detailed discussion of the factors affecting the cash flow comparison, see the “Cash Flow” section in this section of MD&A.

•
Other current assets decreased $50 million due to a $214 million decrease in short-term investments to fund operations and investments, offset by increases in miscellaneous receivables due to an increase in value added tax receivable, deferred tax assets, and fiduciary assets from the acquisition of The Climate Corporation.

•	Short-term debt increased $182 million as a result of the recognition of redeemable shares related to a consolidated variable interest entity and additional short-term borrowings in Europe and Brazil.

•	Accounts payable increased $116 million primarily due to the acquisition of The Climate Corporation and timing of payments in Brazil and Europe.

•	Accrued liabilities increased $478 million primarily due to the following fluctuations:

◦
Accrued marketing programs increased $316 million due to increased sales and recording of amounts within accounts receivable with the right of offset primarily in the U.S., and an increase in Brazil related primarily to cotton seed and traits.

◦	Miscellaneous short-term accruals increased $150 million primarily due to higher accrued interest on increased debt, the acquisition of The Climate Corporation and higher deferred tax liabilities.

These decreases to working capital were partially offset by the following factors:

•
Trade receivables, net increased $299 million primarily due to increased revenue from royalty agreements in the U.S., the timing of cash receipts in the U.S. and increased sales in Brazil and Europe, offset by accrued marketing programs with the right of offset primarily in the U.S.

•
Inventory, net increased $650 million between respective periods primarily from our seeds and genomics segment due to larger corn seed and traits production plans to rebuild inventory volume following the prior year drought in the U.S. and to meet demand in Europe, in addition to higher production plans for soybeans in the U.S. and lower than expected corn seeds and traits sales volume in Brazil in fiscal year 2014. Agricultural productivity contributed to this increase as a result of expected fiscal year 2015 demand.

MONSANTO COMPANY	2014 FORM 10-K

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

Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of Aug. 31, 2014, the programs had $503 million in outstanding balances and we received $535 million of proceeds in fiscal year 2014 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $106 million as of Aug. 31, 2014. See Note 6 — Customer Financing Programs — for further discussion of these programs.

Cash Flow

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
Net Cash Provided by Operating Activities	$3,054	$2,740	$3,051
Net Cash Required by Investing Activities	(2,095)	(777)	(1,034)
Free Cash Flow(1)	959	1,963	2,017
Net Cash Required by Financing Activities	(2,259)	(1,485)	(1,165)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(93)	(141)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,301)	385	711
Cash and Cash Equivalents at Beginning of Period	3,668	3,283	2,572
Cash and Cash Equivalents at End of Period	$2,367	$3,668	$3,283

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Overview — Non-GAAP Financial Measures” section in MD&A for a further discussion).

2014 compared with 2013:
Operating: The increase in cash provided by continuing operations in fiscal year 2014 compared to fiscal year 2013 was primarily due to the following:

•	Increased earnings from fiscal year 2013 to fiscal year 2014; and

•	Decrease in payments for accounts payable and accrued liabilities primarily due to timing of payments and increased accrued marketing programs.
The above factors were offset by the following:

•	Increase in payments for inventory due to higher production plans for corn and soybeans and inventory build for agriculture productivity;

•	Increase in receivables due to increased revenue from royalty agreements in the U.S., the timing of cash receipts in the U.S. and increased sales in Brazil and Europe;

•	Decrease in receipts of deferred revenues due to higher fiscal year 2013 deferred revenue balance in Brazil; and

•	Increase in tax payments due to increased earnings and timing of tax payments.
Investing: The increase in cash required by investing activities in fiscal year 2014 compared to fiscal year 2013 was primarily due to the acquisition of The Climate Corporation, our collaboration with Novozymes and an increase in capital expenditures, as detailed below, offset by net cash provided by net purchases and maturities of short-term investments used to fund operations and investments.
Financing: The increase in cash required by financing activities in fiscal year 2014 compared to fiscal year 2013 was primarily due to the following:

•	Increased treasury stock purchases resulting from the ASR agreements, as discussed below, and dividend payments in order to provide increased returns to our shareowners;

•	Lower proceeds from noncontrolling interests; and

•	Debt issuance costs related to the $4.5 billion issuance and $1 billion issuance during fiscal year 2014, as discussed below.

MONSANTO COMPANY	2014 FORM 10-K

The above factors were offset by the following:

•	Long-term debt proceeds from the $4.5 billion issuance and $1 billion issuance during fiscal year 2014, as discussed below; and

•	Lower payments to noncontrolling interests.
2013 compared with 2012: In 2013, our free cash flow was a source of cash of $1,963 million, compared with $2,017 million in 2012. Cash provided by operating activities decreased 10 percent, or $311 million, to $2,740 million in in 2013 compared with $3,051 million in 2012. The decrease was primarily driven by higher tax payments due to increased earnings and the timing of tax payments, increased payments related to marketing programs due to increased fiscal year sales, increased payments for inventory due to higher corn production costs and higher commodity prices, and increased incentive payments based on increased company results and additional cash contributions related to our ESOP. These factors were offset by increased earnings in fiscal year 2013 compared with fiscal year 2012.
Cash required by investing activities was $777 million in 2013 compared with $1,034 million in 2012. The decrease was primarily driven by higher proceeds from the sale of assets and a decrease in the purchase price of current year acquisitions, offset by an increase in capital expenditures as discussed below.
The amount of cash required by financing activities was $1,485 million in 2013 compared with $1,165 million in 2012. The increase was primarily driven by increased treasury stock purchases and dividend payments in order to provide increased returns to our shareowners and a reduction in long-term debt proceeds due to debt issuance in fiscal year 2012 that did not occur in fiscal year 2013. These factors were offset by a decrease in long-term debt reductions due to the repayment of outstanding debt in fiscal year 2012, which was partially paid with the debt issuance in fiscal year 2012.

Capital Resources and Liquidity

	As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2014	2013
Short-Term Debt	$233	$51
Long-Term Debt	7,528	2,061
Total Monsanto Company Shareowners’ Equity	7,875	12,559
Debt-to-Capital Ratio	50%	14%
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had no commercial paper borrowings outstanding at Aug. 31, 2014.
In July 2014, we issued $4.5 billion senior unsecured notes with a group of banks. The net proceeds from the issuance were used to repurchase the company’s common stock pursuant to the ASR agreements in July 2014 discussed below.
In November 2013, we issued $1 billion senior notes with a group of banks, primarily to fund the acquisition of The Climate Corporation, as discussed below, and for general business purposes.
We have a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through April 1, 2016. As of Aug. 31, 2014, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants. Subsequent to Aug. 31, 2014, we requested an increase in the overall borrowing limit pursuant to a provision in the credit agreement that allowed us to do so, and effective Sept. 30, 2014, the limit was increased to $2.5 billion.
Our debt-to-capital ratio increased to 50 percent at Aug 31, 2014, compared with 14 percent at Aug. 31, 2013, as a result of the debt issuances as discussed above and treasury share purchases as discussed below, offset by the increase in shareowners' equity as a result of earnings.

MONSANTO COMPANY	2014 FORM 10-K

We held cash and cash equivalents and short-term investments of $2,407 million and $3,922 million at Aug. 31, 2014, and Aug. 31, 2013, respectively, of which $2,023 million and $2,319 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.4 billion of the $4.8 billion of undistributed earnings of our foreign operations that existed as of August 31, 2014. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.

Dividends: In fiscal year 2014, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payable Date	To Shareowners of Record as of:
Aug. 31, 2014	Aug. 5, 2014	49 cents	Oct. 31, 2014	Oct. 10, 2014
May 31, 2014	June 6, 2014	43 cents	July 25, 2014	July 3, 2014
Feb. 28, 2014	Jan. 28, 2014	43 cents	April 25, 2014	April 4, 2014
Feb. 28, 2014	Dec. 9, 2013	43 cents	Jan. 31, 2014	Jan. 10, 2014
We paid dividends totaling $904 million in fiscal year 2014, $802 million in fiscal year 2013 and $642 million in fiscal year 2012.
Share Repurchases: On July 1, 2014, we entered into uncollared ASR agreements with each of JPMorgan Chase Bank, N.A. (“JPMorgan”) and Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR agreements, we agreed to purchase approximately $6.0 billion of Monsanto common stock, in total. On July 7, 2014, JPMorgan and Goldman Sachs delivered to us approximately 38.6 million shares in total based on then-current market prices, and we paid a total of $6 billion. The payments to JPMorgan and Goldman Sachs were recorded as a reduction to shareowners' equity, consisting of a $4.8 billion increase in treasury stock, which reflects the value of the 38.6 million shares received upon initial settlement, and a $1.2 billion decrease in additional contributed capital, which reflects the value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the ASR agreements. The final number of shares of Monsanto common stock that we may receive, or may be required to remit, upon settlement under the ASR agreements will be based upon the average daily volume weighted-average price of Monsanto common stock during the term of the ASR agreements, less a negotiated discount. Final settlement of each ASR agreement is expected to occur by the end of the third quarter of 2015, and may occur earlier at the option of JPMorgan and Goldman Sachs. The terms of the ASR agreements are subject to adjustment if we were to enter into or announce certain types of transactions that may affect our stock. If we are obligated to make an adjustment payment to either or both of JPMorgan or Goldman Sachs under the ASR agreements, we may elect to satisfy such obligation in cash or in shares of Monsanto common stock. The ASR agreements were entered into pursuant to the share repurchase programs announced in June 2013 and in June 2014 as discussed below.
In June 2014, the company announced a new two-year repurchase program of up to $10 billion of the company's common stock. This repurchase program commenced on July 1, 2014, and was in addition to the remaining $1.1 billion share repurchase authorization from June 2013 discussed below. During fiscal year 2014, we purchased 48.6 million shares for treasury, which includes 38.6 million shares under the ASR agreements discussed above. We spent $7.1 billion purchasing these shares, which includes the $1.2 billion held back on the $6.0 billion ASR agreements. As of Aug. 31, 2014, we had approximately $4.9 billion remaining under the June 2014 share repurchase program.
In June 2013, the company announced a three-year repurchase program of up to $2 billion of the company's common stock. This repurchase program commenced on Aug. 20, 2013, and was completed on July 1, 2014.
In June 2012, the company announced a three-year repurchase program of up to $1 billion of the company’s common stock. This repurchase program commenced on Jan. 14, 2013, and was completed on Aug. 20, 2013.
There were no other publicly announced plans outstanding as of Aug. 31, 2014. The timing and number of shares purchased in the future under the repurchase programs, if any, depends upon capital needs, market conditions and other factors.

Capital Expenditures: Our capital expenditures were $1,005 million in fiscal year 2014, $741 million in fiscal year 2013 and $646 million in fiscal year 2012. The primary driver of this year’s increase relates to higher overall spending on projects related to our additional corn seed plant expansions in Brazil, Latin America and Europe and research facilities in the United States. We expect fiscal year 2015 cash required by investing to be $1.2 billion to $1.4 billion, with the capital expenditures component primarily allocated towards the seeds and genomics segment and growth platforms.

MONSANTO COMPANY	2014 FORM 10-K

Healthcare Benefits: The short-term impact of the Healthcare Acts does not have a material impact on our consolidated financial statements. We are currently evaluating the long-term impact of the Healthcare Acts, but we do not expect a material impact on our consolidated financial statements. We will continue to assess how the Healthcare Acts apply to us and how best to meet the stated requirements.
Pension Contributions: In addition to contributing amounts to our pension plans if required by pension plan regulations, we continue to also make discretionary contributions if we believe they are merited. Although contributions to the U.S. qualified plan were not required, we contributed $32 million in fiscal year 2014, $36 million in fiscal year 2013 and $60 million in fiscal year 2012. For fiscal year 2015, contributions in the range of $30 million are planned for the U.S. qualified pension plan. As the level of required future contributions is unpredictable and depends heavily on return on plan asset experience and interest rate levels, we will evaluate required contributions to the plan on a regular basis in the near term.
In July 2012, the Surface Transportation Extension Act (the Act), also referred to as the Moving Ahead for Progress in the 21st Century Act (MAP-21), was passed by Congress and signed by the President. The Act included pension funding stabilization provisions and specifically impacted the discount rate companies used to determine future funding requirements for U.S. pension plans, which could potentially reduce required pension contributions in the short-term. In August 2014, the Highway and Transportation Funding Act of 2014 (HATFA) was signed by the President to fund the Highway Trust Fund through May 2015. Funding of the bill will come from the extension of the MAP-21 provisions and extends those provisions through 2020. As with the 2012 Act, it will specifically impact the discount rate companies use to determine future funding requirements for U.S. pension plans, which in turn could potentially reduce required pension contributions in the near term.  Our fiscal 2015 contribution range, noted above, takes into account the impact of the provisions of the bill extension.
Fiscal year 2015 pension expense will be determined using assumptions as of Aug. 31, 2014. Our expected rate of return on assets assumption will remain consistent for fiscal year 2015 at 7.50 percent for the U.S. Plan. This assumption was 7.50 percent in each of fiscal years 2014, 2013 and 2012. To determine the rate of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. The U.S. qualified pension plan’s asset allocation as of Aug. 31, 2014, was approximately 55 percent equity securities, 40 percent debt securities and 5 percent other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Although we do not currently expect to change the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a half-percent decrease in the expected return on plan assets would lower our fiscal year 2015 pre-tax income by approximately $11 million.
Our discount rate assumption for the 2015 pension expense is 4.04 percent for U.S. pension plans. This assumption was 4.44 percent, 3.44 percent and 4.59 percent in fiscal years 2014, 2013 and 2012, respectively. In determining the discount rate, we use yields on high-quality fixed-income investments that match the duration of the pension obligations. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased accordingly. Holding all other assumptions constant, we estimate that a quarter-percent decrease in the discount rate would decrease our fiscal year 2015 pre-tax income by approximately $4 million. Our salary rate assumption as of Aug. 31, 2014, was approximately 4.0 percent. Holding all other assumptions constant, we estimate that a half-percent decrease in the salary rate assumption would increase our fiscal year 2015 pretax income by $5 million.

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
2014 Acquisition: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyper-local weather monitoring, weather simulation and agronomic modeling which has allowed them to develop risk management tools and agronomic decision support tools for growers. The acquisition combined The Climate Corporation's expertise in agriculture risk-management with Monsanto’s R&D capabilities, and is expected to further enable farmers to

MONSANTO COMPANY	2014 FORM 10-K

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
For all acquisitions described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. See Note 4 — Business Combinations and Collaborative Arrangements — for further discussion of these acquisitions.

MONSANTO COMPANY	2014 FORM 10-K

Contractual Obligations: We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments under contracts as of Aug. 31, 2014. See Note 25 — Commitments and Contingencies — for a further description of our contractual obligations.

		Payments Due by Fiscal Year Ending Aug. 31,
(Dollars in millions)	Total	2015	2016	2017	2018	2019	2020 and beyond
Total Debt, including Capital Lease Obligations(1)	$7,761	$233	$307	$901	$302	$802	$5,216
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	5,755	273	272	261	255	236	4,458
Operating Lease Obligations	556	133	102	80	65	57	119
Purchase Obligations:
Commitments to purchase inventories	2,079	1,201	255	217	216	186	4
Commitments to purchase breeding research	605	55	55	55	55	55	330
R&D alliances and joint venture obligations	182	53	54	32	28	8	7
Uncompleted additions to property	79	72	7	—	—	—	—
Other purchase obligations	15	12	1	1	1	—	—
Other Liabilities:
Postretirement liabilities(2)	76	76	—	—	—	—	—
Unrecognized tax benefits(3)	87	—	—	—	—	—	—
Other liabilities	188	27	21	8	6	6	120
Total Contractual Obligations	$17,383	$2,135	$1,074	$1,555	$928	$1,350	$10,254

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2014.

(2)
Includes the company’s planned pension and other postretirement benefit contributions for 2015. The actual amounts funded in 2015 may differ from the amounts listed above. Contributions in 2016 and beyond are excluded as those amounts are unknown. Refer to Note 17 — Postretirement Benefits — Pensions — and Note 18 — Postretirement Benefits — Health Care and Other Postemployment Benefits — for more information.

(3)
Unrecognized tax benefits relate to uncertain tax positions recorded under the Income Taxes topic of the ASC. The company is unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Note 13 — Income Taxes — for more information.

Off-Balance Sheet Arrangements
Under our Separation Agreement with Pharmacia, we are required to indemnify Pharmacia for certain matters, such as environmental remediation obligations and litigation. To the extent we are currently managing any such matters, we evaluate them in the course of managing our own potential liabilities and establish reserves as appropriate. However, additional matters may arise in the future, and we may manage, settle or pay judgments or damages with respect to those matters in order to mitigate contingent liability and protect Pharmacia and Monsanto. See Note 25 — Commitments and Contingencies — and Part I — Item 3 — Legal Proceedings — for further information.
We have entered into various customer financing programs which are accounted for in accordance with the Transfers and Servicing topic of the ASC. See Note 6 — Customer Financing Programs — for further information.
We are in the process of making a significant expansion of our Chesterfield, Missouri, facility. In December 2013, we executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements we have transferred our Chesterfield, Missouri, facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million which enables us to reduce our cost of constructing and operating the expansion by reducing certain state and local tax expenditures. We immediately leased the facility from the County of St. Louis and have an option to purchase the facility upon tendering the Industrial Revenue Bonds we received to the County. The payments due to us in relation to the Industrial Revenue Bonds and owed by us in relation to the lease of the facilities qualify for the right of offset under ASC 210, Balance Sheet, on our Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded on the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facilities and the expansion is being treated as being owned by Monsanto.

MONSANTO COMPANY	2014 FORM 10-K

Other Information
As discussed in Note 25 — Commitments and Contingencies — and Part I — Item 3 — Legal Proceedings, Monsanto is responsible for significant environmental remediation and is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.
Seasonality
Our fiscal year end of August 31 synchronizes our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. It provides a more complete picture of the North American and South American growing seasons in the same fiscal year. Sales by our Seeds and Genomics segment, and to a lesser extent, by our Agricultural Productivity segment, are seasonal. In fiscal year 2014, approximately 72 percent of our Seeds and Genomics segment sales occurred in the second and third quarters. This segment’s seasonality is primarily a function of the purchasing and growing patterns in North America. Ag productivity segment sales were more evenly spread across our fiscal year quarters in 2014.

Net income has been the highest in second and third quarters, which correlates with the sales of the Seeds and Genomics segment and its gross profit contribution. Sales and income may shift somewhat between quarters, depending on planting and growing conditions. Our inventory has been at its lowest level at the end of our fiscal year, which is consistent with the agricultural cycles in our major markets. Additionally, our trade accounts receivable have been at their lowest levels in our fourth quarter, primarily because of collections received on behalf of both segments in the United States and Latin America, and the seasonality of our sales.
As is the practice in our industry, we regularly extend credit to enable our customers to acquire crop protection products and seeds at the beginning of the growing season. Because of the seasonality of our business and the need to extend credit to customers, we sometimes use short-term borrowings to finance working capital requirements. Our need for such financing has generally been higher in the first and third quarters of the fiscal year and lower in the second and fourth quarters of the fiscal year. Our customer financing programs are expected to continue to reduce our receivable risk and to reduce our reliance on commercial paper borrowings.

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
In the United States, we expect to incur significantly higher interest costs due to increased debt levels. We will continue to evaluate options for returning value to shareowners, including the possibility of continued dividend increases and additional share repurchases under the existing program.
Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets. We will continue to consider, assess and address these developments and the challenges and issues they place on our businesses. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity. We continuously monitor the potential for currency devaluation in Argentina, Venezuela and Ukraine, including changes to exchange rate mechanisms or structures, and the potential impact on future periods.
Seeds and Genomics
Our capabilities in plant breeding and biotechnology research and development are generating a rich and balanced product pipeline that we expect will drive long-term growth. We plan to continue to invest in the areas of seeds, genomics,

MONSANTO COMPANY	2014 FORM 10-K

biotechnology, precision agriculture and biologicals and to invest in technology arrangements that have the potential to increase the efficiency and effectiveness of our R&D efforts. We believe that our seeds and traits businesses will have near-term growth opportunities through a combination of improved breeding, continued growth of stacked biotech traits and expansion in established and emerging markets.
We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable seeds business, which has a portfolio focused on 21 crops, is expected to continue to develop and deliver new innovative products to our customer base as we continue to focus on our breeding investments and process optimization. While near term financial results for the vegetable business could be affected by lower sales in certain regions experiencing political or economic instability, the business integration into a global platform, along with a number of process improvements, are expected to continue to improve our ability to develop and deliver new innovative products to our customer base. We plan to continue to pursue strategic acquisitions in our seed businesses to grow our branded seed share, expand our germplasm library, and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
Commercialization of second- and third-generation traits and the stacking of multiple traits in corn, soy and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. We continue to experience an increase in competition in biotechnology as more competitors launch traits in the United States and internationally. Acquisitions may also present mid-to-longer term opportunities to increase penetration of our traits.
In South America, we expect to operate our business model of collecting on the sale of certified seeds, a point-of-delivery payment system (Intacta RR2 PRO soybeans) and our indemnification collection system (Bollgard cotton), to capture value on all of our Intacta RR2 PRO soybeans and Bollgard cotton crops grown there. To achieve this, we are pursuing grower and grain handler agreements to ensure we will be compensated for providing the technology. The majority of grain handlers have enrolled in the point-of-delivery system and we are selling Intacta RR2 PRO primarily in Brazil and Argentina. Intacta RR2 PRO technology has been fully approved by Argentina and export markets, and we intend to broaden our commercial launch in Argentina to cover the main production areas. We also intend to finalize the last steps of the business model approach to enable farmer payments on new and legally saved seed. Following an adverse ruling from a panel of five judges in the Brazilian Superior Court of Justice denying our term correction for the first generation Roundup Ready patent term to 2014, we deferred collection of royalties for first generation Roundup Ready soybeans in Brazil until a final decision is reached by the courts. The Supreme Court of Brazil has granted certiorari of the patent term correction case. We do not plan to collect on first generation Roundup Ready soybeans in Argentina.
Our international traits businesses, in particular, probably will continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic and political environments. Longer term, income is expected to grow in South America as farmers choose to plant more of our approved traits in soybeans, corn and cotton. The agricultural economy in Brazil and Argentina could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil and Argentina against such volatility. Growth in India's cotton germplasm and traits business continues to be impacted by government controlled pricing and uncertainties in the regulatory approval process for new trait introductions.
In May 2013, the USDA announced an investigation into alleged glyphosate-resistant volunteer wheat reported on a single field on an Oregon farm. In September 2014, the USDA issued its final report which concluded that the glyphosate-resistant wheat found on the Oregon farm was an isolated event and that there is no evidence that genetically modified wheat is in commerce or the commercial seed supply. The USDA noted that glyphosate-tolerant wheat does not present a public health or food safety concern as the FDA completed its assessment of the product in 2004. The consultative process at the FDA was completed and the agency concluded that this product is as safe as non-GM wheat currently on the market. Initial development of glyphosate-tolerant wheat was discontinued in 2005 under stringent stewardship procedures which were in compliance with USDA regulations. Lawsuits which assert numerous legal claims have been filed against the company and have been consolidated in the Federal District Court of Kansas. We have reached an agreement in principle to resolve suits filed by the soft white wheat growers for an immaterial amount, and continue discussions with other parties. We properly discontinued the development of the glyphosate-tolerant wheat event in 2005, have meritorious legal arguments against liability and will vigorously represent our interests in this matter.

MONSANTO COMPANY	2014 FORM 10-K

Agricultural Productivity
Our Agricultural Productivity businesses operate in markets that are competitive. Gross profit and cash flow levels will fluctuate in the future based on global business dynamics including market supply, demand and manufacturing capacity. We expect to maintain our brand prices at a slight premium over generic products and we believe our Roundup herbicide business will continue to be a sustainable source of cash and gross profit. Monsanto’s crop protection business focus is to strategically support Monsanto’s Roundup Ready crops through our weed management platform that delivers weed control offerings for farmers. In addition, we expect our lawn-and-garden business will continue to be a solid contributor to our Agricultural Productivity segment.
Global glyphosate producers have the capacity to supply the market, but global dynamics including demand, environmental regulation compliance and raw material availability can cause fluctuation in supply and the price of those generic products. We expect the fluctuation in global capacity will impact the selling prices and margins of Roundup brands and our third party sourcing opportunities.
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
The annual goodwill impairment tests were performed as of Mar. 1, 2014, and Mar. 1, 2013. No indications of goodwill impairment existed as of either date. The results of management’s Mar. 1, 2014, goodwill impairment test indicated that all reporting units had a calculated fair value greater than 10 percent in excess of its carrying value. In 2014 and 2013, we recorded goodwill related to our acquisitions (see Note 4 — Business Combinations and Collaborative Arrangements). As part of the annual goodwill impairment tests, we compared our total market capitalization with the aggregate estimated fair value of our reporting units to ensure that significant differences are understood. At Mar. 1, 2014, and Mar. 1, 2013, our market

MONSANTO COMPANY	2014 FORM 10-K

capitalization exceeded the aggregate estimated fair value of our reporting units. Future declines in the fair value of our reporting units could result in an impairment of goodwill and reduce net income.
Income Taxes: Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included in the consolidated financial statements, and net deferred tax assets are adjusted accordingly. Changes in tax laws, statutory tax rates and estimates of the company’s future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision, resulting in a reduction of net income and shareowners’ equity.
Under the Income Taxes topic of the ASC, in order to recognize the benefit of an uncertain tax position, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the position. Tax authorities regularly examine the company’s returns in the jurisdictions in which we do business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax positions are adequate as of Aug. 31, 2014.
As of Aug. 31, 2014, management has recorded deferred tax assets of approximately $452 million in Brazil primarily related to net operating loss carryforwards (NOLs) that have no expiration date. Management continues to believe it is more likely than not that we will realize our deferred tax assets in Brazil.
Revenue Recognition: Monsanto sells its products directly to customers as well as through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred.
We may enter into multiple-element arrangements, including those where a customer purchases technology and licenses. When elements of a multiple element arrangement do not have stand-alone value, we account for such elements as a combined unit of accounting. We allocate revenue to each unit of accounting in a multiple element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable by using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a unit of accounting, we use our best estimate of selling price for that unit of accounting. When we use our best estimate to determine selling price, significant judgment is required. The significant assumptions used to estimate selling price for significant units of accounting may consist of cost, gross margin objectives or forecasted customer selling volumes. Changes in assumptions used to estimate selling price could result in a different allocation of arrangement consideration across the units of accounting within an arrangement. Revenue allocated to each unit of accounting is recognized when all revenue recognition criteria for that unit of accounting have been met. License revenue, including those within multiple element arrangements, is generally recognized over the contract period as third-party seed companies sell seed containing Monsanto traits, which can be from one year up to the related patent term.
We record reductions to revenue for estimated customer sales returns and certain customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms and current conditions. The primary factors affecting our accrual for estimated customer returns include estimated return rates as well as the number of units shipped that have a right of return. At least each quarter, we re-evaluate our estimates to assess the adequacy of our recorded accruals for customer returns and allowance for doubtful accounts, and adjust the amounts as necessary.

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

MONSANTO COMPANY	2014 FORM 10-K

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
See Note 2 — Significant Accounting Policies, Note 15 — Fair Value Measurements —and Note 16— Financial Instruments — to the consolidated financial statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.
The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2014, that are sensitive to changes in interest rates, currency exchange rates and commodity and equity securities prices. Actual changes may prove to be greater or less than those hypothesized.
Changes in Interest Rates: Our interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. Most of our debt as of Aug. 31, 2014, consisted of fixed-rate long-term obligations.
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
The following table illustrates the fair values of the company's long-term debt instruments at Aug. 31, 2014, and Aug. 31, 2013, and the effect on fair values for each of these instruments of a hypothetical one percentage point decrease in interest rates to the rate that existed at Aug. 31, 2014, and Aug. 31, 2013:

	Initial Principal Amount Issued	Fair Value (3)		Fair Value Sensitivity
		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)		2014	2013	2014	2013
5.500% Senior Notes due 2035 issued July 2005	$400	$483	$441	$552	$505
5.500% Senior Notes due 2025 issued August 2005	314	376	363	410	397
5.125% Senior Notes due 2018 issued April 2008	300	335	339	347	354
5.875% Senior Notes due 2038 issued April 2008	250	310	299	358	345
2.750% Senior Notes due 2016 issued April 2011	300	310	312	313	330
2.200% Senior Notes due 2022 issued July 2012	250	238	227	256	246
3.600% Senior Notes due 2042 issued July 2012	250	228	212	272	252
1.850% Senior Notes due 2018 issued November 2013(1)	300	300	—	312	—
4.650% Senior Notes due 2043 issued November 2013(1)	300	326	—	386	—
1.150% Senior Notes due 2017 issued July 2014(1)	500	499	—	513	—
2.125% Senior Notes due 2019 issued July 2014(1)	500	501	—	525	—
2.750% Senior Notes due 2021 issued July 2014(1)	500	502	—	535	—
3.375% Senior Notes due 2024 issued July 2014(1)	750	765	—	832	—
4.200% Senior Notes due 2034 issued July 2014(1)	500	519	—	595	—
4.400% Senior Notes due 2044 issued July 2014(1)	1,000	1,032	—	1,228	—
4.700% Senior Notes due 2064 issued July 2014(1)	750	780	—	962	—
Floating Rate Senior Notes due 2016 issued November 2013(1)(2)	400	401	—	404	—

(1)	These instruments were not outstanding as of Aug. 31, 2013, accordingly, no amounts are shown for prior year comparisons.

(2)	A 1 percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $4 million related to the Floating Rate Senior Notes due 2016.

(3)
Does not include the fair value of other long term debt, primarily consisting of capital lease obligations, which had a fair value of $23 million and $38 million at Aug. 31, 2014 and Aug. 31, 2013, respectively.

MONSANTO COMPANY	2014 FORM 10-K

Foreign Currency Fluctuations: In managing foreign currency risk, we focus on reducing the volatility in consolidated cash flows and earnings caused by fluctuations in exchange rates. We may use foreign currency forward exchange contracts, foreign currency options and economic hedges to manage the net currency exposure, in accordance with established hedging policies. We may hedge recorded commercial transaction exposures, intercompany loans, net investments in foreign subsidiaries and forecasted transactions. The company’s significant hedged positions included the European euro, the Mexican peso, the Brazilian real, the Canadian dollar, the Australian dollar and the Argentine peso. Unfavorable currency movements of 10 percent would negatively affect the fair values of the derivatives held to hedge currency exposures by $195 million.
Changes in Commodity Prices: Where practical, we use futures contracts to protect the company against commodity price increases and use option contracts to limit the unfavorable effect that price changes could have on these purchases. Our futures contracts are accounted for as cash flow hedges and are mainly in the Seeds and Genomics segment. Our option contracts do not qualify for hedge accounting under the provisions specified by the Derivatives and Hedging topic of the ASC. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. In addition, we collect payments on certain customer accounts in grain, and enter into forward sales contracts to mitigate the commodity price exposure. A 10 percent decrease in the prices would have a negative effect on the fair value of these instruments of $46 million. We also use natural gas, diesel and ethylene swaps to manage energy input costs and raw material costs. A 10 percent decrease in the price of these swaps would have a negative effect on the fair value of these instruments of $12 million.
Changes in Equity Securities Prices: We also have investments in marketable equity securities. All such investments are classified as long-term available-for-sale investments. The fair value of these investments is $22 million as of Aug. 31, 2014. These securities are listed on a stock exchange, quoted in an over-the-counter market or measured using an independent pricing source and adjusted for expected future credit losses. If the market price of the marketable equity securities should decrease by 10 percent, the fair value of the equities would decrease by $2 million. See Note 11 — Investments — for further details.

MONSANTO COMPANY	2014 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management Report
Monsanto Company’s management is responsible for the fair presentation and consistency, in accordance with accounting principles generally accepted in the United States of America, of all the financial information included in this Form 10-K. Where necessary, the information reflects management’s best estimates and judgments.
Management is also responsible for establishing and maintaining an effective system of internal control over financial reporting. The purpose of this system is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to high standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. Management seeks to maintain the effectiveness of internal control over financial reporting by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits. See Management’s Annual Report on Internal Control over Financial Reporting for Management’s conclusion of the effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2014.
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
/s/ Hugh Grant
Hugh Grant
Chairman and Chief Executive Officer
/s/ Pierre Courduroux
Pierre Courduroux
Senior Vice President and Chief Financial Officer
Oct. 29, 2014

MONSANTO COMPANY	2014 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners of Monsanto Company:
We have audited the accompanying statements of consolidated financial position of Monsanto Company and subsidiaries (the "Company") as of August 31, 2014, and 2013, and the related statements of consolidated operations, comprehensive income, cash flows and shareowners’ equity for each of the three years in the period ended August 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of August 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
Oct. 29, 2014

MONSANTO COMPANY	2014 FORM 10-K

Statements of Consolidated Operations

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2014	2013	2012
Net Sales	$15,855	$14,861	$13,504
Cost of goods sold	7,281	7,208	6,459
Gross Profit	8,574	7,653	7,045
Operating Expenses:
Selling, general and administrative expenses	2,774	2,550	2,380
Research and development expenses	1,725	1,533	1,517
Total Operating Expenses	4,499	4,083	3,897
Income from Operations	4,075	3,570	3,148
Interest expense	248	172	191
Interest income	(102)	(92)	(77)
Other expense, net	102	61	46
Income from Continuing Operations Before Income Taxes	3,827	3,429	2,988
Income tax provision	1,078	915	901
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	2,749	2,514	2,087
Discontinued Operations:
Income from operations of discontinued businesses	22	17	10
Income tax provision	9	6	4
Income on Discontinued Operations	13	11	6
Net Income	2,762	2,525	2,093
Less: Net income attributable to noncontrolling interest	22	43	48
Net Income Attributable to Monsanto Company	$2,740	$2,482	$2,045
Amounts Attributable to Monsanto Company:
Income from continuing operations	$2,727	$2,471	$2,039
Income on discontinued operations	13	11	6
Net Income Attributable to Monsanto Company	$2,740	$2,482	$2,045
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$5.25	$4.63	$3.82
Income on discontinued operations	0.03	0.02	0.01
Net Income Attributable to Monsanto Company	$5.28	$4.65	$3.83
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$5.19	$4.58	$3.78
Income on discontinued operations	0.03	0.02	0.01
Net Income Attributable to Monsanto Company	$5.22	$4.60	$3.79
Weighted Average Shares Outstanding:
Basic	519.3	533.7	534.1
Diluted	524.9	539.7	540.2
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2014 FORM 10-K

Statements of Consolidated Comprehensive Income

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$2,740	$2,482	$2,045
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation, net of tax of $(33), $(24) and $0, respectively	100	(229)	(872)
Postretirement benefit plan activity, net of tax of $76, $80 and $(10), respectively	119	128	(19)
Unrealized net gains on investment holdings, net of tax of $0, $4 and $0, respectively	—	9	—
Realized net (gains) losses on investment holdings, net of tax of $(2), $(3) and $3, respectively	(3)	(6)	5
Unrealized net derivative (losses) gains, net of tax of $(42), $(45) and $6, respectively	(69)	(78)	16
Realized net derivative losses (gains), net of tax of $9, $(39) and $(35), respectively	17	(66)	(50)
Total Other Comprehensive Income (Loss), Net of Tax	164	(242)	(920)
Comprehensive Income Attributable to Monsanto Company	2,904	2,240	1,125
Comprehensive Income Attributable to Noncontrolling Interests
Net Income Attributable to Noncontrolling Interests	22	43	48
Other Comprehensive Income (Loss):
Foreign currency translation	10	(27)	(40)
Total Other Comprehensive Income (Loss)	10	(27)	(40)
Comprehensive Income Attributable to Noncontrolling Interests	32	16	8
Total Comprehensive Income	$2,936	$2,256	$1,133
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2014 FORM 10-K

Statements of Consolidated Financial Position

	As of Aug. 31,
(Dollars in millions, except share amounts)	2014	2013
Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2014: $118 and 2013: $140)	$2,367	$3,668
Short-term investments	40	254
Trade receivables, net (variable interest entities restricted - 2014: $39 and 2013: $0)	2,014	1,715
Miscellaneous receivables	817	748
Deferred tax assets	635	579
Inventory, net	3,597	2,947
Other current assets	205	166
Total Current Assets	9,675	10,077
Total property, plant and equipment	10,357	9,491
Less: Accumulated depreciation	5,275	4,837
Property, Plant and Equipment, Net (variable interest entity restricted - 2014: $2 and 2013: $0)	5,082	4,654
Goodwill	4,319	3,520
Other Intangible Assets, Net	1,554	1,226
Noncurrent Deferred Tax Assets	450	454
Long-Term Receivables, Net	92	237
Other Assets	809	496
Total Assets	$21,981	$20,664
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2014: $136 and 2013: $0)	$233	$51
Accounts payable (variable interest entity restricted - 2014: $25 and 2013: $0)	1,111	995
Income taxes payable	99	91
Accrued compensation and benefits (variable interest entity restricted - 2014: $1 and 2013: $0)	500	492
Accrued marketing programs	1,394	1,078
Deferred revenues	438	517
Grower production accruals	54	60
Dividends payable	239	228
Customer payable	82	12
Miscellaneous short-term accruals	962	812
Total Current Liabilities	5,112	4,336
Long-Term Debt	7,528	2,061
Postretirement Liabilities	345	357
Long-Term Deferred Revenue	47	138
Noncurrent Deferred Tax Liabilities	509	469
Long-Term Portion of Environmental and Litigation Liabilities	184	193
Other Liabilities	342	382
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 606,457,369 and 601,631,267 shares, respectively
Outstanding 485,261,017 and 529,029,712 shares, respectively	6	6
Treasury stock 121,196,352 and 72,601,555 shares, respectively, at cost	(10,032)	(4,140)
Additional contributed capital	10,003	10,783
Retained earnings	9,012	7,188
Accumulated other comprehensive loss	(1,114)	(1,278)
Total Monsanto Company Shareowners’ Equity	7,875	12,559
Noncontrolling Interest	39	169
Total Shareowners’ Equity	7,914	12,728
Total Liabilities and Shareowners’ Equity	$21,981	$20,664
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2014 FORM 10-K

Statements of Consolidated Cash Flows

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
Operating Activities:
Net Income	$2,762	$2,525	$2,093
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	691	615	622
Bad-debt expense	41	27	3
Stock-based compensation expense	120	100	128
Excess tax benefits from stock-based compensation	(72)	(79)	(50)
Deferred income taxes	12	176	263
Equity affiliate (income) loss, net	4	(17)	(19)
Net gain on sales of a business or other assets	(11)	(17)	(4)
Other items, net	139	(77)	(8)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables	(172)	222	170
Inventory, net	(650)	(192)	(427)
Deferred revenues	(163)	50	(39)
Accounts payable and other accrued liabilities	709	(104)	439
Pension contributions	(64)	(75)	(83)
Other items, net	(292)	(414)	(37)
Net Cash Provided by Operating Activities	3,054	2,740	3,051
Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(145)	(716)	(746)
Maturities of short-term investments	359	764	746
Capital expenditures	(1,005)	(741)	(646)
Purchases of long-term debt and equity securities	(12)	—	—
Acquisition of businesses, net of cash acquired	(922)	(165)	(322)
Technology and other investments	(403)	(88)	(77)
Other investments and property disposal proceeds	33	169	11
Net Cash Required by Investing Activities	(2,095)	(777)	(1,034)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	38	104	(116)
Short-term debt proceeds	50	22	30
Short-term debt reductions	(24)	(29)	(42)
Long-term debt proceeds	5,479	32	499
Long-term debt reductions	(7)	(2)	(629)
Payments on other financing	(39)	—	—
Debt issuance costs	(53)	—	(5)
Treasury stock purchases	(7,082)	(1,095)	(432)
Stock option exercises	248	257	117
Excess tax benefits from stock-based compensation	72	79	50
Tax withholding on restricted stock and restricted stock units	(9)	(10)	(19)
Dividend payments	(904)	(802)	(642)
Proceeds from noncontrolling interest	—	133	101
Payments to noncontrolling interests	(28)	(174)	(77)
Net Cash Required by Financing Activities	(2,259)	(1,485)	(1,165)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(93)	(141)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,301)	385	711
Cash and Cash Equivalents at Beginning of Period	3,668	3,283	2,572
Cash and Cash Equivalents at End of Period	$2,367	$3,668	$3,283
See Note 1 — Background and Basis of Presentation - and Note 24 — Supplemental Cash Flow Information - for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2014 FORM 10-K

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Reserve for ESOP Debt	Non- Controlling Interest	Total
Balance Aug. 31, 2011	$6	$(2,613)	$10,096	$4,174	$(116)	$(2)	$171	$11,716
Net income	—	—	—	2,045	—	—	48	2,093
Other comprehensive loss for 2012	—	—	—	—	(920)	—	(40)	(960)
Treasury stock purchases	—	(432)	—	—	—	—	—	(432)
Restricted stock withholding	—	—	(19)	—	—	—	—	(19)
Issuance of shares under employee stock plans	—	—	117	—	—	—	—	117
Excess tax benefits from stock-based compensation	—	—	50	—	—	—	—	50
Stock-based compensation expense	—	—	127	—	—	—	—	127
Cash dividends of $1.28 per common share	—	—	—	(682)	—	—	—	(682)
Payments to noncontrolling interest	—	—	—	—	—	—	(77)	(77)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Proceeds from noncontrolling interest	—	—	—	—	—	—	101	101
Balance Aug. 31, 2012	$6	$(3,045)	$10,371	$5,537	$(1,036)	$—	$203	$12,036
Net income	—	—	—	2,482	—	—	43	2,525
Other comprehensive loss for 2013	—	—	—	—	(242)	—	(27)	(269)
Treasury stock purchases	—	(1,095)	—	—	—	—	—	(1,095)
Restricted stock withholding	—	—	(10)	—	—	—	—	(10)
Issuance of shares under employee stock plans	—	—	257	—	—	—	—	257
Excess tax benefits from stock-based compensation	—	—	69	—	—	—	—	69
Stock-based compensation expense	—	—	97	—	—	—	—	97
Cash dividends of $1.56 per common share	—	—	—	(831)	—	—	—	(831)
Payments to noncontrolling interest	—	—	—	—	—	—	(174)	(174)
Acquisition of noncontrolling interest	—	—	(1)	—	—	—	(9)	(10)
Proceeds from noncontrolling interest	—	—	—	—	—	—	133	133
Balance Aug. 31, 2013	$6	$(4,140)	$10,783	$7,188	$(1,278)	$—	$169	$12,728
Net income	—	—	—	2,740	—	—	22	2,762
Other comprehensive income for 2014	—	—	—	—	164	—	10	174
Treasury stock purchases	—	(5,892)	(1,204)	—	—	—	—	(7,096)
Restricted stock withholding	—	—	(16)	—	—	—	—	(16)
Issuance of shares under employee stock plans	—	—	248	—	—	—	—	248
Excess tax benefits from stock-based compensation	—	—	72	—	—	—	—	72
Stock-based compensation expense	—	—	120	—	—	—	—	120
Cash dividends of $1.78 per common share	—	—	—	(916)	—	—	—	(916)
Recognition of redeemable shares of VIE	—	—	—	—	—	—	(134)	(134)
Payments to noncontrolling interest	—	—	—	—	—	—	(28)	(28)
Balance Aug. 31, 2014	$6	$(10,032)	$10,003	$9,012	$(1,114)	$—	$39	$7,914

(1)	See Note 22 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2014 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto’s seeds, biotechnology trait products, herbicides and precision agriculture tools provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
Monsanto manages its business in two segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds and precision agriculture to assist farmers in decision making. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures Roundup and Harness brand herbicides and other herbicides. See Note 26 - Segment and Geographic Data - for further details.
In the fourth quarter of 2008, the company announced plans to divest its animal agricultural products business, which focused on dairy cow productivity (the Dairy business) and was previously reported as part of the Agricultural Productivity segment. This transaction was consummated on Oct. 1, 2008, and included a 10-year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. As a result, financial data for this business has been presented as discontinued operations.
Certain financial interests of a consolidated variable interest entity previously reported by the company as noncontrolling interests have now been recognized as mandatorily redeemable shares in short-term debt of $136 million in the Statement of Consolidated Financial Position as of Aug. 31, 2014, in accordance with the terms of the financial interests. The company has reevaluated the terms of these financial interests and does not consider the recognition of the mandatorily redeemable shares to be material to the consolidated financial statements as of and for the years ended Aug. 31, 2013 and Aug. 31, 2012.
In addition, certain reclassifications of prior year amounts within the Statements of Consolidated Operations and Statements of Consolidated Cash Flows have been made to conform to current year presentation.
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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the consolidated financial statements. These include allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, income tax liabilities and assets and related valuation allowances, asset impairments, valuations of goodwill and other intangible assets, employee benefit plan assets and liabilities, value of equity-based awards, customer incentive program liabilities, restructuring reserves, self-insurance reserves, environmental reserves, deferred revenue, contingencies, litigation, incentives, the allocation of corporate costs to segments and certain cash flow projections. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition
The company derives most of its revenue from three main sources: sales of branded conventional seed and branded seed with biotechnology traits; royalties and license revenues from licensed biotechnology traits and genetic material; and sales of agricultural chemical products. Monsanto follows the Revenue Recognition topic of the Accounting Standards Codification ("ASC").
Revenues from all seed sales are recognized when the title to the products is transferred. The company recognizes revenue on products it sells to distributors when, according to the terms of the sales agreement, delivery has occurred, performance is complete, expected returns can be reasonably estimated and pricing is fixed or determinable. When the right of return exists in the company’s seed business, sales revenues are reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand.
The Revenue Recognition topic of the ASC affects Monsanto’s recognition of license revenues from biotechnology traits sold through third-party seed companies. The company may enter into multiple element arrangements, including those where a customer purchases technology and licenses. When elements of a multiple element arrangement do not have stand alone value, we account for such elements as a combined unit of accounting. We allocate revenue to each unit of accounting in a multiple element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable by using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a unit of accounting, we use our best estimate of selling price for that unit of accounting. When we use our best estimate to determine selling price, significant judgment is required. The significant assumptions used to estimate selling price for significant units of accounting may consist of cost, gross margin objectives or forecasted customer selling volumes. Changes in assumptions used to estimate selling price could result in a different allocation of arrangement consideration across the units of accounting within an arrangement. Revenue allocated to each unit of accounting is recognized when all revenue recognition criteria for that unit of accounting have been met. License revenue, including those within multiple element arrangements, is generally recognized over the contract period as third-party seed companies sell seed containing Monsanto traits, which can be from one year up to the related patent term.
Primarily in Brazil and Latin America, Monsanto has point-of-delivery collection systems for certain royalties for soybeans and cotton to record revenue when the grain containing our technology is delivered and commercialized at the grain handlers and the collection cycle is complete.
Revenues for agricultural chemical products are recognized when title to the products is transferred. The company recognizes revenue on products it sells to distributors when, according to the terms of the sales agreements, delivery has occurred, performance is complete, no right of return exists and pricing is fixed or determinable.
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
Promotional, Advertising and Customer Incentive Program Costs
Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Advertising costs were $90 million, $95 million and $87 million in 2014, 2013 and 2012, respectively. Customer incentive program costs are recorded in accordance with the Revenue Recognition topic of the

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Research and Development Costs and Collaborative Arrangements
The company accounts for research and development (R&D) costs in accordance with the Research and Development topic of the ASC. Under the Research and Development topic of the ASC, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results are achieved. In process research and development (IPR&D) costs acquired in a business combination are recorded on the Statements of Consolidated Financial Position as indefinite-lived intangible assets until completion or abandonment of the associated R&D efforts. The costs of purchased IPR&D that have alternative future uses are capitalized and amortized over the estimated useful life of the asset. IPR&D intangible assets are subject to annual impairment tests. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to R&D expenses. Monsanto has entered into collaborations with third parties for the R&D and commercialization of agricultural products. The company accounts for costs incurred and revenue generated under these collaborative arrangements from transactions with third parties in accordance with the Collaborative Arrangements topic of the ASC. Under the Collaborative Arrangements topic of the ASC, all costs incurred and revenue generated from transactions with third parties shall be recorded in each entity's respective income statement. For additional information on the company's collaborative arrangements, see Note 4 - Business Combinations and Collaborative Arrangements.
Income Taxes
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2014, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.
Under the Income Tax topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of Aug. 31, 2014, and Aug. 31, 2013.
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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Variances, exclusive of abnormally low volume and operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity. The cost of the Agricultural Productivity segment inventories in the United States (approximately 9 percent of total company inventory as of Aug. 31, 2014, and Aug. 31, 2013) is determined by using the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside of the United States, as well as supplies inventories in the United States, is determined by using the first-in, first-out (FIFO) method; FIFO is used outside of the United States because the requirements in the countries where Monsanto maintains inventories generally do not allow the use of the LIFO method. Inventories at FIFO approximate current cost.
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
Goodwill
Monsanto follows the guidance of the Business Combinations topic of the ASC in recording the goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.
Under the Intangibles – Goodwill and Other topic of the ASC, goodwill is not amortized and is subject to annual impairment tests. A fair-value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the company’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized assets and liabilities of the reporting unit. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of Mar. 1, 2014. See Note 10 - Goodwill and Other Intangible Assets - for further discussion of the annual impairment test.
Other Intangible Assets
Other intangible assets consist primarily of acquired seed germplasm, acquired intellectual property, trademarks and customer relationships. Seed germplasm is the genetic material used in new seed varieties. Germplasm is amortized on a straight-line basis over useful lives ranging from 5 years for completed technology germplasm to a maximum of 30 years for certain core technology germplasm. Completed technology germplasm consists of seed hybrids and varieties that are commercially available. Core technology germplasm is the collective germplasm of parental seeds and has a longer useful life as it is used to develop new seed hybrids and varieties. Acquired intellectual property includes intangible assets related to acquisitions and licenses through which Monsanto has acquired the rights to various research and discovery technologies. These encompass intangible assets such as enabling processes and data libraries necessary to support the integrated genomics and biotechnology platforms. These intangible assets have alternative future uses and are amortized over useful lives ranging from 1 to 18 years. The useful lives of acquired germplasm and acquired intellectual property are determined based on consideration of several factors including the nature of the asset, its expected use, length of licensing agreement or patent and the period over which benefits are expected to be received from the use of the asset.

Monsanto has a broad portfolio of trademarks for herbicide products, traits, agricultural seeds and vegetable seeds, and patents for our insect-protection traits, formulations used to make our herbicides and various manufacturing processes. The amortization period for acquired trademarks and patents ranges from 1 to 30 years. Trademarks are amortized on a straight-line

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In conjunction with acquisitions, Monsanto obtains access to the distribution channels and customer relationships of the acquired companies. These relationships are expected to provide economic benefits to Monsanto. The amortization period for customer relationships ranges from 1 to 20 years, and amortization is recognized on a straight-line basis over these periods. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on the company’s historical experience of customer attrition rates.
In accordance with the Intangibles – Goodwill and Other topic of the ASC, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the Statement of Consolidated Operations. See Note 10 - Goodwill and Other Intangible Assets - for further discussion of Monsanto’s intangible assets.
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
Asset Retirement Obligations and Environmental Remediation Liabilities
Monsanto follows the Asset Retirement and Environmental Obligations topic of the ASC, which addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Monsanto has asset retirement obligations with carrying amounts totaling $59 million and $86 million included in other liabilities on the Statements of Consolidated Financial Position as of Aug. 31, 2014, and Aug. 31, 2013, respectively, primarily relating to its manufacturing facilities.
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
Litigation and Other Contingencies
Monsanto is involved in various intellectual property, biotechnology, tort, contract, antitrust, shareowner claims, environmental and other litigation, claims and legal proceedings; environmental remediation; and government investigations (see Note 25 - Commitments and Contingencies). Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with the Contingencies topic of the ASC, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience, scientific and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change. That may result in the recording of an accrual or a change in a previously

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

recorded accrual. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.
Guarantees
Monsanto is subject to various commitments under contractual and other commercial obligations. The company recognizes liabilities for contingencies and commitments under the Guarantees topic of the ASC. For additional information on the company’s commitments and other contractual and commercial obligations, see Note 25 - Commitments and Contingencies.
Foreign Currency Translation
The financial statements for most of Monsanto’s ex-U.S. operations are translated to U.S. dollars at current exchange rates. For assets and liabilities, the fiscal year-end rate is used. For revenues, expenses, gains and losses, an approximation of the average rate for the period is used. Unrealized currency adjustments in the Statements of Consolidated Financial Position are accumulated in equity as a component of accumulated other comprehensive loss. The financial statements of ex-U.S. operations in highly inflationary economies are translated at either current or historical exchange rates at the time they are deemed highly inflationary, in accordance with the Foreign Currency Matters topic of the ASC. These currency adjustments and the remeasurement of assets and liabilities of ex-U.S. operations with the U.S. dollar designated as their functional currency are included in net income. Based on the Consumer Price Index (CPI), Monsanto designated Venezuela as a hyperinflationary country effective June 1, 2009. The functional currency of the Company's foreign entities in Argentina is the U.S. dollar.
Significant translation exposures include the Brazilian real, the European euro, the Mexican peso, the Canadian dollar, the Australian dollar, Indian rupee, and South African rand. Currency restrictions are not expected to have a significant effect on Monsanto’s cash flow, liquidity or capital resources.
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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

changes in fair value or cash flows. When derivatives cease to be highly effective hedges, Monsanto discontinues hedge accounting prospectively.
NOTE 3. NEW ACCOUNTING STANDARDS
In June 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Compensation - Stock Compensation" which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The new guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. This standard is effective for fiscal years and interim periods within those years beginning after Dec. 15, 2015. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2017, with early adoption permitted. The guidance may be adopted either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The company is currently evaluating the impact this guidance will have on the consolidated financial statements.
In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. This standard is effective for fiscal years and interim periods within those years beginning after Dec. 15, 2016. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2018, with early adoption prohibited. The company is currently evaluating the impact this guidance will have on the consolidated financial statements.
In April 2014, the FASB issued accounting guidance, "Presentation of Financial Statements and Property, Plant, and Equipment." The new standard raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This standard is effective prospectively for all disposals of components that occur within annual periods beginning on or after Dec. 15, 2014, and interim periods within those years. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2016. Early adoption is permitted for new disposals (or new classifications as held for sale) that have not been reported in the financial statements previously. The company is currently evaluating the impact that this guidance will have on the consolidated financial statements.
In July 2013, the FASB issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses, or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Currently effective U.S. GAAP does not provide explicit guidance on the topic. This new presentation guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after Dec. 15, 2013, with early adoption permitted. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2015. While the company is evaluating the impact this standard will have on the presentation of unrecognized tax benefits, it will not have an effect on the company's consolidated financial statements.
In February 2013, the FASB issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after Dec. 15, 2012. Accordingly, Monsanto adopted this standard in the first quarter of fiscal year 2014. See Note 22 - Accumulated Other Comprehensive Loss - for additional disclosures.

In December 2011 and February 2013, the FASB issued an amendment to the Balance Sheet topic of the ASC, which requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after Jan. 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, Monsanto adopted this amendment in the first quarter of fiscal year 2014 with retrospective application for all balance sheet periods presented. See Note 16 - Financial Instruments - for additional disclosures.

In July 2012, the FASB issued amendments to the Intangibles-Goodwill and Other topic of the ASC. Prior to this amendment the company performed a two-step test as outlined by the ASC. Step one of the two-step indefinite-lived intangible asset impairment test is performed by calculating the fair value of the indefinite-lived intangible asset and comparing the fair value with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, then the company is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after Sept. 15, 2012. Accordingly, Monsanto adopted this amendment in fiscal year 2014 for the annual impairment test of indefinite-lived intangible assets. See Note 10 - Goodwill and Other Intangible Assets - for additional disclosures.
NOTE 4. BUSINESS COMBINATIONS AND COLLABORATIVE ARRANGEMENTS
Business Combinations
2014 Acquisition: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyper-local weather monitoring, weather simulation and agronomic modeling which has allowed them to develop risk management tools and agronomic decision support tools for growers. The acquisition will combine The Climate Corporation's expertise in agriculture risk-management with Monsanto’s R&D capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The acquisition of the company qualifies as a business under the Business Combinations topic of the ASC. Acquisition costs were $18 million, of which $2 million were recorded in 2014. These costs were classified as selling, general and administrative expenses. The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is not deductible for tax purposes.
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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in millions)	2014 Acquisition
Current Assets	$67
Property, Plant & Equipment	9
Goodwill	783
Other Intangible Assets	142
Total Assets Acquired	1,001
Current Liabilities	10
Other Liabilities	59
Total Liabilities Assumed	69
Net Assets Acquired	$932
Supplemental Information:
Net assets acquired	$932
Cash acquired	15
Cash paid, net of cash acquired	$917
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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
2012 Acquisitions: In June 2012, Monsanto acquired 100 percent of the outstanding stock of Precision Planting, Inc., a planting technology developer based in Tremont, Illinois. Precision Planting develops technology to improve yields through on-farm planting performance. The acquisition of this company has become part of Monsanto’s precision agricultural business, which utilizes advanced agronomic practices, seed genetics and innovative on-farm technology to deliver optimal yield to farmers while using fewer resources. Acquisition costs incurred in fiscal year 2012 were less than $1 million and were classified as selling, general and administrative expenses in the Statements of Consolidated Operations. The acquisition of Precision Planting qualifies as a business under the Business Combinations topic of the ASC. The total fair value of the acquisition was $255 million and the total cash paid for the acquisition was $209 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes.
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
For the year ended Aug. 31, 2014, Monsanto expensed royalties, purchases and profit sharing payments to third parties under collaborative agreements in the amount of $22 million. These amounts were classified as cost of goods sold on the Statements of Consolidated Operations. There were no expensed royalties, purchases or profit sharing payments to third parties under

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

collaborative agreements for the years ended Aug. 31, 2013, and Aug. 31, 2012. For the year ended Aug. 31, 2014, Aug. 31, 2013, and Aug. 31, 2012, Monsanto recorded a net R&D reimbursement from third parties under collaboration agreements in the amounts of $32 million, $48 million and $48 million, respectively. These amounts were classified as a reduction to research and development expenses on the Statements of Consolidated Operations.
NOTE 5. RECEIVABLES
The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2012, 2013 and 2014.

(Dollars in millions)
Balance Aug. 31, 2011	$98
Additions — charged to expense	14
Other(1)	(48)
Balance Aug. 31, 2012	$64
Additions — charged to expense	32
Other(1)	(28)
Balance Aug. 31, 2013	$68
Additions — charged to expense	44
Other(1)	(40)
Balance Aug. 31, 2014	$72

(1)	Includes reclassifications to long-term, write-offs, recoveries and foreign currency translation adjustments.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $136 million and $112 million with a corresponding allowance for credit losses on these receivables of $125 million and $104 million, as of Aug. 31, 2014, and Aug. 31, 2013, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2012, 2013 and 2014.

(Dollars in millions)
Balance Aug. 31, 2011	$213
Incremental Provision	3
Recoveries	(14)
Write-Offs	(54)
Other(1)	(7)
Balance Aug. 31, 2012	$141
Incremental Provision	7
Recoveries	(1)
Write-Offs	(47)
Other(1)	4
Balance Aug. 31, 2013	$104
Incremental Provision	11
Recoveries	(4)
Write-Offs	(15)
Other(1)	29
Balance Aug. 31, 2014	$125

(1)	Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $81 million and $229 million, as of Aug. 31, 2014, and Aug. 31, 2013, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. These receivables were first recorded at their then net present value of future cash flows. Interest accretion is recorded within interest income in the Statements of Consolidated Operations to bring the receivables to the full realizable payment amount.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 6. CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of Aug. 31,
(Dollars in millions)	2014	2013
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$436	$348
Maximum future payout under recourse provisions	21	19
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$67	$44
Maximum future payout under recourse provisions	34	41
Agreements with Lenders(3)
Outstanding balance	$71	$45
Maximum future payout under the guarantee	51	32

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The gross amount of receivables sold under transactions that qualify for sales treatment was:

	Gross Amount of Receivables Sold
	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$457	$349	$506
European and Latin American agreements to sell trade receivables(2)	78	16	62

(1)
Monsanto has an agreement in the United States to sell trade receivables up to a maximum outstanding balance of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The agreement includes recourse provisions and thus a liability is established at the time of sale that approximates fair value, based upon the company’s historical collection experience and a current assessment of credit exposure.

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allowed Monsanto to transfer up to 1 billion Brazilian reais (approximately $450 million) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of our investment. Credit losses above our investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated. For further information on this topic, see Note 7 - Variable Interest Entities.
There were no significant recourse or non-recourse liabilities for all programs as of Aug. 31, 2014, and Aug. 31, 2013. There were no significant delinquent loans for all programs as of Aug. 31, 2014, and Aug. 31, 2013.

NOTE 7. VARIABLE INTEREST ENTITIES
Monsanto has a financing program in Brazil that is recorded as a consolidated VIE. For the most part, the VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. A 91 percent senior interest in the entity is held by third parties, primarily investment funds, as of Aug. 31, 2014, and Aug. 31, 2013, and Monsanto holds the remaining nine percent interest. The senior interests held by third parties are mandatorily redeemable shares and are included in short-term debt on the Statements of Consolidated of Financial Position.
Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least nine percent and could be required to provide additional contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. See Note 6 - Customer Financing Programs - for additional information regarding the revolving financing arrangement.
Creditors have no recourse against Monsanto in the event of default by the VIE. The company’s financial or other support provided to the VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the VIE, the VIE was established to service transactions involving the company and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIE. As a result, the company is the primary beneficiary of the VIE and the VIE has been consolidated in Monsanto’s consolidated financial statements. The assets of the VIE may only be used to settle the obligations of the respective entity. Third-party investors in the VIE do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. As of Aug. 31, 2014, Monsanto's maximum exposure to loss was $13 million. As of Aug. 31, 2013, Monsanto had no exposure to loss.
Monsanto has entered into several agreements with third parties to establish entities to focus on research and development related to various activities including agricultural fungicides and biologicals for agricultural applications. All such entities are recorded as consolidated VIEs of Monsanto. Under each of the arrangements, Monsanto holds call options to acquire the

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

majority of the equity interests in each VIE from the third party owners. Monsanto will fund the operations of the VIEs in return for either additional equity interests or to retain the call options. The funding, which may total up to $108 million, will be provided in separate research phases if research milestones are met over the next several years. The VIEs were established to perform agricultural-based research and development activities for the benefit of Monsanto, and Monsanto provides all funding of the VIEs' activities. Further, Monsanto has the power to direct the activities most significant to the VIEs. As a result, Monsanto is the primary beneficiary of the VIEs and the VIEs have been consolidated in Monsanto's consolidated financial statements. Monsanto's maximum exposure to loss was $43 million and $11 million as of Aug. 31, 2014, and Aug. 31, 2013, respectively, which includes our current investment in the VIEs, the funding required to be provided to the VIEs during the research phases and/or the initial consideration paid related to the call options. The third party owners of the VIEs do not have recourse to the general assets of Monsanto beyond Monsanto's maximum exposure to loss at any given time relating to the VIE.
NOTE 8. INVENTORY
Components of inventory are:

	As of Aug. 31,
(Dollars in millions)	2014	2013
Finished Goods	$1,591	$1,079
Goods In Process	1,721	1,619
Raw Materials and Supplies	445	418
Inventory at FIFO Cost	3,757	3,116
Excess of FIFO over LIFO Cost	(160)	(169)
Total	$3,597	$2,947
The decrease in the excess of FIFO over LIFO cost is primarily the result of favorable manufacturing costs. During fiscal years 2014 and 2013, inventory quantities increased, with no liquidation of existing LIFO inventory layers.
Inventory obsolescence reserves are utilized as valuation accounts and effectively establish a new cost basis. The following table displays a roll forward of the inventory obsolescence reserve for fiscal years 2012, 2013 and 2014.

(Dollars in millions)
Balance Aug. 31, 2011	$338
Additions — charged to expense	266
Deductions and other(1)	(243)
Balance Aug. 31, 2012	$361
Additions — charged to expense	336
Deductions and other(1)	(289)
Balance Aug. 31, 2013	$408
Additions — charged to expense	331
Deductions and other(1)	(324)
Balance Aug. 31, 2014	$415

(1)	Deductions and other includes disposals and foreign currency translation adjustments.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. PROPERTY, PLANT AND EQUIPMENT
Components of property, plant and equipment were as follows:

	As of Aug. 31,
(Dollars in millions)	2014	2013
Land and Improvements	$611	$577
Buildings and Improvements	2,122	1,979
Machinery and Equipment	5,676	5,357
Computer Software	779	705
Construction In Progress and Other	1,169	873
Total Property, Plant and Equipment	10,357	9,491
Less: Accumulated Depreciation	5,275	4,837
Property, Plant and Equipment, Net	$5,082	$4,654
Gross assets acquired under capital leases of $42 million and $38 million are included primarily in machinery and equipment as of Aug. 31, 2014, and Aug. 31, 2013, respectively. See Note 14 - Debt and Other Credit Arrangements - and Note 25 - Commitments and Contingencies - for related capital lease obligations.
NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS
The fiscal year 2014 and 2013 annual goodwill impairment tests were performed as of Mar. 1, 2014, and 2013, respectively, and no indications of goodwill impairment existed as of either date. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate a potential impairment. There were no events or changes in circumstances indicating that goodwill might be impaired as of Aug. 31, 2014. As of fiscal year 2014, accumulated goodwill impairment charges since the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets (codified in ASC 350) in 2002 were $2 billion. The charges related to Seeds and Genomics and were primarily a result of a change in the valuation method (from an undiscounted cash flow methodology to a discounted cash flow methodology) upon adoption of ASC 350 as well as unanticipated delays in biotechnology acceptance and regulatory approvals.
Changes in the net carrying amount of goodwill for fiscal years 2013 and 2014, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance Aug. 31, 2012	$3,378	$57	$3,435
Acquisition activity (see Note 4)	110	—	110
Effect of foreign currency translation adjustments	(27)	2	(25)
Balance Aug. 31, 2013	$3,461	$59	$3,520
Acquisition activity (see Note 4)	783	—	783
Effect of foreign currency translation adjustments	18	(2)	16
Balance Aug. 31, 2014	$4,262	$57	$4,319
In fiscal year 2014, goodwill increased due to the acquisition of The Climate Corporation. See Note 4 - Business Combinations and Collaborative Arrangements - for further information.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2014			As of Aug. 31, 2013
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,116	$(751)	$365	$1,113	$(717)	$396
Acquired Intellectual Property	1,160	(507)	653	1,095	(791)	304
Trademarks	366	(142)	224	341	(131)	210
Customer Relationships	338	(204)	134	306	(179)	127
Other	181	(106)	75	177	(91)	86
Total Other Intangible Assets, Finite Lives	$3,161	$(1,710)	$1,451	$3,032	$(1,909)	$1,123
In Process Research & Development, Indefinite Lives	103	—	103	103	—	103
Total Other Intangible Assets	$3,264	$(1,710)	$1,554	$3,135	$(1,909)	$1,226
The increase in total other intangible assets, net during fiscal year 2014 is primarily related to the acquisition of The Climate Corporation and the collaborative arrangements described in Note 4 - Business Combinations and Collaborative Arrangements. This was partially offset by identified intangible impairments described in Note 15 - Fair Value Measurements.
Total amortization expense of total other intangible assets was $136 million in fiscal year 2014, $111 million in fiscal year 2013 and $124 million in fiscal year 2012.
The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

(Dollars in millions)	Amount
2015	$157
2016	182
2017	171
2018	132
2019	133
NOTE 11. INVESTMENTS
Investments
As of Aug. 31, 2014, and Aug. 31, 2013, Monsanto has short-term investments outstanding of $40 million and $254 million, respectively. The investments are comprised of commercial paper with original maturities of one year or less. See Note 15 - Fair Value Measurements.
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of both Aug. 31, 2014, and Aug. 31, 2013, these long-term equity securities are recorded in other assets in the Statements of Consolidated Financial Position at a fair value of $22 million. See Note 22 — Accumulated Other Comprehensive Loss.
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of Aug. 31, 2014, and Aug. 31, 2013, these investments were recorded at $91 million and $67 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators.
No significant impairments were recorded on any investments in fiscal years 2014, 2013 and 2012.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. DEFERRED REVENUE
In 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc. Among its provisions, the agreement modified certain existing corn license agreements between the parties. Under the agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $79 million related to this agreement was recorded in each of the fiscal years 2014, 2013 and 2012. As of Aug. 31, 2014, and Aug. 31, 2013, the remaining receivable balance is $149 million and $230 million, respectively, of which $85 million is current in both periods and is included in trade receivables, net. The remaining balance is included in long-term receivables, net on the Statements of Consolidated Financial Position. As of Aug. 31, 2014, and Aug. 31, 2013, the remaining deferred revenue balance is $79 million and $159 million, respectively, of which $79 million is included in short-term deferred revenue in both periods.
In 2008, Monsanto and Syngenta entered into a Roundup Ready 2 Yield Soybean License Agreement which grants Syngenta access to Monsanto’s Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. The minimum obligation from Syngenta over the nine-year contract period is $81 million. Revenue of $30 million, $23 million and $6 million related to this agreement was recorded in fiscal years 2014, 2013 and 2012, respectively. As of Aug. 31, 2014, and Aug. 31, 2013, the remaining receivable balance is $42 million and $58 million, respectively, of which $30 million and $21 million is current and is included in trade receivables, net, respectively. The remaining balance is included in long-term receivables, net in the Statements of Consolidated Financial Position. As of Aug. 31, 2014, and Aug. 31, 2013, the remaining deferred revenue balance is $11 million and $34 million, respectively, of which $11 million and $24 million is included in short-term deferred revenue.
NOTE 13. INCOME TAXES
The components of income from continuing operations before income taxes were:

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
United States	$2,436	$2,385	$1,954
Outside United States	1,391	1,044	1,034
Total	$3,827	$3,429	$2,988

The components of income tax provision from continuing operations were:

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
Current:
U.S. federal	$648	$432	$301
U.S. state	65	52	49
Outside United States	410	305	310
Total Current	$1,123	$789	$660
Deferred:
U.S. federal	41	159	252
U.S. state	(2)	1	15
Outside United States	(84)	(34)	(26)
Total Deferred	(45)	126	241
Total	$1,078	$915	$901

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Factors causing Monsanto’s income tax provision from continuing operations to differ from the U.S. federal statutory rate were:

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
U.S. Federal Statutory Rate	$1,339	$1,200	$1,046
U.S. Domestic Manufacturing Deduction	(75)	(68)	(67)
U.S. R&D Tax Credit	(12)	(43)	(15)
U.S. State Income Taxes	45	43	42
Lower Taxes on Foreign Operations	(230)	(78)	(67)
Valuation Allowances	12	—	12
Adjustment for Unrecognized Tax Benefits	(8)	(110)	(59)
Other	7	(29)	9
Income Tax Provision	$1,078	$915	$901
Deferred income tax balances are related to:

	As of Aug. 31,
(Dollars in millions)	2014	2013
Net Operating Loss and Other Carryforwards	$443	$455
Employee Fringe Benefits	259	335
Restructuring and Impairment Reserves	135	130
Royalties	129	95
Inventories	106	137
Intangibles	74	71
Allowance for Doubtful Accounts	70	46
Environmental and Litigation Reserves	69	99
Other	350	239
Valuation Allowance	(63)	(47)
Total Deferred Tax Assets	$1,572	$1,560
Property, Plant and Equipment	585	571
Intangibles	400	403
Other	81	60
Total Deferred Tax Liabilities	1,066	1,034
Net Deferred Tax Assets	$506	$526
As of Aug. 31, 2014, Monsanto had available approximately $1 billion in net operating loss carryforwards (NOLs), most of which related to Brazilian operations, which have an indefinite carryforward period. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of Aug. 31, 2014, management continues to believe it is more likely than not that the company will realize the deferred tax assets in Brazil.
Income taxes and remittance taxes have not been recorded on approximately $4.4 billion of undistributed earnings of foreign operations of Monsanto, because Monsanto intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Due to the nature of the examinations, it may take several years before they are completed. Management regularly assesses the tax risk of the company’s return filing positions for all open years. During fiscal years 2013 and 2012, Monsanto recorded favorable adjustments to the income tax provision as a result of the resolution of various domestic and foreign income tax matters.
As of Aug. 31, 2014, Monsanto had total unrecognized tax benefits of $152 million, of which $102 million would favorably impact the effective tax rate if recognized. As of Aug. 31, 2013, Monsanto had total unrecognized tax benefits of $167 million, of which $116 million would favorably impact the effective tax rate if recognized.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued interest and penalties included in other liabilities in the Statements of Consolidated Financial Position were $38 million and $37 million as of Aug. 31, 2014, and Aug. 31, 2013, respectively. Monsanto recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax provision within the Statements of Consolidated Operations. For the 12 months ended Aug. 31, 2014, the company recognized $4 million of income tax expense for interest and penalties. For the 12 months ended Aug. 31, 2013, the company recognized $10 million of income tax benefit for interest and penalties. For the 12 months ending Aug. 31, 2012, the company recognized less than $1 million of income tax expense for interest and penalties.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(Dollars in millions)	2014	2013
Balance Sept. 1	$167	$288
Increases for prior year tax positions	13	14
Decreases for prior year tax positions	(16)	(118)
Increases for current year tax positions	5	14
Settlements	(1)	(4)
Lapse of statute of limitations	(14)	(23)
Foreign currency translation	(2)	(4)
Balance Aug. 31	$152	$167
Monsanto operates in various countries throughout the world and, as a result, files income tax returns in numerous jurisdictions. These tax returns are subject to examination by various federal, state and local tax authorities. For Monsanto’s major tax jurisdictions, the tax years that remain subject to examination are shown below:

Jurisdiction
U.S. federal income tax	2011-2014
U.S. state and local income taxes	2000-2014
Argentina	2001-2014
Brazil	2002-2014

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

NOTE 14. DEBT AND OTHER CREDIT ARRANGEMENTS
Monsanto has a $2 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Apr. 1, 2016. This facility was initiated to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing and support of commercial paper borrowings. The agreement also provides for European euro-denominated loans, letters of credit and swingline borrowings, and allows Monsanto to designate certain subsidiaries to borrow with a company guarantee. Covenants under this credit facility restrict maximum borrowings. There are no compensating balances, but the facility is subject to various fees, which are based on the company’s credit ratings. As of Aug. 31, 2014, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility. Subsequent to Aug. 31, 2014, Monsanto requested an increase in the overall borrowing limit pursuant to a provision in the credit agreement that allowed Monsanto to do so, and effective Sept. 30, 2014, the limit was increased to $2.5 billion.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Short-Term Debt

	As of Aug. 31,
(Dollars in millions)	2014	2013
Current Portion of Long-Term Debt	$12	$11
Mandatorily Redeemable Shares of VIE	136	—
Notes Payable to Banks	85	40
Total Short-Term Debt	$233	$51
The fair value of total short-term debt was $233 million and $51 million as of Aug. 31, 2014, and Aug. 31, 2013, respectively. The interest rate on the mandatorily redeemable shares of a VIE is a variable rate. See Note 15 - Fair Value Measurements - for additional information regarding mandatorily redeemable shares of a VIE. The weighted average interest rate on notes payable to banks was nine percent and seven percent as of Aug. 31, 2014, and Aug. 31, 2013, respectively.
As of Aug. 31, 2014, the company did not have any outstanding commercial paper, but it had short-term borrowings to support ex-U.S. operations throughout the year, which had weighted-average interest rates as indicated above.
Long-Term Debt

	As of Aug. 31,
(Dollars in millions)	2014	2013
Floating Rate Senior Notes, Due 2016(1)	$400	$—
2.750% Senior Notes, Due 2016(1)	300	300
1.150% Senior Notes, Due 2017(1)	500	—
5.125% Senior Notes, Due 2018(1)	300	300
1.850% Senior Notes, Due 2018(1)	300	—
2.125% Senior Notes, Due 2019(1)	500	—
2.750% Senior Notes, Due 2021(1)	499	—
2.200% Senior Notes, Due 2022(1)	250	250
3.375% Senior Notes, Due 2024(1)	750	—
5.500% Senior Notes, Due 2025(1)	285	282
4.200% Senior Notes, Due 2034(1)	497	—
5.500% Senior Notes, Due 2035(1)	395	395
5.875% Senior Notes, Due 2038(1)	247	247
3.600% Senior Notes, Due 2042(1)	250	250
4.650% Senior Notes, Due 2043(1)	300	—
4.400% Senior Notes, Due 2044(1)	992	—
4.700% Senior Notes, Due 2064(1)	743	—
Other (including Capital Leases)	20	37
Total Long-Term Debt	$7,528	$2,061

(1)
Amounts are net of unamortized discounts. For the 5.500% Senior Notes due 2025, amount is net of the unamortized premium of $30 million and $32 million as of Aug. 31, 2014, and Aug. 31, 2013, respectively.

The fair value of total long-term debt was $7,928 million and $2,231 million as of Aug. 31, 2014, and Aug. 31, 2013, respectively.
In July 2014, Monsanto issued $500 million of 1.15% Senior Notes due in 2017, $500 million of 2.125% Senior Notes due in 2019, $500 million of 2.75% Senior Notes due in 2021, $750 million of 3.375% Senior Notes due in 2024, $500 million of 4.20% Senior Notes due in 2034, $1 billion of 4.40% Senior Notes due in 2044 and $750 million of 4.70% Senior Notes due in 2064. All notes were issued under the 2014 shelf registration. The net proceeds from the July 2014 issuance were used to purchase treasury shares pursuant to the accelerated share repurchase agreements disclosed in Note 21 - Capital Stock.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2013, Monsanto issued $400 million of Floating Rate Senior Notes due in 2016, $300 million of 1.85% Senior Notes due in 2018, and $300 million of 4.65% Senior Notes due in 2043. All notes were issued under the 2011 shelf registration. The net proceeds from the November 2013 issuance were used for the acquisition of The Climate Corporation and general corporate purposes.
The information regarding interest expense below reflects Monsanto’s interest expense on debt, mandatorily redeemable shares, customer financing and the amortization of debt issuance costs and interest rate swaps:

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
Interest Cost Incurred	$275	$195	$212
Less: Capitalized on Construction	27	23	21
Interest Expense	$248	$172	$191
NOTE 15. FAIR VALUE MEASUREMENTS
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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2014, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$1,664	$—	$—	$1,664
Short-term investments	40	—	—	40
Equity securities	22	—	—	22
Derivative assets related to:
Foreign currency	—	11	—	11
Commodity contracts	20	16	—	36
Total Assets at Fair Value	$1,746	$27	$—	$1,773
Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	—	19	—	19
Commodity contracts	76	15	—	91
Short-term debt instruments	—	97	136	233
Long-term debt instruments(1)	—	7,928	—	7,928
Total Liabilities at Fair Value	$76	$8,059	$136	$8,271

(1)
Long-term debt instruments are not recorded at fair value on a recurring basis however they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

	Fair Value Measurements at Aug. 31, 2013, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$2,865	$—	$—	$2,865
Short-term investments	254	—	—	254
Equity securities	22	—	—	22
Derivative assets related to:
Foreign currency	—	5	—	5
Commodity contracts	13	6	—	19
Total Assets at Fair Value	$3,154	$11	$—	$3,165
Liabilities at Fair Value:
Contingent consideration	$—	$—	$40	$40
Derivative liabilities related to:
Foreign currency	—	8	—	8
Commodity contracts	73	12	—	85
Total Liabilities at Fair Value	$73	$20	$40	$133
Liabilities Not Recorded at Fair Value:
Short-term debt instruments(1)	$—	$51	$—	$51
Long-term debt instruments(1)	—	2,231	—	2,231
Liabilities Not Recorded at Fair Value	$—	$2,282	$—	$2,282
Total Liabilities Recorded and Not Recorded at Fair Value	$73	$2,302	$40	$2,415

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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Short-term debt instruments is inclusive of current portion of long-term debt, mandatorily redeemable shares, and notes payable to banks. Current portion of long-term debt and notes payables to banks are recorded at amortized cost in the Statements of Consolidated Financial Position, which approximated fair value. Mandatorily redeemable shares are recorded in the Statement of Consolidated Financial Position at fair value, which represents the amount of cash that the consolidated variable interest entity would pay if settlement occurred as of Aug. 31, 2014. Fair value of the mandatorily redeemable shares of the variable interest entity is calculated using observable and unobservable inputs from an interest rate market in Brazil and stated contractual terms (a Level 3 measurement). See Note 14 - Debt and Other Credit Arrangements - for additional disclosures.
Long-term debt fair value was determined based on current market yields for Monsanto's debt traded in the secondary market.
The company’s contingent consideration relates to the Precision Planting acquisition and was measured at fair value using a combination of the probability weighted method and the income approach using market price of risk. This fair value amount is reflected as a component of miscellaneous short-term accruals in the Statements of Consolidated Financial Position. The fair value was principally based on unobservable inputs (a Level 3 measurement) consisting mainly of the amount of future cash flows adjusted for probabilities associated with meeting certain operational and financial milestones and discounted at the appropriate market rate.
For the periods ended Aug. 31, 2014, and Aug. 31, 2013, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs for the years ended Aug. 31, 2014, and Aug. 31, 2013. The following table summarizes the change in fair value of the Level 3 liabilities for the year ended Aug. 31, 2014.

(Dollars in millions)
Balance Aug. 31, 2013	$40
Recognition of redeemable shares of VIE(1)	134
Gain included in earnings	14
Settlement	(54)
Effect of foreign currency translation adjustments	2
Balance Aug. 31, 2014	$136

(1)	Includes 300,000 mandatorily redeemable shares outstanding with a par value of $447.

There were no significant measurements of liabilities to their implied fair value on a nonrecurring basis during fiscal years 2014, 2013 and 2012.

There were no significant measurements of assets to their implied fair value on a nonrecurring basis during fiscal year 2013. Significant measurements during fiscal years 2014 and 2012 of assets to their implied fair value on a nonrecurring basis were as follows:
Property, Plant and Equipment Net: In fiscal year 2014, property, plant and equipment within the Seeds and Genomics segment with a net book value of $27 million was written down to its implied fair value of $4 million, resulting in an impairment charge of $23 million, with $11 million included in cost of goods sold, $8 million included in research and development expense, and $5 million included in selling, general and administrative expenses in the Statements of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement).

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Intangible Assets, Net: In fiscal year 2014, other intangible assets within the Seeds and Genomics segment with a net book value of $40 million were written down to their implied fair value of $20 million, resulting in an impairment charge of $20 million, with $19 million included in cost of goods sold and $1 million included in research and development expenses in the Statements of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement).
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

Monsanto’s interest rate risk management strategy is to use derivative instruments, such as forward-starting interest rate swaps and option contracts, to minimize significant unanticipated earnings fluctuations that may arise from volatility in interest rates of the company’s borrowings and to manage the interest rate sensitivity of its debt.
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 18 months for foreign currency hedges and 39 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $77 million is expected to be reclassified from accumulated other comprehensive loss into earnings. A pretax loss of $2 million during fiscal years 2014 and 2012 was reclassified into earnings as a result of the

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. No cash flow hedges were discontinued during fiscal year 2013.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during fiscal years 2014, 2013 or 2012.
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

Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Aug. 31, 2014, and Aug. 31, 2013, were as follows:

	As of Aug. 31,
(Dollars in millions)	2014	2013
Derivatives Designated as Hedges:
Foreign exchange contracts	$585	$261
Commodity contracts	626	872
Total Derivatives Designated as Hedges	$1,211	$1,133
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$2,054	$1,188
Commodity contracts	272	217
Interest rate contracts	160	—
Total Derivatives Not Designated as Hedges	$2,486	$1,405

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of Aug. 31, 2014
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$—	$(10)	$(10)	$10	$—
Total trade receivables, net	—	(10)	(10)	10	—	$2,014	$2,014
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	5	—	5	—	5
Derivatives not designated as hedges:
Foreign exchange contracts	4	—	4	—	4
Commodity contracts	13	—	13	—	13
Total miscellaneous receivables	22	—	22	—	22	795	817
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(57)	(53)	53	—
Derivatives not designated as hedges:
Commodity contracts(1)	19	(1)	18	—	18
Total other current assets	23	(58)	(35)	53	18	187	205
Other assets
Derivatives designated as hedges:
Foreign exchange contracts	2	—	2	—	2
Commodity contracts(1)	—	(19)	(19)	19	—
Total other assets	2	(19)	(17)	19	2	807	809
Total Asset Derivatives	$47	$(87)	$(40)	$82	$42
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$10	$(10)	$—	$—	$—
Total trade receivables, net	10	(10)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	57	(57)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total other current assets	58	(58)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	19	(19)	—	—	—
Total other assets	19	(19)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	6	—	6	—	6
Commodity contracts	3	—	3	—	3
Derivatives not designated as hedges:
Foreign exchange contracts	13	—	13	—	13
Total miscellaneous short-term accruals	22	—	22	—	22	$940	$962
Other liabilities
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other liabilities	1	—	1	—	1	341	342
Total Liability Derivatives	$110	$(87)	$23	$—	$23

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

	As of Aug. 31, 2013
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$1	$(6)	$(5)	$5	$—
Total trade receivables, net	1	(6)	(5)	5	—	$1,715	$1,715
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	3	—	3	—	3
Derivatives not designated as hedges:
Foreign exchange contracts	2	—	2	—	2
Commodity contracts	4	—	4	—	4
Total miscellaneous receivables	9	—	9	—	9	739	748
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	9	(61)	(52)	52	—
Derivatives not designated as hedges:
Commodity contracts(1)	5	(4)	1	—	1
Total other current assets	14	(65)	(51)	52	1	165	166
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	—	(9)	(9)	9	—
Total other assets	—	(9)	(9)	9	—	496	496
Total Asset Derivatives	$24	$(80)	$(56)	$66	$10
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$6	$(6)	$—	$—	$—
Total trade receivables, net	6	(6)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	61	(61)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other current assets	65	(65)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	9	(9)	—	—	—
Total other assets	9	(9)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	1	—	1	—	1
Commodity contracts	4	—	4	—	4
Derivatives not designated as hedges:
Foreign exchange contracts	7	—	7	—	7
Total miscellaneous short-term accruals	12	—	12	—	12	$800	$812
Other liabilities
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other liabilities	1	—	1	—	1	381	382
Total Liability Derivatives	$93	$(80)	$13	$—	$13

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)			Amount of Gain (Loss) Recognized in Income(2)
	Year Ended Aug. 31,			Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012	2014	2013	2012	Income Statement Classification
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(3)				$(1)	$—	$(29)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts(4)	$(4)	$5	$2	3	—	(4)	Net sales
Foreign exchange contracts	1	(5)	13	(3)	4	6	Cost of goods sold
Commodity contracts(5)	(106)	(123)	64	(14)	113	69	Cost of goods sold
Interest rate contracts(6)	(2)	—	(73)	(12)	(12)	(9)	Interest expense
Total Derivatives Designated as Hedges	(111)	(123)	6	(27)	105	33
Derivatives Not Designated as Hedges:
Foreign exchange contracts(7)				(1)	41	(21)	Other expense, net
Commodity contracts				4	(9)	6	Net sales
Commodity contracts				21	(2)	(19)	Cost of goods sold
Total Derivatives Not Designated as Hedges				24	30	(34)
Total Derivatives	$(111)	$(123)	$6	$(3)	$135	$(1)

(1)	Accumulated Other Comprehensive Loss (AOCL).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)	Loss on fair value hedges includes a loss of $1 million, loss of less than $1 million and $3 million from ineffectiveness for fiscal year 2014, 2013 and 2012, respectively.

(4)	Gain on foreign exchange cash flow hedges includes a loss from discontinued hedges of $2 million for fiscal year 2014. There were no hedges discontinued in fiscal years 2013 or 2012.

(5)
Gain or loss on commodity cash flow hedges includes a loss of $2 million, a loss of $4 million and a gain of less than $1 million from ineffectiveness for fiscal years 2014, 2013 and 2012, respectively. Additionally, the gain on commodity cash flow hedges includes a loss from discontinued hedges of $2 million for fiscal year 2012. There were no hedges discontinued in fiscal years 2014 or 2013.

(6)
Loss on interest rate contract cash flow hedges includes a loss of less than $1 million and $1 million from ineffectiveness for fiscal years 2014 and 2012. There was no ineffectiveness on interest rate contract cash flow hedges during fiscal year 2013. No amounts were excluded from the assessment of hedge effectiveness during fiscal years 2014, 2013 or 2012.

(7)
Gain or loss on foreign exchange contracts not designated as hedges was offset by a foreign currency transaction loss of $96 million, a loss of $129 million and a gain of $5 million during fiscal years 2014, 2013 and 2012, respectively.

Several of the company’s outstanding foreign currency derivatives are covered by International Swaps and Derivatives Association ("ISDA") Master Agreements with the counterparties. There are no requirements to post collateral under these agreements. However, should Monsanto’s credit rating fall below a specified rating immediately following the merger of Monsanto with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. The counterparty is required to post collateral each day to cover the change in fair value of these futures in the case of an unrealized gain position. Non-exchange-traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements in a liability position was $11 million as of Aug. 31, 2014, and $7 million as of Aug. 31, 2013, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

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
NOTE 17. POSTRETIREMENT BENEFITS - PENSIONS
Most of Monsanto’s U.S. employees are covered by noncontributory pension plans sponsored by the company. Effective July 8, 2012, the U.S. pension plan was closed to new entrants; there were no changes to the U.S. pension plan for eligible employees hired prior to that date. Pension benefits are based on an employee’s years of service and compensation level. Funded pension plans in the United States and outside the United States were funded in accordance with the company’s long-range projections of the plans’ financial condition. These projections took into account benefits earned and expected to be earned, anticipated returns on pension plan assets, income tax and other regulations.
Components of Net Periodic Benefit Cost
Total pension cost for Monsanto employees included in the Statements of Consolidated Operations was $97 million, $96 million and $93 million in fiscal years 2014, 2013 and 2012, respectively. The information that follows relates to Monsanto's pension plans. The components of pension cost for these plans were:

	Year Ended Aug. 31, 2014			Year Ended Aug. 31, 2013			Year Ended Aug. 31, 2012
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned during the Year	$61	$12	$73	$68	$10	$78	$55	$7	$62
Interest Cost on Benefit Obligation	90	9	99	74	9	83	86	10	96
Assumed Return on Plan Assets	(135)	(10)	(145)	(137)	(10)	(147)	(124)	(10)	(134)
Amortization of Unrecognized Net Loss	62	4	66	74	5	79	62	4	66
Curtailment and Settlement Charge	—	3	3	—	7	7	—	3	3
Other Adjustment	—	1	1	—	(4)	(4)	—	—	—
Total Net Periodic Benefit Cost	$78	$19	$97	$79	$17	$96	$79	$14	$93

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2014, were:

(Dollars in millions)	U.S.	Outside the U.S.	Total
Current Year Actuarial (Gain) Loss	$(152)	$4	$(148)
Recognition of Actuarial Loss	(62)	(7)	(69)
Total Recognized in Accumulated Other Comprehensive Loss	$(214)	$(3)	$(217)
The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31, 2014		Year Ended Aug. 31, 2013		Year Ended Aug. 31, 2012
	U.S.	Outside the U.S.	U.S.	Outside the U.S.	U.S.	Outside the U.S.
Discount Rate	4.44%	3.62%	3.44%	3.89%	4.59%	5.24%
Assumed Long-Term Rate of Return on Assets	7.50%	6.12%	7.50%	6.65%	7.50%	7.08%
Annual Rates of Salary Increase (for plans that base benefits on final compensation level)	4.00%	3.95%	4.00%	3.89%	4.00%	3.82%

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Obligations and Funded Status

Monsanto uses a measurement date of August 31 for its pension plans. The funded status of the pension plans as of Aug. 31, 2014, and Aug. 31, 2013, was as follows:

	U.S.		Outside the U.S.		Total
	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of period	$2,049	$2,179	$255	$251	$2,304	$2,430
Service cost	61	68	12	10	73	78
Interest cost	90	74	9	9	99	83
Plan participants’ contributions	—	—	2	2	2	2
Actuarial loss (gain)	117	(149)	15	11	132	(138)
Benefits paid	(121)	(123)	(9)	(5)	(130)	(128)
Settlements / curtailments	—	—	(10)	(26)	(10)	(26)
Currency loss	—	—	—	5	—	5
Other	—	—	(1)	(2)	(1)	(2)
Benefit Obligation at End of Period	$2,196	$2,049	$273	$255	$2,469	$2,304
Change in Plan Assets:
Fair value of plan assets at beginning of period	$1,977	$1,945	$166	$160	$2,143	$2,105
Actual return on plan assets	404	114	21	10	425	124
Employer contributions(1)	38	41	19	20	57	61
Plan participants’ contributions	—	—	2	2	2	2
Settlements	—	—	(10)	(26)	(10)	(26)
Benefits paid(1)	(121)	(123)	(9)	(5)	(130)	(128)
Currency gain	—	—	1	3	1	3
Other	—	—	—	2	—	2
Plan Assets at End of Period	$2,298	$1,977	$190	$166	$2,488	$2,143
Net (Asset) Liability Recognized	$(102)	$72	$83	$89	$(19)	$161

(1)	Employer contributions and benefits paid include $13 million and $7 million paid from employer assets for unfunded plans in fiscal years 2014 and 2013, respectively.

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2014, and Aug. 31, 2013, were as follows:

	U.S.		Outside the U.S.
	Year Ended Aug. 31,		Year Ended Aug. 31,
	2014	2013	2014	2013
Discount Rate	4.04%	4.44%	3.01%	3.62%
Rate of Compensation Increase	4.00%	4.00%	3.92%	3.95%
Fiscal year 2015 pension expense, which will be determined using assumptions as of Aug. 31, 2014, is expected to decrease approximately $25 million compared with fiscal year 2014 expense primarily due to favorable asset performance.
The U.S. accumulated benefit obligation ("ABO") was $2.1 billion and $2.0 billion as of Aug. 31, 2014, and Aug. 31, 2013, respectively. The ABO for plans outside of the United States was $213 million and $198 million as of Aug. 31, 2014, and Aug. 31, 2013, respectively.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The projected benefit obligation ("PBO") and the fair value of the plan assets for pension plans with PBOs in excess of plan assets as of Aug. 31, 2014, and Aug. 31, 2013, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2014	2013	2014	2013	2014	2013
PBO	$66	$2,049	$242	$235	$308	$2,284
Fair Value of Plan Assets with PBOs in Excess of Plan Assets	—	1,977	156	148	156	2,125
The PBO, ABO, and the fair value of the plan assets for pension plans with ABOs in excess of plan assets as of Aug. 31, 2014, and Aug. 31, 2013, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2014	2013	2014	2013	2014	2013
PBO	$66	$60	$115	$105	$181	$165
ABO	62	56	94	87	156	143
Fair Value of Plan Assets with ABOs in Excess of Plan Assets	—	—	32	23	32	23
As of Aug. 31, 2014, and Aug. 31, 2013, amounts recognized in the Statements of Consolidated Financial Position were included in the following balance sheet accounts:
Net Amount Recognized

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Other Assets	$(168)	$—	$(12)	$(8)	$(180)	$(8)
Miscellaneous Short-Term Accruals	7	5	7	8	14	13
Postretirement Liabilities	59	67	88	89	147	156
Net (Asset) Liability Recognized	$(102)	$72	$83	$89	$(19)	$161

The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Net Prior Service Cost	$—	$—	$—	$1	$—	$1
Net Loss	324	538	57	59	381	597
Total	$324	$538	$57	$60	$381	$598
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $56 million.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets
U.S. Plans: The asset allocations for Monsanto’s U.S. pension plans as of Aug. 31, 2014, and Aug. 31, 2013, and the target allocation range for fiscal year 2015, by asset category, follow. The fair value of assets for these plans was $2.3 billion and $2.0 billion as of Aug. 31, 2014, and Aug. 31, 2013, respectively.

	Target Allocation Range (1)	Percentage of Plan Assets
		As of Aug. 31,
Asset Category	2015	2014	2013
Public Equity Securities	41-51%	51.1%	52.0%
Private Equity Investments	2-8%	3.8%	3.9%
Debt Securities	39-49%	40.5%	38.9%
Real Estate	2-8%	4.1%	4.6%
Other	0-3%	0.5%	0.6%
Total		100.0%	100.0%
(1) The target allocation range may change as the funded status of the plan increases/decreases.
The expected long-term rate of return on these plan assets was 7.5 percent in fiscal years 2014, 2013 and 2012. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the target asset allocation for each asset class and adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and the effect of expenses paid for plan assets.
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
In February 2014, an asset/liability study was completed to determine the optimal strategic asset allocation to meet the plan’s projected long-term benefit obligations and desired funded status. The target asset allocation resulting from the asset/liability study is outlined in the previous table.
Plans Outside the United States: The weighted-average asset allocation for Monsanto’s pension plans outside of the United States as of Aug. 31, 2014, and Aug. 31, 2013, and the weighted-average target allocation for fiscal year 2015, by asset category, follow. The fair value of plan assets for these plans was $190 million and $166 million as of Aug. 31, 2014, and Aug. 31, 2013, respectively.

		Percentage of Plan Assets
	Target Allocation(1)	As of Aug. 31,
Asset Category	2015	2014	2013
Equity Securities	37.4%	32.8%	34.4%
Debt Securities	48.9%	52.3%	52.4%
Other	13.7%	14.9%	13.2%
Total	100.0%	100.0%	100.0%

(1)
Monsanto’s plans outside the United States have a wide range of target allocations, and therefore the 2015 target allocations shown above reflect a weighted-average calculation of the target allocations of each of the plans.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average expected long-term rate of return on the plans’ assets was 6.1 percent in fiscal year 2014, 6.7 percent in fiscal year 2013 and 7.1 percent in fiscal year 2012. Determination of the expected long-term rate of return for plans outside the United States is consistent with the U.S. methodology.

Fair Value Measurements
U.S. Plans: The fair values of our U.S. defined benefit pension plan investments as of Aug. 31, 2014, and Aug. 31, 2013, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Balance as of Aug. 31, 2014
Investments at Fair Value:
Cash	$14	$—	$—	$—	$14
Debt Securities:
U.S. government debt	—	339	—	—	339
U.S. agency debt	—	5	—	—	5
U.S. state and municipal debt	—	31	—	—	31
Foreign government debt	—	4	—	—	4
U.S. corporate debt	—	288	—	—	288
Mortgage-Backed securities	—	3	—	—	3
Asset-Backed securities	—	3	—	—	3
Foreign corporate debt	—	77	—	—	77
U.S. term bank loans	—	5	—	—	5
Common and Preferred Stock:
Domestic small capitalization	36	—	—	—	36
Domestic large capitalization	459	—	—	—	459
International:
Developed markets	181	—	—	—	181
Emerging markets	34	1	—	—	35
Private Equity Investments	—	—	87	—	87
Partnership and Joint Venture Interests	—	—	32	—	32
Real Estate Investments	—	—	94	—	94
Interest in Pooled Funds:
Interest-bearing cash and cash equivalents funds	—	58	—	—	58
Common and preferred stock funds:
Domestic small-capitalization	—	7	—	—	7
Domestic large-capitalization	—	318	—	—	318
International	—	105	—	—	105
Corporate debt funds	—	98	—	—	98
Mortgage-Backed securities	—	—	8	—	8
Interest in Pooled Collateral Fund — Securities Lending	—	334	—	—	334
Derivatives:
Interest rate futures	(1)	—	—	1	—
Equity index futures	(3)	—	—	3	—
Foreign currency forwards	—	1	—	(1)	—
Common and preferred stock sold short	—	(54)	—	55	1
Total Investments at Fair Value	$720	$1,623	$221	$58	$2,622

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Balance as of Aug. 31, 2013
Investments at Fair Value:
Cash	$16	$—	$—	$—	$16
Debt Securities:
U.S. government debt	—	260	—	—	260
U.S. agency debt	—	7	—	—	7
U.S. state and municipal debt	—	34	—	—	34
Foreign government debt	—	2	—	—	2
U.S. corporate debt	—	243	—	—	243
Mortgage-Backed securities	—	2	—	—	2
Asset-Backed securities	—	3	—	—	3
Foreign corporate debt	—	54	—	—	54
U.S. term bank loans	—	1	—	—	1
Common and Preferred Stock:
Domestic small capitalization	46	—	—	—	46
Domestic large capitalization	385	—	—	—	385
International:
Developed markets	160	—	—	—	160
Emerging markets	30	1	—	—	31
Private Equity Investments	—	—	77	—	77
Partnership and Joint Venture Interests	—	—	32	—	32
Real Estate Investments	—	—	90	—	90
Interest in Pooled Funds:
Interest-bearing cash and cash equivalents funds	—	56	—	—	56
Common and preferred stock funds:
Domestic small-capitalization	—	7	—	—	7
Domestic large-capitalization	—	277	—	—	277
International	—	89	—	—	89
Corporate debt funds	—	89	—	—	89
Mortgage-Backed securities	—	—	7	—	7
Interest in Pooled Collateral Fund — Securities Lending	—	205	—	—	205
Derivatives:
Common and preferred stock sold short	—	(41)	—	42	1
Total Investments at Fair Value	$637	$1,289	$206	$42	$2,174

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2013, and Aug. 31, 2014:

(Dollars in millions)	Private Equity Investments	Partnership/Joint Venture Interests	Real Estate Investments	Mortgage-Backed Securities Fund Investments	Total
Balance Aug. 31, 2012	$73	$32	$80	$8	$193
Purchases	13	—	7	—	20
Sales	(17)	—	(1)	—	(18)
Realized/unrealized gains	8	—	4	—	12
Balance Aug. 31, 2013	$77	$32	$90	$8	$207
Net Unrealized Gains Still Held Included in Earnings(1)	$11	$1	$4	$—	$16

(Dollars in millions)	Private Equity Investments	Partnership/Joint Venture Interests	Real Estate Investments	Mortgage-Backed Securities Fund Investments	Total
Balance Aug. 31, 2013	$77	$32	$90	$8	$207
Purchases	15	—	5	—	20
Sales	(18)	(3)	(6)	—	(27)
Realized/unrealized gains	13	3	5	—	21
Balance Aug. 31, 2014	$87	$32	$94	$8	$221
Net Unrealized Gains Still Held Included in Earnings(1)	$16	$—	$6	$—	$22

(1)
Represents the amount of total gains for the period attributable to change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held as of Aug. 31, 2013, and Aug. 31, 2014.

The following table reconciles the investments at fair value to the plan assets as of Aug. 31, 2014.

(Dollars in millions)
Total Investments at Fair Value	$2,622
Liability to return collateral held under securities lending agreement	(334)
Non-interest bearing cash	3
Accrued income / expense	7
Plan Assets at the End of the Period	$2,298
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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plans Outside the United States: The fair values of our defined benefit pension plan investments outside of the United States as of Aug. 31, 2014, and Aug. 31, 2013, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Balance as of Aug. 31, 2014
Cash and Cash Equivalents	$2	$—	$—	$2
Debt Securities — Foreign Government Debt	—	16	—	16
Common and Preferred stock	46	—	—	46
Insurance-Backed Securities	—	—	25	25
Interest in Pooled Funds:
Common and preferred stock funds	—	15	—	15
Government debt funds	—	11	—	11
Corporate debt funds	—	75	—	75
Total Investments at Fair Value	$48	$117	$25	$190

	Fair Value Measurements at Aug. 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Balance as of Aug. 31, 2013
Cash and Cash Equivalents	$2	$—	$—	$2
Debt Securities — Foreign Government Debt	—	15	—	15
Common and Preferred stock	45	—	—	45
Insurance-Backed Securities	—	—	19	19
Interest in Pooled Funds:
Common and preferred stock funds	—	12	—	12
Government debt funds	—	5	—	5
Mortgage-Backed Securities	—	3	—	3
Corporate debt funds	—	65	—	65
Total Investments at Fair Value	$47	$100	$19	$166
The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2013, and Aug. 31, 2014.

(Dollars in millions)	Insurance-Backed Securities
Balance Aug. 31, 2012	$17
Purchases	4
Sales	(3)
Net unrealized gains	1
Balance Aug. 31, 2013	$19
Purchases	6
Balance Aug. 31, 2014	$25
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

MONSANTO COMPANY	2014 FORM 10-K
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
Mortgage and asset-backed securities: Collateralized securities (both mortgage-backed and asset-backed) are valued using models with readily observable market data as inputs. Other than the mortgage-backed securities included in the commingled fund in the U.S. which are classified as Level 3, all mortgage and asset-backed securities included in the Plan are classified as Level 2.
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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Real estate investments: The Plan invests in U.S. real estate through indirect ownership entities, which are structured as limited partnerships or private real estate investment trusts (REITs). Real estate investments are generally illiquid long-term assets valued in large part using inputs not readily observable in the public markets. Each fund in which the Plan invests typically manages a geographically diversified portfolio of U.S. commercial properties within the office, residential, industrial and retail property sectors. There are no formal listed markets for either the funds’ underlying commercial properties, or for shares in any given fund (if applicable). Real estate fund holdings are appraised and valued on an on-going basis. In the case of the investments structured as partnerships, while a net asset value ("NAV") is not explicitly calculated, audited financial statements and valuations are produced on an annual basis. The underlying real estate holdings not only represent illiquid investments, but explicit redemptions are not permitted. Disposition of partnership interest can only be affected through the sale of the pension trust’s pro-rata ownership stake in the secondary markets, which may require approval of the funds’ general partners. For investments structured as private REITs, redemption requests for units held are at the discretion of fund managers. All real estate investments are classified as Level 3.
Interest in pooled funds: In certain instances the Plan invests in pooled or commingled funds in order to gain diversification and efficiency. Each of the commingled funds with the exception of the Domestic Small Capitalization Common Stock Fund has daily NAV and daily liquidity. The Domestic Small Capitalization Common Stock Fund has monthly NAV and monthly liquidity. Each fund has its own notification requirements for purchases and redemptions into and out of the fund. The notification requirements range from same day to 10 days. Although rare, there could be instances in which liquidity is suspended or in which purchases or sales occur at a price different from the NAV. The Cash and Cash Equivalents funds used are short-term collective investment funds that are comprised of short-term assets with fixed or variable interest rates that trade on a regular basis in active markets. Because there are no publicly listed price quotes available for the underlying investments or the commingled fund itself, the short-term collective investment funds are classified as Level 2. The Common and Preferred Stock Funds used are predominantly commingled index funds replicating well-known stock market indexes. Each of the common and preferred stock funds are comprised of common and preferred stock that trade on a regular basis in active markets. While the underlying investments of the commingled fund do have publicly listed price quotes available, the commingled fund does not so it is classified as Level 2. The Corporate Debt Fund is comprised of fixed income assets that have significant observable inputs that are classified as Level 2 and therefore the commingled fund is classified as Level 2 as well. Mortgage-Backed securities are classified as Level 3 at Aug. 31, 2014, because the underlying holdings are primarily privately placed securities without readily observable prices. In the absence of readily observable prices, in order to value the assets in the fund, the Mortgage-Backed securities investment management firm employs alternative pricing techniques that may be based upon current market prices of securities that are comparable in coupon, rating, maturity and industry.
Derivatives: The U.S. plan is permitted to use financial derivative instruments to hedge certain risks and for investment purposes. The plan enters into futures contracts in the normal course of its investing activities to manage market risk associated with the plan’s equity and fixed income investments and to achieve overall investment portfolio objectives. The credit risk associated with these contracts is minimal as they are traded on organized exchanges and settled daily. Exchange-traded equity index and interest rate futures are measured at fair value using quoted market prices making them qualify as Level 1 investments. The notional value of futures derivatives classified as Level 1 was $147 million as of Aug. 31, 2014.
The U.S. plan also holds listed common and preferred stock short sale positions, which involves a counter-party arrangement with a prime broker. The existence of the prime broker counter-party relationship introduces the possibility that short sale market values may need to be adjusted to reflect any counter-party risk; however, no such adjustment was required as of Aug. 31, 2014. Therefore, the short positions have been classified as Level 2, and their notional value was $53 million as of Aug. 31, 2014.
Insurance-backed securities: Insurance-backed securities are contracts held with an insurance company. The Level 3 fair value of the investments is determined based upon the value of the underlying investments as determined by the insurance company.

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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Cash Flows
The expected employer contributions and benefit payments are shown in the following table for the pension plans:

(Dollars in millions)	U.S.	Outside the U.S.
Employer Contributions 2015 (funded Plans)	$30	$11
Benefits Paid Directly by Employer 2015 (unfunded Plans)	6	7
Benefit Payments(1)
2015	183	24
2016	173	14
2017	174	17
2018	174	17
2019	174	15
2020-2024	831	88

(1)	Expected benefit payments include benefits paid directly by employer for unfunded plans.
The company may contribute additional amounts to the plans depending on the level of future contributions required.
Multiemployer Plan
Monsanto participates in an industry-wide multiemployer plan in the Netherlands called Stichting Bedrijfspensioenfonds voor de Landbouw (BPL) that provides indexed career-average pension benefits and life insurance benefits. Monsanto is one of more than 33,750 employers participating in the BPL, which covers nearly 90,000 participants. The plan year is based on a calendar year ending December 31. At Dec. 31, 2013, the BPL had assets of approximately $14 billion, which covered approximately 109% of the plan’s benefit obligation. Participating employers and their employees are required to contribute a percent of salary to the plan each plan year. The percentage, which is determined annually by the BPL actuary, is 21.7% of salary for plan year 2014, with employers contributing 17.09% of salary and the balance contributed by the plan participants. An additional surcharge equal to 1.25% of salary up to a specified salary threshold is also required as part of the employer contribution. Monsanto’s contributions totaled $6 million in each of fiscal years 2014, 2013 and 2012. The contribution percentages, including both employer and plan participant contributions, were 21.7%, 19.5% and 18.15% in plan years 2013, 2012 and 2011, respectively.
Contributions are used to pay benefits under the plan, including insurance premiums for the life insurance benefits, and to fund the plan. If an employer does not meet its contribution requirement, benefits cease to accrue for their employees.
If the assets of the BPL are not sufficient to meet the plan’s benefit obligation, the BPL may increase the contribution rates, reduce pension indexation or reduce benefit accruals.
NOTE 18. POSTRETIREMENT BENEFITS — HEALTH CARE AND OTHER POSTEMPLOYMENT BENEFITS
Monsanto-Sponsored Plans
Substantially all regular full-time U.S. employees hired prior to May 1, 2002, and certain employees in other countries become eligible for company-subsidized postretirement health care benefits if they reach retirement age while employed by Monsanto and have the requisite service history. Employees who retired from Monsanto prior to Jan. 1, 2003, were eligible for retiree life insurance benefits. These postretirement benefits are unfunded and are generally based on the employees’ years of service or compensation levels, or both. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. Total postretirement benefit costs for Monsanto employees and the former employees included in Monsanto’s Statements of Consolidated Operations in fiscal years 2014, 2013 and 2012, were less than $1 million, $9 million and $13 million, respectively.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following information pertains to the postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care plans and life insurance plans. The cost components of these plans were:

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
Service Cost for Benefits Earned During the Period	$7	$9	$10
Interest Cost on Benefit Obligation	7	6	10
Amortization of Prior Service Credit	(1)	(1)	(1)
Amortization of Actuarial Gain	(13)	(5)	(6)
Total Net Periodic Benefit Cost	$—	$9	$13
The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2014, and Aug. 31, 2013, were:

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013
Actuarial Loss (Gain)	$6	$(13)
Amortization of Prior Service Credit	1	1
Amortization of Actuarial Gain	13	5
Total Loss (Gain) Recognized in Accumulated Other Comprehensive Loss	$20	$(7)
The following assumptions, calculated on a weighted-average basis, were used to determine the postretirement costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,
	2014	2013	2012
Discount Rate Postretirement	3.95%	2.95%	4.30%
Discount Rate Postemployment	2.55%	1.55%	2.20%
Initial Trend Rate for Health Care Costs	6.50%	7.00%	7.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.00%
A 6.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2014. This assumption is consistent with the plans’ recent experience and expectations of future growth. It is assumed that the rate will decrease gradually to 5 percent for fiscal year 2017 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1 percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in millions)	1 Percentage-Point Increase	1 Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$1	$(1)
Effect on Postretirement Benefit Obligation	$4	$(4)

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto uses a measurement date of August 31 for its other postretirement benefit plans. The status of the postretirement health care, life insurance and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of period	$192	$215
Service cost	7	9
Interest cost	7	6
Actuarial loss (gain)	6	(13)
Plan participant contributions	5	4
Medicare Part D subsidy receipts	1	1
Benefits paid	(29)	(29)
Currency impact	—	(1)
Benefit Obligation at End of Period	$189	$192
Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2014, and Aug. 31, 2013, were as follows:

	Year Ended Aug. 31,
	2014	2013
Discount Rate Postretirement	3.60%	3.95%
Discount Rate Postemployment	2.40%	2.55%
Initial Trend Rate for Health Care Costs(1)	6.00%	6.50%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%

(1)	As of Aug. 31, 2014, this rate is assumed to decrease gradually to 5 percent for 2017 and remain at that level thereafter.
As of Aug. 31, 2014, and Aug. 31, 2013, amounts recognized in the Statements of Consolidated Financial Position were as follows:

	As of Aug. 31,
(Dollars in millions)	2014	2013
Miscellaneous Short-Term Accruals	$22	$22
Postretirement Liabilities	167	170
Total Liability Recognized	$189	$192
Asset allocation is not applicable to the company’s other postretirement benefit plans because these plans are unfunded.
The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013
Actuarial Gain	$(23)	$(42)
Prior Service Credit	(1)	(2)
Total	$(24)	$(44)
The estimated net gain and prior service credit for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4 million and $1 million, respectively.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Cash Flows
Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	Total
Benefits Paid Directly by Employer 2015	$22
Benefit Payments(1) (2)
2015	22
2016	23
2017	22
2018	21
2019	19
2020-2024	77

(1) Benefit payments are net of expected federal subsidy receipts related to prescription drug benefits granted under the Medicare Prescription Drug Improvement and Modernization Act of 2003, which are estimated to be less than $1 million annually.
(2) Expected benefit payments include benefits paid directly by employer for unfunded plans.
Expected contributions include other postretirement benefits of $22 million to be paid from employer assets in fiscal year 2015. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.
Other Sponsored Plans
Other plans are offered to certain eligible employees. There is an accrual of $31 million as of both Aug. 31, 2014, and Aug. 31, 2013, in the Statements of Consolidated Financial Position for anticipated payments to employees who have retired or terminated their employment.
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
For employees hired prior to July 8, 2012, through December 2012, contributions to the Monsanto SIP, up to a maximum of 7 percent of eligible pay, were matched 60 percent by the company. Effective in January 2013, the Company matched 80 percent of such employee contributions, up to a maximum of 8 percent of eligible pay. For employees hired on or after July 8, 2012, contributions to the Monsanto SIP, up to a maximum of 8 percent of eligible pay, were matched 80 percent by the Company. Prior to July 8, 2012, Monsanto satisfied its matching contribution obligations under the Monsanto SIP with shares released from the leveraged employee stock ownership plan (Monsanto ESOP). Effective July 8, 2012, Monsanto satisfies its matching contribution obligations, and its new non-elective contribution for employees hired on or after July 8, 2012, with cash. The Monsanto ESOP was leveraged by debt due to Monsanto. The debt, which was repaid in full in December 2012, was repaid primarily through company contributions and dividends paid on Monsanto common stock held in the ESOP. As of Aug. 31, 2014, the Monsanto ESOP held 4.5 million shares of Monsanto common stock.
Dividends paid on the shares held by the Monsanto ESOP were $8 million in each of the fiscal years 2014, 2013 and 2012. These dividends were greater than the cost of the shares allocated to the participants resulting in total ESOP expense of less than $1 million in 2013 and 2012. There was no ESOP expense in 2014. In 2014, the Monsanto SIP recognized expense of $60 million for matching contributions. In 2013, the Monsanto SIP recognized expense of $18 million for matching contributions made in cash over and above the amount required to reduce the ESOP enhancements liabilities to zero. In 2014 and 2013, the Monsanto SIP recognized expense of $3 million and less than $1 million, respectively, for non-elective contributions made in cash for employees hired on or after July 8, 2012.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 20. STOCK-BASED COMPENSATION PLANS
Stock-based compensation expense of $121 million, $100 million and $130 million was recognized under the Compensation – Stock Compensation topic of the ASC in fiscal years 2014, 2013 and 2012, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Compensation cost capitalized as part of inventory was $3 million, $3 million and $6 million as of Aug. 31, 2014, Aug. 31, 2013 and Aug. 31, 2012, respectively. The Compensation – Stock Compensation topic of the ASC requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Monsanto’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises and restricted stock award vestings. The excess tax benefits were recorded as an increase to additional paid-in capital. The following table shows the components of stock-based compensation in the Statements of Consolidated Operations and Statements of Consolidated Cash Flows.

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
Cost of Goods Sold	$8	$11	$19
Selling, General and Administrative Expenses	82	69	82
Research and Development Expenses	31	20	29
Total Stock-Based Compensation Expense Included in Operating Expenses	121	100	130
Loss from Continuing Operations Before Income Taxes	(121)	(100)	(130)
Income Tax Benefit	40	34	43
Net Loss	$(81)	$(66)	$(87)
Basic Loss per Share	$(0.16)	$(0.12)	$(0.16)
Diluted Loss per Share	$(0.15)	$(0.12)	$(0.16)
Net Cash Required by Operating Activities	$(72)	$(79)	$(50)
Net Cash Provided by Financing Activities	$72	$79	$50
Plan Descriptions: Share-based awards are designed to reward employees for their long-term contributions to the company and to provide incentives for them to remain with the company. Monsanto issues stock options, restricted stock, restricted stock units and deferred stock. Prior to Jan. 24, 2012, Monsanto had three compensation plans, which the company refers to as “prior equity plans,” under which the company granted awards to key officers, non-employee directors and employees of Monsanto: (1) the Monsanto Company Long-Term Incentive Plan, as amended (2000 LTIP), (2) the Monsanto Company 2005 Long-Term Incentive Plan, as previously amended and restated (2005 LTIP), and (3) the Monsanto Broad-Based Stock Option Plan, as amended (Broad-Based Plan).
On Jan. 24, 2012, Monsanto shareowners approved a total of 33.6 million shares to be available for grants of awards under the Monsanto Company 2005 Long-Term Incentive Plan as Amended and Restated as of Jan. 24, 2012 (Amended 2005 LTIP) after Aug. 31, 2011 (including for this purpose awards made after Aug. 31, 2011 under our prior equity plans). This included 25.0 million new shares in addition to the 8.6 million shares remaining available for future grant as of Aug. 31, 2011. The delivery of shares pursuant to restricted stock, restricted stock units and deferred stock awards will reduce the remaining available shares by 2.7 shares per share delivered. Upon shareowner approval of the Amended 2005 LTIP, no further awards may be granted under our prior equity plans, although awards granted under such plans prior to the commencement of the Amended 2005 LTIP will continue to remain outstanding under their terms. As of Aug. 31, 2014, 25.2 million shares were available for grant under the Amended 2005 LTIP.
The plans provide that the term of any option granted may not exceed 10 years and that each option may be exercised for such period as may be specified in the terms and conditions of the grant, as approved by the People and Compensation Committee of the Board of Directors. Generally, the options vest over three years, with one-third of the total award vesting each year. Grants of restricted stock or restricted stock units generally vest at the end of a three- to four-year service period as specified in the terms and conditions of the grant, as approved by the People and Compensation Committee of the Board of Directors.
Upon purchase of The Climate Corporation, Monsanto assumed The Climate Corporation 2006 Stock Plan as Amended on Oct. 30, 2013 ("Amended Climate Plan"). This included 2.0 million shares available for grant as of Nov. 1, 2013. The plan provides that the term of any option granted may not exceed 10 years and that each option may be exercised for such period as may be specified in the terms and conditions of the grant. Generally, options vest monthly over a period of up to four years. The Climate

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Corporation had outstanding unvested options at the acquisition date that were assumed by Monsanto. The assumed options were converted to Monsanto options at the option ratio of 0.11 Monsanto options for each option of The Climate Corporation. Grants of restricted stock units generally vest quarterly over a period of up to four years. The Climate Corporation had outstanding restricted stock units at the acquisition date that were assumed by Monsanto. The assumed restricted stock units were converted to Monsanto restricted stock units at the acquisition date using the aforementioned conversion ratio. As of Aug. 31, 2014, 1.1 million shares were available for grant under the Amended Climate Plan.
Under all plans discussed above, restricted stock and restricted stock units represent the right to receive a number of shares of stock dependent upon vesting requirements. Vesting is subject to the terms and conditions of the grant, which generally require the employees’ continued employment during the designated service period and may also be subject to Monsanto’s attainment of specified performance criteria during the designated performance period. Shares related to restricted stock and restricted stock units are released to employees upon satisfaction of all vesting requirements. Compensation expense for stock options, restricted stock and restricted stock units is measured at fair value on the date of grant, net of estimated forfeitures, and recognized over the vesting period of the award.
Certain Monsanto employees outside the United States may receive stock appreciation rights or cash settled restricted stock units as part of Monsanto’s stock compensation plans. In addition, certain employees on an international assignment may receive phantom stock awards that are based on the value of the company’s stock, but paid in cash upon the occurrence of certain events. Stock appreciation rights entitle employees to receive a cash amount determined by the appreciation in the fair value of the company’s common stock between the grant date of the award and the date of exercise. Cash settled restricted stock units and phantom stock awards entitle employees to receive a cash amount determined by the fair value of the company’s common stock on the vesting date. As of Aug. 31, 2014, the fair value of stock appreciation rights, cash settled restricted stock units and phantom stock accounted for as liability awards was less than $1 million, $1 million and $1 million, respectively. The fair value is remeasured at the end of each reporting period until exercised or vested, and compensation expense is recognized over the requisite service period in accordance with the Compensation — Stock Compensation topic of the ASC. Share-based liabilities paid related to stock appreciation rights were less than $1 million in each of the fiscal years 2014, 2013 and 2012. Additionally, $1 million was paid related to phantom stock in each of the fiscal years 2014, 2013 and 2012.
Monsanto also issues share-based awards under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) for directors who are not employees of Monsanto or its affiliates. Under the Director Plan, half of the annual retainer for each non-employee director is paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted stock, deferred stock, current cash and/or deferred cash. The Director Plan also provides that a non-employee director will receive a one-time restricted stock grant upon becoming a member of Monsanto’s board of directors which is equivalent to the annual retainer divided by the closing stock price on the service commencement date. The restricted stock grant will vest on the third anniversary of the grant date. Awards of deferred stock and restricted stock under the Director Plan are granted under the Amended 2005 LTIP as provided for in the Director Plan. The grant date fair value of awards outstanding under the Director Plan was $16 million as of Aug. 31, 2014. Compensation expense for most awards under the Director Plan is measured at fair value at the date of grant and recognized over the vesting period of the award. There was less than $1 million in 2014 and 2013, and $1 million in 2012 of share-based liabilities paid under the Director Plan. Additionally, 278,093 shares of directors’ deferred stock related to grants and dividend equivalents were vested and outstanding at Aug. 31, 2014.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of Monsanto’s stock options for the periods from Sept. 1, 2011, through August 31, 2014, follows:

	Options	Outstanding Weighted-Average Exercise Price
Balance Outstanding Aug. 31, 2011	21,509,035	$51.78
Granted	2,300,980	74.76
Exercised	(3,967,203)	29.51
Forfeited	(387,878)	76.12
Balance Outstanding Aug. 31, 2012	19,454,934	58.56
Granted	1,912,030	90.70
Exercised	(5,306,225)	48.33
Forfeited	(196,852)	79.95
Balance Outstanding Aug. 31, 2013	15,863,887	65.59
Granted	2,302,786	84.97
Exercised	(4,537,028)	54.72
Forfeited	(192,010)	90.06
Balance Outstanding Aug. 31, 2014	13,437,635	$72.23
At Aug. 31, 2014, 9,568,016 stock options were exercisable. The weighted-average remaining contractual life of these stock options was 4 years and the weighted-average exercise price was $66.46 per share. The aggregate intrinsic value of these stock options was $471 million at Aug. 31, 2014.
At Aug. 31, 2014, 13,092,252 stock options were vested or expected to vest. The weighted-average remaining contractual life of these stock options was 6 years and the weighted-average exercise price was $71.62 per share. The aggregate intrinsic value of these stock options was $576 million at Aug. 31, 2014.
The weighted-average grant-date fair value of stock options granted during fiscal years 2014, 2013 and 2012 was $38.23, $21.46 and $21.87, respectively, per share. The total pretax intrinsic value of options exercised during the fiscal years ended 2014, 2013 and 2012 was $273 million, $272 million and $201 million, respectively. Pretax unrecognized compensation expense for stock options, net of estimated forfeitures, was $63 million as of Aug. 31, 2014, and will be recognized as expense over a weighted-average remaining vesting period of 2 years.
A summary of the status of Monsanto’s restricted stock, restricted stock units and directors’ deferred stock compensation plans for fiscal year 2014 follows in the tables below:

	Restricted Stock	Weighted-Average Grant Date Fair Values	Restricted Stock Units	Weighted-Average Grant Date Fair Values	Directors’ Deferred Stock	Weighted-Average Grant Date Fair Value
Nonvested as of Aug. 31, 2013	7,951	$76.10	1,656,187	$77.15	—	$—
Granted	4,831	108.10	1,185,136	102.10	18,903	98.38
Vested	(8,740)	77.48	(428,942)	73.91	(18,903)	98.38
Forfeitures	—	—	(183,384)	95.30	—	—
Nonvested as of Aug. 31, 2014	4,042	$111.37	2,228,997	$89.54	—	$—
(Dollars in millions)
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable	$—		$94		$—
Remaining weighted-average period of expense recognition/requisite service periods in years	2		2		0

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Weighted-average grant-date fair value during fiscal year			Total fair value of equity vested during fiscal year
(Dollars in millions, except per share amounts)	2014	2013	2012	2014	2013	2012
Restricted stock	$108.10	$96.06	$68.93	$1	$—	$1
Restricted stock units	$102.10	$88.80	$71.65	$32	$16	$102
Directors’ deferred stock	$98.38	$87.58	$68.93	$—	$2	$1

Valuation and Expense Information under the Compensation — Stock Compensation topic of the ASC: Monsanto estimates the value of employee stock options on the date of grant using a lattice-binomial model. A lattice-binomial model requires the use of extensive actual employee exercise behavior data and a number of complex assumptions including volatility, risk-free interest rate and expected dividends. Expected volatilities used in the model are based on implied volatilities from traded options on Monsanto’s stock and historical volatility of Monsanto’s stock price. The expected life represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the model. The lattice-binomial model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The following assumptions were used to calculate the estimated value of employee stock options:

	Lattice-binomial
Assumptions	2014	2013	2012
Expected Dividend Yield	1.7%	1.9%	1.8%
Expected Volatility	19%-36%	23%-37%	28%-39%
Weighted-Average Volatility	27.5%	30.4%	37.0%
Risk-Free Interest Rates	0.70%-2.34%	0.85%-2.00%	0.98%-1.62%
Weighted-Average Risk-Free Interest Rate	1.66%	1.14%	1.57%
Expected Option Life (in years)	6	7	6
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
There were no shares of preferred stock outstanding as of Aug. 31, 2014, or Aug. 31, 2013. As of Aug. 31, 2014, and Aug. 31, 2013, 485.3 million and 529.0 million shares of common stock were outstanding, respectively.
On July 1, 2014, Monsanto entered into uncollared accelerated share repurchase (“ASR”) agreements with each of JPMorgan Chase Bank, N.A. (“JPMorgan”) and Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR agreements, the company agreed to purchase approximately $6.0 billion of Monsanto common stock, in total. On July 7, 2014, JPMorgan and Goldman Sachs delivered to Monsanto approximately 38.6 million shares in total based on then-current market prices, and Monsanto paid a total of $6.0 billion. The payments to JPMorgan and Goldman Sachs were recorded as a reduction to shareowners' equity, consisting of a $4.8 billion increase in treasury stock, which reflects the value of the 38.6 million shares received upon initial settlement, and a $1.2 billion decrease in additional contributed capital, which reflects the value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the ASR agreements. The final number of shares of Monsanto common stock that the company may receive, or may be required to remit, upon settlement under the ASR agreements will be

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

based upon the average daily volume weighted-average price of Monsanto common stock during the term of the ASR agreements, less a negotiated discount. Final settlement of each ASR agreement is expected to occur by the end of the third quarter of 2015, and may occur earlier at the option of JPMorgan and Goldman Sachs. The terms of the ASR agreements are subject to adjustment if Monsanto were to enter into or announce certain types of transactions that may affect the company's stock. If Monsanto is obligated to make an adjustment payment to either or both of JPMorgan or Goldman Sachs under the ASR agreements, the company may elect to satisfy such obligation in cash or in shares of Monsanto common stock. The ASR agreements were entered into pursuant to the share repurchase programs announced in June 2013 and in June 2014 as discussed below, and were funded by the July 2014 debt issuance disclosed in Note 14 - Debt and Other Credit Arrangements.
In June 2014, the company announced a new share repurchase program for up to $10 billion of the company's common stock over a two-year period. This repurchase program commenced on July 1, 2014. For the year ended Aug. 31, 2014, 31.6 million shares have been repurchased for$5.1 billion, which includes the $1.2 billion value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the ASR as noted above, under the June 2014 program.
In June 2013, the company announced a share repurchase program, effective July 1, 2013, for up to $2 billion of the company's common stock over a three-year period. This repurchase program commenced on Aug. 20, 2013, and was completed on July 1, 2014. For the year ended Aug. 31, 2014 and Aug. 31, 2013, 17.0 million and 0.3 million shares have been repurchased for $1.97 billion and $30 million, respectively, under the June 2013 program.
In June 2012, the company announced a share repurchase program, effective July 1, 2012, for up to $1 billion of the company’s common stock over a three year period. This repurchase program commenced on Jan. 14, 2013, and was completed on Aug. 20, 2013. For the year ended Aug. 31, 2013, 9.9 million shares have been repurchased for $1 billion under the June 2012 program.
NOTE 22. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto recorded during the twelve months ended Aug. 31, 2014:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain on Available for Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive Loss
Balance as of Aug. 31, 2012	$(602)	$5	$29	$(468)	$(1,036)
Other comprehensive income (loss)	(229)	3	(144)	128	(242)
Balance as of Aug. 31, 2013	(831)	8	(115)	(340)	(1,278)
Other comprehensive income (loss) before reclassifications	100	—	(69)	88	119
Amounts reclassified from accumulated other comprehensive loss	—	(3)	17	31	45
Net current-period other comprehensive income (loss)	100	(3)	(52)	119	164
Balance as of Aug. 31, 2014	$(731)	$5	$(167)	$(221)	$(1,114)

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings during the twelve months ended Aug. 31, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement of Consolidated Operations
	Twelve months ended Aug. 31, 2014
Available for Sale Securities:
Gain on Sale of Security	$(6)	Other expense, net
Impairment	1	Other expense, net
	(5)	Total before income taxes
	2	Income tax provision
	$(3)	Net of tax

Cash Flow Hedges:
Foreign Exchange Contracts	$(3)	Net sales
Foreign Exchange Contracts	3	Cost of goods sold
Commodity Contracts	14	Cost of goods sold
Interest Rate Contracts	12	Interest expense
	26	Total before income taxes
	(9)	Income tax provision
	$17	Net of tax

Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$14	Inventory / Cost of goods sold(1)
Amortization of Unrecognized Net Loss	36	Selling, general and administrative expenses
	50	Total before income taxes
	(19)	Income tax provision
	$31	Net of tax

Total Reclassifications For The Period	$45	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $14 million of net periodic benefit cost to inventory, of which approximately $14 million was recognized in cost of goods sold during the twelve months ended Aug. 31, 2014. See Note 17 - Postretirement Benefits - Pensions - and Note 18 - Postretirement Benefits - Health Care and Other Postemployment Benefits - for additional information.

NOTE 23. EARNINGS PER SHARE
Basic earnings per share ("EPS") was computed using the weighted-average number of common shares outstanding during the periods shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Of those antidilutive options, certain stock options were excluded from the computations of dilutive potential common shares as their exercise prices were greater than the average market price of common shares for the period.

	Year Ended Aug. 31,
	2014	2013	2012
Weighted-Average Number of Common Shares	519.3	533.7	534.1
Dilutive Potential Common Shares	5.6	6.0	6.1
Antidilutive Potential Common Shares	1.7	1.8	6.7
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices Greater than the Average Market Price of Common Shares for the Period	—	0.1	4.5

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 24. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes during fiscal years 2014, 2013, and 2012, were as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
Interest	$158	$141	$159
Taxes	1,019	907	688
During fiscal years 2014, 2013 and 2012, the company recorded the following noncash investing and financing transactions:

•
In fourth quarter 2014, 2013 and 2012, the board of directors declared a dividend payable in first quarter 2015, 2014 and 2013, respectively. As of Aug. 31, 2014, 2013 and 2012, a dividend payable of $239 million, $228 million and $200 million, respectively, was recorded.

•
During fiscal years 2014, 2013 and 2012, the company recognized noncash transactions related to stock-based compensation and acquisitions. See Note 20 - Stock-Based Compensation Plans - for further discussion of stock-based compensation and Note 4 - Business Combinations and Collaborative Arrangements - for acquisition activity.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 25. COMMITMENTS AND CONTINGENCIES
Contractual obligations: The following table sets forth the company’s estimates of future payments under contracts as of Aug. 31, 2014.

		Payments Due by Fiscal Year Ending Aug. 31,
(Dollars in millions)	Total	2015	2016		2017	2018	2019	2020 and beyond
Total Debt, including Capital Lease Obligations(1)	$7,761	$233	$307		$901	$302	$802	$5,216
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	5,755	273	272	261	261	255	236	4,458
Operating Lease Obligations	556	133	102		80	65	57	119
Purchase Obligations:
Commitments to purchase inventories	2,079	1,201	255		217	216	186	4
Commitments to purchase breeding research	605	55	55		55	55	55	330
R&D alliances and joint venture obligations	182	53	54		32	28	8	7
Uncompleted additions to property	79	72	7		—	—	—	—
Other purchase obligations	15	12	1		1	1	—	—
Other Liabilities:
Postretirement liabilities(2)	76	76	—		—	—	—	—
Unrecognized tax benefits(3)	87	—	—		—	—	—	—
Other liabilities	188	27	21		8	6	6	120
Total Contractual Obligations	$17,383	$2,135	$1,074		$1,555	$928	$1,350	$10,254

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2014.

(2)
Includes the company’s planned pension and other postretirement benefit contributions for 2015. The actual amounts funded in 2015 may differ from the amounts listed above. Contributions in 2016 and beyond are excluded as those amounts are unknown. Refer to Note 17 - Postretirement Benefits - Pensions - and Note 18 - Postretirement Benefits - Health Care and Other Postemployment Benefits - for more information.

(3)
Unrecognized tax benefits relate to uncertain tax positions recorded under the Income Taxes topic of the ASC. The company is unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Note 13 - Income Taxes - for more information.

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
Certain operating leases contain escalation provisions for an annual inflation adjustment factor and some are based on the CPI published by the Bureau of Labor Statistics. Additionally, certain leases require Monsanto to pay for property taxes, insurance, maintenance and other operating expenses called rent adjustments, which are subject to change over the life of the lease. These adjustments were not determinable at the time the lease agreements were executed. Therefore, Monsanto recognizes the expenses for rent and rent adjustments when they become known and payable, which is more representative of the time pattern in which the company derives the related benefit in accordance with the Leases topic of the ASC.
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
Rent expense was $272 million for fiscal year 2014, $259 million for fiscal year 2013 and $248 million for fiscal year 2012.

MONSANTO COMPANY	2014 FORM 10-K
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
In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify its officers and directors for liabilities incurred by reason of their position with Monsanto. Contracts for the sale or purchase of a business or line of business may require indemnification for various events, including certain events that arose before the sale, or tax liabilities that arise before, after or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Litigation settlement agreements may contain indemnification provisions covering future issues associated with the settled matter. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments that provide recipients amounts equal to the sums they would have received had no such withholding been made. Indemnities like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements and other licenses. Leases may require indemnification for liabilities Monsanto’s operations may potentially create for the lessor or lessee. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, to what extent. Historically, these types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of less than $1 million as of Aug. 31, 2014 and Aug. 31, 2013, respectively, related to these indemnifications.
Monsanto provides guarantees for certain customer loans in the United States, Europe and Latin America. See Note 6 — Customer Financing Programs — for additional information.
Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement can be found below in the “Litigation” section of this note.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customer Concentrations in Gross Trade Receivables: The following table sets forth Monsanto’s gross trade receivables as of Aug. 31, 2014, and Aug. 31, 2013, by significant customer concentrations:

	As of Aug. 31,
(Dollars in millions)	2014	2013
Europe-Africa(1)	$522	$504
U.S. Agricultural Product Distributors	579	455
Argentina(1)	327	298
Asia-Pacific(1)	175	151
Mexico(1)	160	132
Brazil(1)	178	101
Canada(1)	22	23
Other	123	119
Gross Trade Receivables	2,086	1,783
Less: Allowance for Doubtful Accounts	(72)	(68)
Net Trade Receivables	$2,014	$1,715

(1)	Represents customer receivables within the specified geography.
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

(Dollars in millions)
Aggregate Undiscounted Amount	$149
Discounted Portion:
Expected payment (undiscounted) for:
2015	27
2016	21
2017	8
2018	6
2019	6
Undiscounted aggregate expected payments after 2019	120
Aggregate Amount to be Discounted as of Aug. 31, 2014	188
Discount, as of Aug. 31, 2014	(46)
Aggregate Discounted Amount Accrued as of Aug. 31, 2014	$142
Total Environmental and Litigation Reserve as of Aug. 31, 2014	$291

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the environmental and litigation liabilities for fiscal years 2012, 2013 and 2014 are as follows:

(Dollars in millions)
Balance at Aug. 31, 2011	$265
Payments	(53)
Accretion	6
Adjustments to liabilities recognized in fiscal year 2012	52
Balance at Aug. 31, 2012	$270
Payments	(35)
Accretion	5
Adjustments to liabilities recognized in fiscal year 2013	31
Balance at Aug. 31, 2013	$271
Payments	(69)
Accretion	7
Adjustments to liabilities recognized in fiscal year 2014	82
Total Environmental and Litigation Reserve as of Aug. 31, 2014	$291
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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Off-Balance Sheet Arrangement: In December 2013, Monsanto executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements Monsanto has transferred the Chesterfield, Missouri facilities to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million which enables the company to reduce the cost of constructing and operating the expansion by reducing certain state and local tax expenditures. Monsanto immediately leased the facility from the County of St. Louis and has an option to purchase the facility upon tendering the Industrial Revenue Bonds received to the County. The payments due to the company in relation to the Industrial Revenue Bonds and owed by the company in relation to the lease of the facilities qualify for the right of offset under ASC 210, Balance Sheet, on the Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded on the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facilities and the expansion are being treated as being owned by Monsanto.

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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, are presented in the table that follows:

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
Net Sales(1)
Corn seed and traits	$6,401	$6,596	$5,814
Soybean seed and traits	2,102	1,653	1,771
Cotton seed and traits	665	695	779
Vegetable seeds	867	821	851
All other crops seeds and traits	705	575	574
Total Seeds and Genomics	$10,740	$10,340	$9,789
Agricultural productivity	5,115	4,521	3,715
Total Agricultural Productivity	$5,115	$4,521	$3,715
Total	$15,855	$14,861	$13,504
Gross Profit
Corn seed and traits	$3,932	$3,929	$3,589
Soybean seed and traits	1,364	948	1,160
Cotton seed and traits	461	519	585
Vegetable seeds	401	337	419
All other crops seeds and traits	438	350	306
Total Seeds and Genomics	$6,596	$6,083	$6,059
Agricultural productivity	1,978	1,570	986
Total Agricultural Productivity	$1,978	$1,570	$986
Total	$8,574	$7,653	$7,045
EBIT(2)(3)
Seeds and genomics	$2,607	$2,412	$2,570
Agricultural productivity	1,345	1,048	477
Total	$3,952	$3,460	$3,047
Depreciation and Amortization Expense
Seeds and genomics	$568	$495	$510
Agricultural productivity	123	120	112
Total	$691	$615	$622
Equity Affiliate Loss (Income)(4)
Seeds and genomics	$8	$(15)	$(10)
Agricultural productivity	—	—	—
Total	$8	$(15)	$(10)
Total Assets(5)
Seeds and genomics	$17,598	$16,246	$15,944
Agricultural productivity	4,383	4,418	4,280
Total	$21,981	$20,664	$20,224
Property, Plant and Equipment Purchases
Seeds and genomics	$831	$619	$493
Agricultural productivity	174	122	153
Total	$1,005	$741	$646
Investment in Equity Affiliates
Seeds and genomics	$126	$91	$142
Agricultural productivity	—	—	—
Total	$126	$91	$142

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income of $22 million, $17 million and $10 million from discontinued operations for fiscal years 2014, 2013 and 2012, respectively.

(4)	Equity affiliate loss (income) is included in Other expense, net in the Statements of Consolidated Operations.

(5)	Includes assets recorded in continuing operations and discontinued operations.

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

 A reconciliation of EBIT to net income for each period follows:

	Year Ended Aug. 31,
(Dollars in millions)	2014	2013	2012
EBIT(1)	$3,952	$3,460	$3,047
Interest Expense — Net	146	80	114
Income Tax Provision(2)	1,066	898	888
Net Income Attributable to Monsanto Company	$2,740	$2,482	$2,045

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.
Net sales and long-lived assets are attributed to the geographic areas of the relevant Monsanto legal entities. For example, a sale from the United States to a customer in Brazil is reported as a U.S. export sale.

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	Year Ended Aug. 31,			As of Aug. 31,
(Dollars in millions)	2014	2013	2012	2014	2013
United States	$8,625	$8,044	$7,367	$8,174	$6,881
Europe-Africa	2,192	2,042	1,716	1,460	1,345
Brazil	1,778	1,547	1,588	871	696
Argentina	1,092	1,121	873	396	347
Asia-Pacific	837	806	837	315	270
Canada	636	615	541	124	100
Mexico	503	466	385	135	118
Other	192	220	197	381	376
Total	$15,855	$14,861	$13,504	$11,856	$10,133

MONSANTO COMPANY	2014 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 27. QUARTERLY DATA (UNAUDITED)
The following tables also include financial data for the fiscal year quarters in 2014 and 2013 which have been adjusted for discontinued operations.

(Dollars in millions, except per share amounts)
	1st	2nd	3rd	4th
2014	Quarter	Quarter	Quarter	Quarter	Total
Net Sales	$3,143	$5,832	$4,250	$2,630	$15,855
Gross Profit	1,563	3,447	2,331	1,233	8,574
Income (Loss) from Continuing Operations Attributable to Monsanto Company	359	1,666	858	(156)	2,727
Income on Discontinued Operations	9	4	—	—	13
Net Income (Loss)	373	1,672	880	(163)	2,762
Net Income (Loss) Attributable to Monsanto Company	$368	$1,670	$858	$(156)	$2,740
Basic Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$0.68	$3.18	$1.64	$(0.31)	$5.25
Income on discontinued operations	0.02	—	—	—	0.03
Net Income (Loss) Attributable to Monsanto Company	$0.70	$3.18	$1.64	$(0.31)	$5.28
Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$0.67	$3.15	$1.62	$(0.31)	$5.19
Income on discontinued operations	0.02	—	—	—	0.03
Net Income (Loss) Attributable to Monsanto Company	$0.69	$3.15	$1.62	$(0.31)	$5.22
2013
Net Sales	$2,939	$5,472	$4,248	$2,202	$14,861
Gross Profit	1,397	3,070	2,262	924	7,653
Income (Loss) from Continuing Operations Attributable to Monsanto Company	332	1,479	909	(249)	2,471
Income on Discontinued Operations	7	4	—	—	11
Net Income (Loss)	349	1,483	932	(239)	2,525
Net Income (Loss) Attributable to Monsanto Company	$339	$1,483	$909	$(249)	$2,482
Basic Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$0.62	$2.77	$1.70	$(0.47)	$4.63
Income on discontinued operations	0.01	0.01	—	—	0.02
Net Income (Loss) Attributable to Monsanto Company	$0.63	$2.78	$1.70	$(0.47)	$4.65
Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$0.62	$2.73	$1.68	$(0.47)	$4.58
Income on discontinued operations	0.01	0.01	—	—	0.02
Net Income (Loss) Attributable to Monsanto Company	$0.63	$2.74	$1.68	$(0.47)	$4.60

(1)
Because Monsanto reported a loss from continuing operations in the fourth quarter 2014 and 2013, generally accepted accounting principles require diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share may not total to the full-year amount.

MONSANTO COMPANY	2014 FORM 10-K

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
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Aug. 31, 2014.

MONSANTO COMPANY	2014 FORM 10-K

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
In conducting our evaluation of the effectiveness of our internal control over financial reporting as of Aug. 31, 2014, we have excluded the acquisition of The Climate Corporation as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The acquisition was completed in the first quarter of 2014 and in total constituted less than five percent of total assets as of Aug. 31, 2014, and less than one percent of total revenues for the fiscal year then ended. See Note 4 – Business Combinations and Collaborative Arrangements – for further discussion of this acquisition and its impact on Monsanto’s Consolidated Financial Statements.
Based on our evaluation under the COSO framework, management concluded that the company maintained effective internal control over financial reporting as of Aug. 31, 2014.
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
/s/ Hugh Grant
Hugh Grant
Chairman and Chief Executive Officer
/s/ Pierre Courduroux
Pierre Courduroux
Senior Vice President and Chief Financial Officer
Oct. 29, 2014

MONSANTO COMPANY	2014 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners of Monsanto Company:
We have audited the internal control over financial reporting of Monsanto Company and subsidiaries (the "Company") as of August 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of The Climate Corporation which was acquired in the first quarter of 2014, and whose financial statements constitute less than five percent of total assets as of August 31, 2014 and less than one percent of total revenues for the year ended August 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at The Climate Corporation. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of August 31, 2014 and the related statements of consolidated operations, comprehensive income, cash flows, and shareowners’ equity for the year ended August 31, 2014, of the Company and our report dated October 29, 2014 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
Oct. 29, 2014

MONSANTO COMPANY	2014 FORM 10-K

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On October 27, 2014, the People and Compensation Committee of Monsanto’s Board of Directors awarded 34,746 financial goal restricted stock units (“Financial Goal Units”) to Hugh Grant as part of his 2015 long-term incentive compensation. The award was made under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated as of January 24, 2012 (the “2005 LTIP”) pursuant to terms and conditions adopted by the Committee on October 27, 2014. The award represents the right to receive one share of Monsanto Company common stock for each Financial Goal Unit upon vesting. The number of Financial Goal Units subject to vesting will be determined by the People and Compensation Committee based on the Company’s attainment of specified performance goals relating to equally weighted diluted earnings per share, free cash flow and return on capital goals (as described in the terms and conditions) for the three-year performance period September 1, 2014 - August 31, 2017, and may be up to two times the number of Financial Goal Units initially awarded based on Company performance against the goals.  In order for any Financial Goal Units to vest, the 162(m) Performance Goal must be attained, which goal provides that the Company must have positive Net Income for the performance period.  Financial Goal Units will be forfeited if Mr. Grant’s employment with the Company is terminated prior to the end of the performance period for any reason other than Mr. Grant’s Retirement, death, Disability, or involuntary termination of service without cause due to job elimination or divestiture. Mr. Grant may also receive a cash payment upon vesting equal to the value of the cash dividends he would have been paid with respect to the number of shares earned had he owned the shares at all times during the performance period.  The award is subject to the Company’s Recoupment Policy. This summary of the terms and conditions of the Financial Goal Units is qualified in its entirety by reference to the full text of the terms and conditions of the Financial Goal Units, the form of which is filed as Exhibit 10.15.10 hereto and incorporated herein by reference.

MONSANTO COMPANY	2014 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information appearing in Monsanto Company’s definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A in December 2014 (Proxy Statement), is incorporated herein by reference:

•	Information appearing under the heading “Nominees and Current Board of Directors” including biographical information regarding nominees for election to, and members of, the Board of Directors;

•	Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”; and

•
Information appearing under the heading “Board Meetings, Committees and Memberships — Board Committees — Audit and Finance Committee,” regarding the membership and function of the Audit and Finance Committee, and the financial expertise of its members.

Monsanto has adopted a Code of Ethics for Chief Executive and Senior Financial Officers (Code), which applies to its Chief Executive Officer and the senior leadership of its finance department, including its Chief Financial Officer and Controller. This Code is available on our website at www.monsanto.com, under the tab “Who We Are — Corporate Governance.” Any amendments to, or waivers from, the provisions of the Code will be posted to that same location within four business days and will remain on the website for at least a 12-month period.

The following information with respect to the executive officers of the Company on Oct. 29, 2014, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name—Age	Present Position with Registrant	Year First Became an Executive Officer	Other Business Experience since Sept. 1, 2009*
Brett D. Begemann, 53	President and Chief Operating Officer	2003
Executive Vice President, Global Commercial — Monsanto Company, 10/07-10/09; Executive Vice President, Seeds and Traits — Monsanto Company, 10/09-1/11; Executive Vice President and Chief Commercial Officer — Monsanto Company, 1/11-8/12; President and Chief Commercial Officer — Monsanto Company, 8/12-10/13; present position, 10/13

Pierre Courduroux, 49	Senior Vice President and Chief Financial Officer	2011	Global Finance Lead, Vegetables Business — Monsanto Company, 10/07-12/09; Global Seeds and Traits Finance Lead — Monsanto Company, 12/09-1/11, present position, 1/11
Robert T. Fraley, 61	Executive Vice President and Chief Technology Officer	2000	Present position, 8/00
Michael J. Frank, 50	Vice President, Global Commercial	2013
President, Monsanto China - Monsanto Company, 2008-2009; Vice President Crop Protection & Operations - Monsanto Company, 2010; Vice President-Crop Protection & Global Product Strategy - Monsanto Company, 11/10-4/11; Vice President-Global Manufacturing Operations & Global Product Strategy - Monsanto Company, 5/11-12/12; Lead, EMEA, China, Asia-Pacific and India Row Crops and Global Vegetables - Monsanto Company, 1/13-7/13; Vice President, International Row Crops and Vegetables - Monsanto Company, 8/13-8/14; present position, 9/14

MONSANTO COMPANY	2014 FORM 10-K

David A. Friedberg, 34	Vice President, and Chief Executive Officer, Climate	2014	Chief Executive Officer, President and Director, The Climate Corporation, 2006-8/14; present position 9/14
Hugh Grant, 56	Chairman of the Board and Chief Executive Officer	2000	Chairman of the Board, President and Chief Executive Officer — Monsanto Company, 10/03-8/12; present position, 8/12
Tom D. Hartley, 55	Vice President and Treasurer	2008	Present position, 12/08
Janet M. Holloway, 60	Senior Vice President, Chief of Staff and Community Relations	2000	Present position, 10/07
Steven C. Mizell, 54	Executive Vice President, Human Resources	2004	Present position, 8/07
Kerry J. Preete, 54	Executive Vice President, Global Strategy	2008
Vice President, Commercial and President, Crop Protection - Monsanto Company, 8/09-10/09; Vice President, Crop Protection - Monsanto Company, 10/09-10/10; Senior Vice President, Global Strategy - Monsanto Company, 10/10-8/12; present position, 8/12

Nicole M. Ringenberg, 53	Vice President and Controller	2007	Vice President, Finance and Operations, Global Commercial — Monsanto Company, 10/07-10/09; Vice President, Finance, Seeds & Traits — Monsanto Company, 10/09-12/09; present position, 12/09
David F. Snively, 60	Executive Vice President, Secretary and General Counsel	2006	Senior Vice President, Secretary and General Counsel — Monsanto Company, 9/06-9/10; present position, 9/10
Michael K. Stern, 53	Vice President, and President and Chief Operating Officer, Climate	2013	Lead, U.S. Row Crops - Monsanto Company, 8/09-12/12; Lead, Americas Row Crops - Monsanto Company, 1/13-7/13; Vice President, Americas Row Crops - Monsanto Company, 8/13-8/14; present position, 9/14

*	Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia LLC.

ITEM 11. EXECUTIVE COMPENSATION
Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Compensation Committee Interlocks and Insider Participation”; “Board Role in Risk Oversight and Assessment”; “Compensation of Directors”; “Report of the People and Compensation Committee”; “Compensation Discussion and Analysis”; and “Executive Compensation Tables.”
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information appearing in the Proxy Statement under the headings "Equity Compensation Plan Table" and “Stock Ownership of Management and Certain Beneficial Owners” is incorporated herein by reference.

MONSANTO COMPANY	2014 FORM 10-K

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information appearing in the Proxy Statement under the headings “Related Person Transactions Policy” and “Director Independence” is incorporated herein by reference.

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

MONSANTO COMPANY	2014 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(Principal Accounting Officer)
Date: Oct. 29, 2014

MONSANTO COMPANY	2014 FORM 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY H. BOYCE	Director	Oct. 29, 2014
(Gregory H. Boyce)

/s/ DAVID L. CHICOINE	Director	Oct. 29, 2014
(David L. Chicoine)

/s/ JANICE L. FIELDS	Director	Oct. 29, 2014
(Janice L. Fields)

/s/ HUGH GRANT	Chairman of the Board and	Oct. 29, 2014
(Hugh Grant)	Chief Executive Officer, Director (Principal Executive Officer)

/s/ ARTHUR H. HARPER	Director	Oct. 29, 2014
(Arthur H. Harper)

/s/ LAURA K. IPSEN	Director	Oct. 29, 2014
(Laura K. Ipsen)

Director
(Gwendolyn S. King)

Director
(Marcos M. Lutz)

/s/ C. STEVEN MCMILLAN	Director	Oct. 29, 2014
(C. Steven McMillan)

/s/ JON R. MOELLER	Director	Oct. 29, 2014
(Jon R. Moeller)

/s/ WILLIAM U. PARFET	Director	Oct. 29, 2014
(William U. Parfet)

/s/ GEORGE H. POSTE	Director	Oct. 29, 2014
(George H. Poste)

/s/ ROBERT J. STEVENS	Director	Oct. 29, 2014
(Robert J. Stevens)

/s/ PIERRE COURDUROUX	Senior Vice President, Chief Financial	Oct. 29, 2014
(Pierre Courduroux)	Officer (Principal Financial Officer)

/s/ NICOLE M. RINGENBERG	Vice President and Controller	Oct. 29, 2014
(Nicole M. Ringenberg)	(Principal Accounting Officer)

MONSANTO COMPANY	2014 FORM 10-K

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description
2	1.
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

	3.
Indenture, dated as of July 1, 2014, between Monsanto Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, filed July 1, 2014, File No. 1-16167).

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

MONSANTO COMPANY	2014 FORM 10-K

11.	Letter Agreement between the company and Pharmacia, effective Aug. 13, 2002 (incorporated by reference to Exhibit 10.6 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).
12.
Credit Agreement, dated April 1, 2011, as amended and extended as of May 31, 2012 (composite conformed copy). The original Credit Agreement was filed as Exhibit 10.1 to the registrant’s Form 8-K, filed April 7, 2011 (incorporated by reference to Exhibit 10.5 of the Form 10-Q for the period ended May 31, 2012, File No. 1-16167).

12.1.	Commitment Increase Supplement to the Credit Agreement (dated April 1, 2011, as amended and extended as of May 31, 2012), effective September 30, 2014.
13.	The Monsanto Company Non-Employee Director Equity Incentive Compensation Plan, as amended and restated, effective September 1, 2014.†
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

MONSANTO COMPANY	2014 FORM 10-K

14.14.
Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167).†

14.15.
Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan and the Monsanto 2005 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).†

14.16.
Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan and the Monsanto 2005 Long-Term Incentive Plan, as approved on Aug. 3, 2011 (incorporated by reference to Exhibit 10.14.16 to Form 10-K, filed Nov. 14. 2011, File No. 1-16167).†

15.
Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of January 24, 2012) (incorporated by reference to Appendix D to the Monsanto Company Proxy Statement, filed Dec. 9, 2011, File No. 1-16167).†

15.1.
Form of Terms and Conditions of Option Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

15.2.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors by executed unanimous written consent on Oct. 11, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Oct. 17, 2007, File No. 1-16167).†

15.3.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 20, 2008 (incorporated by reference to Exhibit 20.5 of Form 10-K for the period ended Aug. 31, 2009, File No. 1-16167).†

15.4.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 26, 2009 (incorporated by reference to Exhibit 10.20.6 to Form 10-K, filed Oct. 27, 2009, File No. 16167).†

15.5.
Form of Terms and Conditions of Fiscal Year 2011 Restricted Stock Unit Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 26, 2010 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167).†

15.6.
Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan and the 2005 Long-Term Incentive Plan, as approved on Aug. 24, 2011 (incorporated by reference to Exhibit 10.15.9. to Form 10-K, filed Nov. 14, 2011, File No. 1-16167).†

15.7.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

15.8.
Form of Terms and Conditions of Financial Goal Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved Oct. 24, 2011 (incorporated by reference to Exhibit 10.15.10. to Form 10-K, filed Nov. 14, 2011, File No. 1-16167).†

15.9.
Form of Terms and Conditions of Financial Goal Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

15.10.
Form of Terms and Conditions of Financial Goal Restricted Stock Units for Chairman and CEO Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Oct. 27, 2014.†

15.11.
Form of Terms and Conditions of Retention and Performance Restricted Stock Unit Grant under the Monsanto Company 2005 Long-Term Incentive Plan [as Amended and Restated as of Jan. 24, 2012](incorporated by reference to Exhibit 10.1 of the Form 10-Q for the period ended Nov. 30, 2013, File No. 1-16167).†

MONSANTO COMPANY	2014 FORM 10-K

15.12.
Forms of Terms and Conditions of Restricted Share Grant to Non-Employee Director [Elective Retainer Amount] under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated as of January 24, 2012 (incorporated by reference to Exhibit 10.3 of the Form 10-Q for the period ended May 31, 2012, File No. 1-16167).†

15.13.
Forms of Terms and Conditions of Restricted Shares Grant to Non-Employee Director [Inaugural Grant] under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated as of January 24, 2012 (incorporated by reference to Exhibit 10.4 of the Form 10-Q for the period ended May 31, 2012, File No. 1-16167).†

15.14.
Form of Terms and Conditions of Restricted Share Grant to Non-Employee Director [International Elective Retainer Amount] under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of January 24, 2012), as approved by the Board of Directors by executed unanimous consent on May 27, 2014.†

15.15.
Form of Terms and Conditions of Restricted Shares Grant to Non-Employee Director [International Inaugural Grant] under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of January 24, 2012), as approved by the Board of Directors by executed unanimous consent on May 27, 2014.†

16.	Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 10.16 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†
16.1.
Amendment No. 1, effective Aug. 27, 2009, to the Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 10.16.1 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

16.2.
Amendment No. 2, effective Aug. 1, 2010, to the Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 10.16.2 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

17.
Monsanto Company ERISA Parity Savings and Investment Plan, as amended and restated as of December 31, 2008, and subsequently amended through June 11, 2012 (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-8, filed June 22, 2012, File No. 333-182292).†

17.1
Amendment No. 2 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012) (incorporated by reference to Exhibit 10 of the Form 10-Q for the period ended May, 31, 2014, File No. 1-16167).†

18.
Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

18.1.
Form of Terms and Conditions of Units Under the Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17.1 to Form 10-K, filed Oct. 27, 2010, File No. 1-16167).†

19.
Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Proxy Item No. 5: Approval of Performance Goals Under the Monsanto Company Code Section §162(m) Annual Incentive Plan for Covered Executives” on pages 81-82 of the Proxy Statement filed Dec. 10, 2010, File No. 1-16167).†

20.
Fiscal Year 2014 Annual Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 26, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed Aug. 30, 2013, File No. 1-16167).†

21.
Fiscal Year 2015 Annual Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 26, 2014 (incorporated by reference to Exhibit 10 to Form 8-K, filed Aug. 29, 2014, File No. 1-16167).†

22.1.
Form of Change of Control Employment Security Agreement for Messrs. Begemann, Grant and Preete, and Dr. Fraley, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 to Form 8-K, filed on Sept. 7, 2010, File No. 1-16167).†

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
24.
Amended and Restated Monsanto Company Recoupment Policy, as approved by the Board of Directors on Oct. 27, 2009 (incorporated by reference to Exhibit 10.27 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

MONSANTO COMPANY	2014 FORM 10-K

	25.	Monsanto Benefits Plan for Third Country Nationals (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167).†
	25.1.	Amendment to Monsanto Benefits Plan for Third Country Nationals, effective Aug. 5, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167).†
	26.	Consulting Agreement between Monsanto Company and Mr. Steiner dated Oct. 14, 2013 (incorporated by reference to Exhibit 10.26 to Form 10-K, filed Oct. 23, 2013, File No. 1-16167).†
11	Omitted — see Item 8 — Note 23 — Earnings per Share.
12	Statements Re Computation of Ratios.
13	Omitted
14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our website at www.monsanto.com.
16	Omitted
18	Omitted
21	Subsidiaries of the Registrant.
22	Omitted
23	Consent of Independent Registered Public Accounting Firm.
31	1.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

	2.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
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