Form 10-Q
period 2014-11-30
MONSANTO CO /NEW/
filed 2015-01-08
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Nov. 30, 2014
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 483,285,896 shares of Common Stock, $0.01 par value, outstanding as of January 5, 2015.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; recent increases in and expected higher levels of indebtedness; the company’s ability to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2014.
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

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2014, and Nov. 30, 2013, the Statements of Consolidated Comprehensive Income (Loss) for the three months ended Nov. 30, 2014, and Nov. 30, 2013, the Statements of Consolidated Financial Position as of Nov. 30, 2014, and Aug. 31, 2014, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2014, and Nov. 30, 2013, the Statements of Consolidated Shareowners’ Equity for the three months ended Nov. 30, 2014, and year ended Aug. 31, 2014, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended
	Nov. 30, 2014	Nov. 30, 2013
Net Sales	$2,870	$3,143
Cost of goods sold	1,459	1,580
Gross Profit	1,411	1,563
Operating Expenses:
Selling, general and administrative expenses	580	589
Research and development expenses	412	409
Total Operating Expenses	992	998
Income from Operations	419	565
Interest expense	115	53
Interest income	(38)	(24)
Other expense, net	15	20
Income from Continuing Operations Before Income Taxes	327	516
Income tax provision	100	152
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$227	$364
Discontinued Operations:
Income from operations of discontinued businesses	26	14
Income tax provision	10	5
Income from Discontinued Operations	16	9
Net Income	$243	$373
Less: Net income attributable to noncontrolling interest	—	5
Net Income Attributable to Monsanto Company	$243	$368
Amounts Attributable to Monsanto Company:
Income from continuing operations	$227	$359
Income from discontinued operations	16	9
Net Income Attributable to Monsanto Company	$243	$368
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.47	$0.68
Income from discontinued operations	0.03	0.02
Net Income Attributable to Monsanto Company	$0.50	$0.70
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.47	$0.67
Income from discontinued operations	0.03	0.02
Net Income Attributable to Monsanto Company	$0.50	$0.69
Weighted Average Shares Outstanding:
Basic	484.4	526.9
Diluted	489.4	532.6
Dividends Declared per Share	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited (Dollars in millions)	Three Months Ended
	Nov. 30, 2014	Nov. 30, 2013
Comprehensive (Loss) Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$243	$368
Other Comprehensive (Loss) Income, Net of Tax:
Foreign currency translation, net of tax of $(6), and $(8), respectively	(484)	127
Postretirement benefit plan activity, net of tax of $6, and $5, respectively	10	8
Unrealized net (losses) gains on investment holdings, net of tax of $(3), and $3, respectively	(5)	5
Unrealized net derivative gains (losses), net of tax of $(2), and $(25), respectively	5	(43)
Realized net derivative (gains) losses, net of tax of $0, and $3, respectively	(1)	5
Total Other Comprehensive (Loss) Income, Net of Tax	(475)	102
Comprehensive (Loss) Income Attributable to Monsanto Company	$(232)	$470
Comprehensive (Loss) Income Attributable to Noncontrolling Interests
Net Income Attributable to Noncontrolling Interests	—	5
Other Comprehensive (Loss) Income
Foreign currency translation	(1)	5
Total Other Comprehensive (Loss) Income	(1)	5
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	$(1)	$10
Total Comprehensive (Loss) Income	$(233)	$480
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions, except share amounts)	As of
	Nov. 30, 2014	Aug. 31, 2014
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2015: $24 and 2014: $118)	$3,136	$2,367
Short-term investments	40	40
Trade receivables, net (variable interest entity restricted - 2015: $117 and 2014: $39)	2,247	2,014
Miscellaneous receivables	870	817
Deferred tax assets	605	635
Inventory, net	4,300	3,597
Other current assets	200	205
Total Current Assets	11,398	9,675
Total property, plant and equipment	10,286	10,357
Less accumulated depreciation	5,301	5,275
Property, Plant and Equipment, Net (variable interest entity restricted - 2015: $2 and 2014: $2)	4,985	5,082
Goodwill	4,254	4,319
Other Intangible Assets, Net	1,506	1,554
Noncurrent Deferred Tax Assets	400	450
Long-Term Receivables, Net	19	92
Other Assets	812	809
Total Assets	$23,374	$21,981
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2015: $122 and 2014: $136)	$636	$233
Accounts payable (variable interest entity restricted - 2015: $27 and 2014: $25)	905	1,111
Income taxes payable	62	99
Accrued compensation and benefits (variable interest entity restricted - 2015: $1 and 2014: $1)	249	500
Accrued marketing programs	952	1,394
Deferred revenues	2,529	438
Grower production accruals	514	54
Dividends payable	1	239
Customer payable	28	82
Miscellaneous short-term accruals (variable interest entity restricted - 2015: $5 and 2014: $0)	1,123	962
Total Current Liabilities	6,999	5,112
Long-Term Debt	7,529	7,528
Postretirement Liabilities	339	345
Long-Term Deferred Revenue	45	47
Noncurrent Deferred Tax Liabilities	514	509
Long-Term Portion of Environmental and Litigation Liabilities	179	184
Other Liabilities	337	342
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 607,363,499 and 606,457,369 shares, respectively
Outstanding 483,609,174 and 485,261,017 shares, respectively	6	6
Treasury stock 123,754,325 and 121,196,352 shares, respectively, at cost	(10,323)	(10,032)
Additional contributed capital	10,061	10,003
Retained earnings	9,255	9,012
Accumulated other comprehensive loss	(1,589)	(1,114)
Total Monsanto Company Shareowners’ Equity	7,410	7,875
Noncontrolling Interest	22	39
Total Shareowners’ Equity	7,432	7,914
Total Liabilities and Shareowners’ Equity	$23,374	$21,981
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Three Months Ended
	Nov. 30, 2014	Nov. 30, 2013
Operating Activities:
Net Income	$243	$373
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	182	162
Bad-debt expense	13	11
Stock-based compensation expense	31	27
Excess tax benefits from stock-based compensation	(16)	(15)
Deferred income taxes	42	(6)
Equity affiliate expense, net	3	3
Net gain on sales of a business or other assets	(1)	(1)
Other items	6	20
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(249)	(478)
Inventory, net	(827)	(898)
Deferred revenues	2,114	2,319
Accounts payable and other accrued liabilities	(111)	332
Pension contributions	(6)	(23)
Other items	(75)	(128)
Net Cash Provided by Operating Activities	1,349	1,698
Cash Flows (Required) Provided by Investing Activities:
Purchases of short-term investments	—	(105)
Maturities of short-term investments	—	110
Capital expenditures	(347)	(303)
Acquisition of businesses, net of cash acquired	—	(917)
Purchases of long-term debt and equity securities	(30)	(12)
Technology and other investments	(5)	(21)
Other proceeds	2	7
Net Cash Required by Investing Activities	(380)	(1,241)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	410	117
Short-term debt proceeds	14	2
Long-term debt proceeds	3	999
Long-term debt reductions	(3)	(1)
Payments on other financing	—	(39)
Debt issuance costs	—	(8)
Treasury stock purchases	(296)	(561)
Stock option exercises	27	64
Excess tax benefits from stock-based compensation	16	15
Tax withholding on restricted stock and restricted stock units	(24)	(2)
Dividend payments	(238)	(228)
Dividend payments to noncontrolling interests	(16)	(12)
Net Cash (Required) Provided by Financing Activities	(107)	346
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(93)	25
Net Increase in Cash and Cash Equivalents	769	828
Cash and Cash Equivalents at Beginning of Period	2,367	3,668
Cash and Cash Equivalents at End of Period	$3,136	$4,496
See Note 1 — Background and Basis of Presentation and Note 19 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2013	$6	$(4,140)	$10,783	$7,188	$(1,278)	$169	$12,728
Net income	—	—	—	2,740	—	22	2,762
Other comprehensive income	—	—	—	—	164	10	174
Treasury stock purchases	—	(5,892)	(1,204)	—	—	—	(7,096)
Restricted stock withholding	—	—	(16)	—	—	—	(16)
Issuance of shares under employee stock plans	—	—	248	—	—	—	248
Net excess tax benefits from stock-based compensation	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	120	—	—	—	120
Cash dividends of $1.78 per common share	—	—	—	(916)	—	—	(916)
Recognition of redeemable shares of VIE	—	—	—	—	—	(134)	(134)
Payments to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance as of Aug. 31, 2014	$6	$(10,032)	$10,003	$9,012	$(1,114)	$39	$7,914
Net income	—	—	—	243	—	—	243
Other comprehensive loss	—	—	—	—	(475)	(1)	(476)
Treasury stock purchases	—	(291)	—	—	—	—	(291)
Restricted stock withholding	—	—	(17)	—	—	—	(17)
Issuance of shares under employee stock plans	—	—	29	—	—	—	29
Net excess tax benefits from stock-based compensation	—	—	15	—	—	—	15
Stock-based compensation expense	—	—	31	—	—	—	31
Payments to noncontrolling interest	—	—	—	—	—	(16)	(16)
Balance as of Nov. 30, 2014	$6	$(10,323)	$10,061	$9,255	$(1,589)	$22	$7,432

(1)	See Note 17 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive income (loss).
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014. Financial information for the first three months of fiscal year 2015 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In June 2014, the FASB issued accounting guidance, "Compensation - Stock Compensation" which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The new guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. This standard is effective for fiscal years and interim periods within those years beginning after Dec. 15, 2015. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2017, with early adoption permitted. The guidance may be adopted either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The company is currently evaluating the impact this guidance will have on the consolidated financial statements.
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

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

sale) that have not been reported in the financial statements previously. The company is currently evaluating the impact that this guidance will have on the consolidated financial statements.
In July 2013, the FASB issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses, or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Currently, U.S. Generally Accepted Accounting Principles ("U.S. GAAP") does not provide explicit guidance on the topic. This new presentation guidance will become effective prospectively for fiscal years, and interim periods within those years, beginning after Dec. 15, 2013. Accordingly, Monsanto adopted this standard in the first quarter of fiscal year 2015.

NOTE 3.	BUSINESS COMBINATIONS AND COLLABORATIVE ARRANGEMENTS
Business Combinations
2014 Acquisition: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California-based company. The Climate Corporation is a leading data analytics company with core capabilities around hyperlocal weather monitoring, weather simulation and agronomic modeling which has allowed them to develop risk management tools and agronomic decision support tools for growers. The acquisition will combine The Climate Corporation's expertise in agriculture risk-management with Monsanto’s research and development ("R&D") capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The acquisition of the company qualifies as a business under the Business Combinations topic of the Accounting Standards Codification ("ASC"). The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is not deductible for tax purposes.
For the 2014 acquisition described above, the business operations and employees of the acquired entity were included in the Seeds and Genomics reportable segment results upon acquisition. There have been no significant changes to the purchase price allocation. Pro forma information related to the 2014 acquisition is not presented because the impact of the acquisition on Monsanto's consolidated results of operations is not significant.
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
Monsanto has entered into various multiyear research, development, manufacturing and commercialization collaborations related to various activities including plant biotechnology and microbial solutions. Under these collaborations, Monsanto and the third parties participate in the R&D and/or manufacturing activities and Monsanto has the primary responsibility for the commercialization of the collaboration products. The collaborations are accounted for in accordance with the Collaborative Arrangements topic of the ASC.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 4.	CUSTOMER-FINANCING PROGRAMS
Monsanto participates in customer-financing programs as follows:

	As of
(Dollars in millions)	Nov. 30, 2014	Aug. 31, 2014
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$214	$436
Maximum future payout under recourse provisions	89	21
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$48	$67
Maximum future payout under recourse provisions	14	34
Agreements with Lenders(3)
Outstanding balance	$81	$71
Maximum future payout under the guarantee	67	51
The gross amounts of receivables sold under transactions that qualify for sales treatment were:

	Gross Amounts of Receivables Sold
	Three Months Ended
(Dollars in millions)	Nov. 30, 2014	Nov. 30, 2013
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$4	$23
European and Latin American agreements to sell trade receivables(2)	23	7

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allowed Monsanto to transfer up to 1 billion Brazilian reais (approximately $390 million) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the Company's investment. Credit losses above Monsanto's investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities.
There were no significant recourse or non-recourse liabilities for all programs as of Nov. 30, 2014, and Aug. 31, 2014. There were no significant delinquent loans for all programs as of Nov. 30, 2014, and Aug. 31, 2014.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 5.	VARIABLE INTEREST ENTITIES
Monsanto has a financing program in Brazil that is recorded as a consolidated variable interest entity ("VIE"). For the most part, the VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. A 91 percent senior interest in the entity is held by third parties, primarily investment funds, as of Nov. 30, 2014, and Aug. 31, 2014, and Monsanto holds the remaining nine percent interest. The senior interests held by third parties are mandatorily redeemable shares and are included in short-term debt in the Statements of Consolidated Financial Position.
Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least nine percent and could be required to provide additional contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. Creditors have no recourse against Monsanto in the event of default by the VIE. The company’s financial or other support provided to the VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the VIE, the VIE was established to service transactions involving the company and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIE. As a result, the company is the primary beneficiary of the VIE and the VIE has been consolidated in Monsanto’s consolidated financial statements. The assets of the VIE may only be used to settle the obligations of the respective entity. Third-party investors in the VIE do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. Monsanto's maximum exposure to loss was $12 million and $13 million as of Nov. 30, 2014, and Aug. 31, 2014, respectively. See Note 4 — Customer-Financing Programs — for additional information regarding the revolving financing arrangement.
Monsanto has entered into several agreements with third parties to establish entities to focus on research and development related to various activities including agricultural fungicides and biologicals for agricultural applications. All such entities are recorded as consolidated VIEs of Monsanto. Under each of the arrangements, Monsanto holds call options to acquire the majority of the equity interests in each VIE from the third-party owners. Monsanto will fund the operations of the VIEs in return for either additional equity interests or to retain the call options. The funding, which may total up to $108 million, will be provided in separate research phases if research milestones are met over the next several years. The VIEs were established to perform agricultural-based research and development activities for the benefit of Monsanto, and Monsanto provides all funding of the VIEs' activities. Further, Monsanto has the power to direct the activities most significant to the VIEs. As a result, Monsanto is the primary beneficiary of the VIEs and the VIEs have been consolidated in Monsanto's consolidated financial statements. Monsanto's maximum exposure to loss was $53 million and $43 million as of Nov. 30, 2014, and Aug. 31, 2014, respectively, which includes the Company's current investment in the VIEs, the funding required to be provided to the VIEs during the research phases and/or the initial consideration paid related to the call options. The third-party owners of the VIEs do not have recourse to the general assets of Monsanto beyond Monsanto's maximum exposure to loss at any given time relating to the VIEs.

NOTE 6.	RECEIVABLES
Trade receivables in the Statements of Consolidated Financial Position are net of allowances of $78 million and $72 million as of Nov. 30, 2014, and Aug. 31, 2014, respectively.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $135 million and $136 million with a corresponding allowance for credit losses on these receivables of $123 million and $125 million as of Nov. 30, 2014, and Aug. 31, 2014, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net in the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long term based on estimated timing of collection.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2013	$104
Incremental Provision	11
Recoveries	(4)
Write-offs	(15)
Other(1)	29
Balance as of Aug. 31, 2014	$125
Incremental Provision	1
Recoveries	(2)
Write-offs	(3)
Other(1)	2
Balance as of Nov. 30, 2014	$123
(1)Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	Nov. 30, 2014	Aug. 31, 2014
Finished Goods	$2,100	$1,591
Goods In Process	1,882	1,721
Raw Materials and Supplies	481	445
Inventory at FIFO Cost	4,463	3,757
Excess of FIFO over LIFO Cost	(163)	(160)
Total	$4,300	$3,597

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first three months of fiscal year 2015, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2014	$4,262	$57	$4,319
Effect of foreign currency translation adjustments	(72)	7	(65)
Balance as of Nov. 30, 2014	$4,190	$64	$4,254
There were no events or circumstances indicating that goodwill might be impaired as of Nov. 30, 2014. The fiscal year 2015 annual goodwill impairment test will be performed as of Mar. 1, 2015.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Nov. 30, 2014			As of Aug. 31, 2014
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,103	$(749)	$354	$1,116	$(751)	$365
Acquired Intellectual Property	1,159	(522)	637	1,160	(507)	653
Trademarks	362	(145)	217	366	(142)	224
Customer Relationships	331	(206)	125	338	(204)	134
Other	181	(109)	72	181	(106)	75
Total Other Intangible Assets, Finite Lives	$3,136	$(1,731)	$1,405	$3,161	$(1,710)	$1,451
In Process Research & Development, Indefinite Lives	101	—	101	103	—	103
Total Other Intangible Assets	$3,237	$(1,731)	$1,506	$3,264	$(1,710)	$1,554
Total amortization expense of total other intangible assets was $37 million and $27 million for the three months ended Nov. 30, 2014, and Nov. 30, 2013, respectively.
The estimated intangible asset amortization expense for fiscal year 2015 through fiscal year 2019 is as follows:

(Dollars in millions)	Amount
2015	$158
2016	181
2017	173
2018	143
2019	132

NOTE 9.	INVESTMENTS
As of both Nov. 30, 2014, and Aug. 31, 2014, Monsanto had short-term investments outstanding of $40 million. The investments consist of commercial paper with original maturities of one year or less. See Note 12 — Fair Value Measurements.
Monsanto has investments in long-term equity and debt securities, which are considered available for sale. As of Nov. 30, 2014, and Aug. 31, 2014, these long-term equity and debt securities are recorded in other assets in the Statements of Consolidated Financial Position at a fair value of $44 million and $22 million, respectively. See Note 17 — Accumulated Other Comprehensive Loss.
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of Nov. 30, 2014, and Aug. 31, 2014, these investments were recorded at $93 million and $91 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators.
No significant impairments were recorded on any investments for each of the three-month periods ended Nov. 30, 2014, and Nov. 30, 2013.

NOTE 10.	DEFERRED REVENUE
As of Nov. 30, 2014, and Aug. 31, 2014, short-term deferred revenue was $2,529 million and $438 million, respectively. This balance primarily consists of cash received related to Monsanto's prepayment programs in the United States and Brazil. These programs allow Monsanto's customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balance is consistent with the seasonality of Monsanto's business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed purchases. The deferred revenue balance related to these prepayment programs is considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 11.	DEBT AND OTHER CREDIT ARRANGEMENTS
In June 2014, Monsanto filed a new shelf registration with the SEC (2014 shelf registration) that allows the company to issue an unlimited capacity of debt, equity and hybrid offerings. The 2014 shelf registration expires in June 2017.
In July 2014, Monsanto issued $500 million of 1.15% Senior Notes due in 2017, $500 million of 2.125% Senior Notes due in 2019, $500 million of 2.75% Senior Notes due in 2021, $750 million of 3.375% Senior Notes due in 2024, $500 million of 4.20% Senior Notes due in 2034, $1 billion of 4.40% Senior Notes due in 2044 and $750 million of 4.70% Senior Notes due in 2064. All notes were issued under the 2014 shelf registration. The net proceeds from the July 2014 issuance were used to purchase treasury shares pursuant to the accelerated share repurchase agreements disclosed in Note 16 — Capital Stock.
In November 2013, Monsanto issued $400 million of Floating Rate Senior Notes which are due in 2016, $300 million of 1.85% Senior Notes due 2018 and $300 million of 4.65% Senior Notes due in 2043. All notes were issued under the 2011 shelf registration. The net proceeds from the sale of the November 2013 issuances were used for the acquisition of The Climate Corporation and general corporate purposes.
Monsanto has a credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Apr. 1, 2016. During the first quarter of fiscal year 2015, Monsanto requested an increase in the overall borrowing limit pursuant to a provision in the credit agreement that allowed Monsanto to do so, and effective Sept. 30, 2014, the limit was increased from $2 billion to $2.5 billion. As of Nov. 30, 2014, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.
Monsanto's short-term debt instruments include commercial paper, the current portion of long-term debt, mandatorily redeemable shares of a VIE, and notes payable to banks. As of Nov. 30, 2014, Monsanto had commercial paper borrowings outstanding of $395 million which is included in short-term debt on the Statements of Consolidated Financial Position. As of Aug. 31, 2014, there were no commercial paper borrowings outstanding.
The fair value of total short-term debt was $636 million and $233 million as of Nov. 30, 2014, and Aug. 31, 2014, respectively. The fair value of the total long-term debt was $7,879 million and $7,928 million as of Nov. 30, 2014, and Aug. 31, 2014, respectively. See Note 12 — Fair Value Measurements — for additional information.

NOTE 12.	FAIR VALUE MEASUREMENTS
Monsanto determines the fair market value of its financial assets and liabilities based on quoted market prices, estimates from brokers, and other appropriate valuation techniques. The company uses the fair value hierarchy established in the Fair Value Measurements and Disclosures topic of the ASC, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy contains three levels as follows, with Level 3 representing the lowest level of input.
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
The following tables set forth by level Monsanto’s assets and liabilities disclosed at fair value on a recurring basis as of Nov. 30, 2014, and Aug. 31, 2014. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Nov. 30, 2014, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$2,638	$—	$—	$2,638
Short-term investments	40	—	—	40
Available-for-sale securities	16	28	—	44
Derivative assets related to:
Foreign currency contracts	—	33	—	33
Commodity contracts	6	9	—	15
Total Assets at Fair Value	$2,700	$70	$—	$2,770
Liabilities at Fair Value:
Short-term debt instruments	$—	$514	$122	$636
Long-term debt instruments(1)	—	7,879	—	7,879
Derivative liabilities related to:
Foreign currency contracts	—	11	—	11
Commodity contracts	54	29	—	83
Interest rate contracts	—	14	—	14
Total Liabilities at Fair Value	$54	$8,447	$122	$8,623

(1)
Long-term debt instruments are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

	Fair Value Measurements at Aug. 31, 2014, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$1,664	$—	$—	$1,664
Short-term investments	40	—	—	40
Equity securities	22	—	—	22
Derivative assets related to:
Foreign currency	—	11	—	11
Commodity contracts	20	16	—	36
Total Assets at Fair Value	$1,746	$27	$—	$1,773
Liabilities at Fair Value:
Short-term debt instruments	$—	$97	$136	$233
Long-term debt instruments(1)	—	7,928	—	7,928
Derivative liabilities related to:
Foreign currency	—	19	—	19
Commodity contracts	76	15	—	91
Total Liabilities at Fair Value	$76	$8,059	$136	$8,271

(1)
Long-term debt instruments are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

The company’s derivative contracts are measured at fair value, including forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and over-the-counter (OTC) instruments related primarily to agricultural commodities, energy and raw materials, interest rates, and foreign currencies. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified as Level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

listed or OTC markets. Interest rate contracts consist of interest rate swaps measured using broker or dealer quoted prices. When observable inputs are available for substantially the full term of the contract, it is classified as Level 2. Based on historical experience with the company’s suppliers and customers, the company’s own credit risk and knowledge of current market conditions, the company does not view nonperformance risk to be a significant input to the fair value for the majority of its forward commodity purchase and sale contracts. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the Statements of Consolidated Financial Position as a component of accumulated other comprehensive loss until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur. Changes in the fair value of derivatives are recognized in the Statements of Consolidated Operations as a component of net sales, cost of goods sold and other expense, net.
The company’s short-term investments consist of commercial paper. The company’s available-for-sale securities consist of equity securities of publicly traded equity investments and debt security investments in Argentine sovereign bonds. Commercial paper and publicly traded equity investments are valued using quoted market prices and are classified as Level 1. The company's debt securities are classified as Level 2 and valued using broker or dealer quoted prices with a maturity greater than one year.
Short-term debt instruments consist of commercial paper, current portion of long-term debt, mandatorily redeemable shares, and notes payable to banks. Commercial paper, current portion of long-term debt and notes payables to banks are recorded at amortized cost in the Statements of Consolidated Financial Position, which approximates fair value. Mandatorily redeemable shares are recorded in the Statements of Consolidated Financial Position at fair value, which represents the amount of cash the consolidated variable interest entity would pay if settlement occurred as of the respective reporting date. Fair value of the mandatorily redeemable shares of the variable interest entity is calculated using observable and unobservable inputs from an interest rate market in Brazil and stated contractual terms (a Level 3 measurement). See Note 11 — Debt and Other Credit Arrangements — for additional disclosures. Accretion expense is included in the Statements of Consolidated Operations as interest expense.
Long-term debt fair value was determined based on current market yields for Monsanto's debt traded in the secondary market.
For the three months ended Nov. 30, 2014, and Nov. 30, 2013, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Nov. 30, 2014, and Aug. 31, 2014. The following table summarizes the change in fair value of the Level 3 liability for the three months ended Nov. 30, 2014.

(Dollars in millions)
Balance Aug. 31, 2014(1)	$136
Accretion expense	4
Effect of foreign currency translation adjustments	(18)
Balance Nov. 30, 2014(1)	$122

(1)	Includes 300,000 mandatorily redeemable shares outstanding with a par value of $391 and $447 as of Nov. 30, 2014, and Aug. 31, 2014, respectively.
There were no significant measurements of assets or liabilities to their implied fair value on a nonrecurring basis during the three months ended Nov. 30, 2014, and Nov. 30, 2013.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Nov. 30, 2014, and Aug. 31, 2014.
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

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 13.	FINANCIAL INSTRUMENTS
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 15 months for foreign currency hedges and 37 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $68 million is expected to be reclassified from accumulated other comprehensive loss into earnings. During the three months ended Nov. 30, 2014, and Nov. 30, 2013, no cash flow hedges were discontinued.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three months ended Nov. 30, 2014, and Nov. 30, 2013.
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
Financial instruments are neither held nor issued by the company for trading purposes.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The notional amounts of the company’s derivative instruments outstanding as of Nov. 30, 2014, and Aug. 31, 2014, were as follows:

	As of
(Dollars in millions)	Nov. 30, 2014	Aug. 31, 2014
Derivatives Designated as Hedges:
Foreign exchange contracts	$428	$585
Commodity contracts	860	626
Interest rate contracts	750	—
Total Derivatives Designated as Hedges	$2,038	$1,211
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$2,114	$2,054
Commodity contracts	185	272
Interest rate contracts	139	160
Total Derivatives Not Designated as Hedges	$2,438	$2,486

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of Nov. 30, 2014
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$2	$(2)	$—	$—	$—
Total trade receivables, net	2	(2)	—	—	—	$2,247	$2,247
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	18	—	18	—	18
Derivatives not designated as hedges:
Foreign exchange contracts	13	—	13	—	13
Commodity contracts	7	—	7	—	7
Total miscellaneous receivables	38	—	38	—	38	832	870
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	2	(37)	(35)	35	—
Derivatives not designated as hedges:
Commodity contracts(1)	—	(1)	(1)	1	—
Total other current assets	2	(38)	(36)	36	—	200	200
Other assets
Derivatives designated as hedges:
Foreign exchange contracts	2	—	2	—	2
Commodity contracts(1)	4	(16)	(12)	12	—
Total other assets	6	(16)	(10)	12	2	810	812
Total Asset Derivatives	$48	$(56)	$(8)	$48	$40
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$2	$(2)	$—	$—	$—
Total trade receivables, net	2	(2)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	37	(37)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total other current assets	38	(38)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	16	(16)	—	—	—
Total other assets	16	(16)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	1	—	1	—	1
Commodity contracts	15	—	15	—	15
Interest rate contracts	14	—	14	—	14
Derivatives not designated as hedges:
Foreign exchange contracts	10	—	10	—	10
Commodity contracts	2	—	2	—	2
Total miscellaneous short-term accruals	42	—	42	—	42	$1,081	$1,123
Other liabilities
Derivatives designated as hedges:
Commodity contracts	10	—	10	—	10
Total other liabilities	10	—	10	—	10	327	337
Total Liability Derivatives	$108	$(56)	$52	$—	$52

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

	As of Aug. 31, 2014
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$—	$(10)	$(10)	$10	$—
Total trade receivables, net	—	(10)	(10)	10	—	$2,014	$2,014
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	5	—	5	—	5
Derivatives not designated as hedges:
Foreign exchange contracts	4	—	4	—	4
Commodity contracts	13	—	13	—	13
Total miscellaneous receivables	22	—	22	—	22	795	817
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(57)	(53)	53	—
Derivatives not designated as hedges:
Commodity contracts(1)	19	(1)	18	—	18
Total other current assets	23	(58)	(35)	53	18	187	205
Other assets
Derivatives designated as hedges
Foreign exchange contracts	2	—	2	—	2
Commodity contracts(1)	—	(19)	(19)	19	—
Total other assets	2	(19)	(17)	19	2	807	809
Total Asset Derivatives	$47	$(87)	$(40)	$82	$42
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$10	$(10)	$—	$—	$—
Total trade receivables, net	10	(10)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	57	(57)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total other current assets	58	(58)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	19	(19)	—	—	—
Total other assets	19	(19)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	6	—	6	—	6
Commodity contracts	3	—	3	—	3
Derivatives not designated as hedges:
Foreign exchange contracts	13	—	13	—	13
Total miscellaneous short-term accruals	22	—	22	—	22	$940	$962
Other liabilities
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other liabilities	1	—	1	—	1	341	342
Total Liability Derivatives	$110	$(87)	$23	$—	$23

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)
	Three Months Ended		Three Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	Nov. 30, 2014	Nov. 30, 2013	Nov. 30, 2014	Nov. 30, 2013
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(3)			$(2)	$(2)	Cost of goods sold
Commodity contracts(4)			(4)	—	Other expense, net
Cash flow hedges:
Foreign currency contracts	$19	$(2)	7	(2)	Net sales
Foreign currency contracts	9	(3)	—	—	Cost of goods sold
Commodity contracts(5)	(11)	(61)	(3)	(3)	Cost of goods sold
Interest rate contracts(6)	(14)	(2)	(3)	(3)	Interest expense
Total Derivatives Designated as Hedges	3	(68)	(5)	(10)
Derivatives Not Designated as Hedges:
Foreign currency contracts(7)			(60)	22	Other expense, net
Commodity contracts			2	2	Net sales
Commodity contracts			3	5	Cost of goods sold
Total Derivatives Not Designated as Hedges			(55)	29
Total Derivatives	$3	$(68)	$(60)	$19

(1)	Accumulated other comprehensive income (AOCI) (loss).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Loss on fair value hedges includes a loss of less than $1 million and $1 million from ineffectiveness during the three months ended Nov. 30, 2014, and Nov. 30, 2013, respectively.

(4)	Loss on fair value hedges includes a loss of $4 million from ineffectiveness during the three months ended Nov. 30, 2014.

(5)
Loss on commodity cash flow hedges includes a loss of less than $1 million and $1 million from ineffectiveness for the three months ended Nov. 30, 2014, and Nov. 30, 2013, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Nov. 30, 2014, and Nov. 30, 2013.

(6)	Loss on interest rate cash flow hedges includes a loss of less than $1 million from ineffectiveness for the three months ended Nov. 30, 2013.

(7)
Loss and gain on foreign currency contracts not designated as hedges is offset by foreign currency transaction gain of $51 million and loss of $41 million during the three months ended Nov. 30, 2014, and Nov. 30, 2013, respectively.

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

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $34 million and $11 million as of Nov. 30, 2014, and Aug. 31, 2014, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.
Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Nov. 30, 2014, and Aug. 31, 2014, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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
Monsanto regularly evaluates its business practices to minimize its credit risk and periodically engages multiple banks in the United States, Argentina, Brazil and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 4 — Customer-Financing Programs.

NOTE 14.	POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER
Most of Monsanto’s U.S. employees hired prior to July 8, 2012 are covered by noncontributory pension plans sponsored by the company. Effective July 8, 2012, the U.S. pension plan was closed to new entrants; there were no changes to the U.S. pension plan for eligible employees hired prior to that date. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits and health care and other postretirement benefits include the following components:

	Three Months Ended Nov. 30, 2014			Three Months Ended Nov. 30, 2013
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$16	$3	$19	$15	$3	$18
Interest Cost on Benefit Obligation	22	2	24	23	2	25
Assumed Return on Plan Assets	(38)	(3)	(41)	(35)	(2)	(37)
Amortization of Unrecognized Net Loss	13	2	15	16	1	17
Curtailment and Settlement Charge	—	1	1	—	1	1
Total Net Periodic Benefit Cost	$13	$5	$18	$19	$5	$24
Monsanto did not make any cash contributions to its U.S. qualified plan in the three months ended Nov. 30, 2014. In the three months ended Nov. 30, 2013, Monsanto contributed $15 million to its U.S. qualified plan. Monsanto contributed $5 million to plans outside the United States for the three month periods ended Nov. 30, 2014, and Nov. 30, 2013.

Health Care and Other Postretirement Benefits	Three Months Ended
(Dollars in millions)	Nov. 30, 2014	Nov. 30, 2013
Service Cost for Benefits Earned During the Period	$2	$3
Interest Cost on Benefit Obligation	2	3
Amortization of Unrecognized Net Gain	(1)	(4)
Total Net Periodic Benefit Cost	$3	$2

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 15.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months ended Nov. 30, 2014, and Nov. 30, 2013. Stock-based compensation cost capitalized in inventory was $3 million as of both Nov. 30, 2014, and Aug. 31, 2014.

	Three Months Ended
(Dollars in millions)	Nov. 30, 2014	Nov. 30, 2013
Cost of Goods Sold	$2	$2
Selling, General and Administrative Expenses	25	20
Research and Development Expenses	8	5
Pre-Tax Stock-Based Compensation Expense	35	27
Income Tax Benefit	(10)	(9)
Net Stock-Based Compensation Expense	$25	$18
The following table summarizes stock-based compensation activity for and as of the three months ended Nov. 30, 2014. Monsanto Stock Plans include employees under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012, and employees under The Climate Corporation 2006 Stock Plan, as amended on Oct. 30, 2013. The Director Plan includes members of the Board of Directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan.

	Monsanto Stock Plans		Director Plan
	Stock Options	Restricted Stock Units	Deferred Stock	Restricted Stock
Granted	1,697,370	517,759	17,518	3,307
Weighted-average grant date fair value per share	$24.36	$108.79	$115.65	$115.65
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable (in millions)	$86.4	$136.3	$1.5	$0.6
Remaining weighted-average period of expense recognition/requisite service periods (in years)	2.4	2.5	0.8	1.4
NOTE 16. CAPITAL STOCK
On July 1, 2014, Monsanto entered into uncollared accelerated share repurchase (“ASR”) agreements with each of JPMorgan Chase Bank, N.A. (“JPMorgan”) and Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR agreements, the company agreed to purchase approximately $6.0 billion of Monsanto common stock, in total. On July 7, 2014, JPMorgan and Goldman Sachs delivered to Monsanto approximately38.6 million shares in total based on then-current market prices, and Monsanto paid a total of $6.0 billion. The payments to JPMorgan and Goldman Sachs were recorded as a reduction to shareowners' equity, consisting of a $4.8 billion increase in treasury stock, which reflects the value of the38.6 million shares received upon initial settlement, and a$1.2 billion decrease in additional contributed capital, which reflects the value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the ASR agreements. The final number of shares of Monsanto common stock that the company may receive, or may be required to remit, upon settlement under the ASR agreements will be based upon the average daily volume weighted-average price of Monsanto common stock during the term of the ASR agreements, less a negotiated discount. Final settlement of each ASR agreement is expected to occur by the end of the third quarter of 2015 and may occur earlier at the option of JPMorgan and Goldman Sachs. The terms of the ASR agreements are subject to adjustment if Monsanto were to enter into or announce certain types of transactions that may affect the company's stock. If Monsanto is obligated to make an adjustment payment to either or both of JPMorgan or Goldman Sachs under the ASR agreements, the company may elect to satisfy such obligation in cash or in shares of Monsanto common stock. The ASR agreements were entered into pursuant to share repurchase programs announced in June 2013 and in June 2014 and were funded by the July 2014 debt issuance disclosed in Note 11 — Debt and Other Credit Arrangements.
In June 2014, the company announced a two -year repurchase program of up to $10 billion of the company's common stock. As of Nov. 30, 2014, the company had approximately $4.6 billion remaining under the June 2014 share repurchase program, which

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

includes the $1.2 billion value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the ASR agreements as noted above, under the June 2014 program.

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain on Available-for-Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive (Loss) Income
Balance as of Aug. 31, 2013	$(831)	$8	$(115)	$(340)	$(1,278)
Other comprehensive income (loss) before reclassifications	100	—	(69)	88	119
Amounts reclassified from accumulated other comprehensive loss	—	(3)	17	31	45
Net current-period other comprehensive income (loss)	100	(3)	(52)	119	164
Balance as of Aug. 31, 2014	$(731)	$5	$(167)	$(221)	$(1,114)
Other comprehensive (loss) income before reclassifications	(484)	(5)	5	—	(484)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	10	9
Net current-period other comprehensive (loss) income	(484)	(5)	4	10	(475)
Balance as of Nov. 30, 2014	$(1,215)	$—	$(163)	$(211)	$(1,589)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings.

	Three Months Ended
(Dollars in millions)	Nov. 30, 2014	Nov. 30, 2013	Affected Line Item in the Statements of Consolidated Operations
Cash Flow Hedges:
Foreign Exchange Contracts	$(7)	$2	Net sales
Commodity Contracts	3	3	Cost of goods sold
Interest Rate Contracts	3	3	Interest expense
	(1)	8	Total before income taxes
	—	(3)	Income tax provision
	$(1)	$5	Net of tax

Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$5	$3	Inventory/Cost of goods sold(1)
Amortization of Unrecognized Net Loss	11	10	Selling, general and administrative expenses
	16	13	Total before income taxes
	(6)	(5)	Income tax provision
	$10	$8	Net of tax

Total Reclassifications For The Period	$9	$13	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $5 million and $3 million of net periodic benefit cost to inventory, of which approximately $2 million and $1 million was recognized in cost of goods sold during the three months ended Nov. 30, 2014, and Nov. 30, 2013, respectively. See Note 14 — Postretirement Benefits - Pensions, Health Care and Other — for additional information.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 18.	EARNINGS PER SHARE
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

	Three Months Ended
(Shares in millions)	Nov. 30, 2014	Nov. 30, 2013
Weighted-Average Number of Common Shares	484.4	526.9
Dilutive Potential Common Shares	5.0	5.7
Antidilutive Potential Common Shares	3.3	1.8
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	—	0.1

NOTE 19.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2014	Nov. 30, 2013
Interest	$53	$42
Taxes	98	102
During the three months ended Nov. 30, 2014, and Nov. 30, 2013, the company recorded the following noncash investing transaction:

•
As of Nov. 30, 2014, and Nov. 30, 2013, the company recognized noncash capital expenditures of $66 million and $67 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

NOTE 20.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent, Pharmacia LLC ("Pharmacia") or its former subsidiary, Solutia, Inc. ("Solutia") is a party but that we manage and for which we are responsible. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $282 million and $291 million as of Nov. 30, 2014, and Aug. 31, 2014, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014.
Litigation: The above liability includes amounts related to certain third-party litigation with respect to Monsanto’s business, as well as tort litigation related to Pharmacia’s former chemical business, including lawsuits involving polychlorinated biphenyls, dioxins, and other chemical and premises liability litigation. Additional matters that are not reflected in the liability may arise in the future, and Monsanto may manage, settle, or pay judgments or damages with respect thereto in order to mitigate contesting potential liability. Following is a description of one of the more significant litigation matters reflected in the liability.

•
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2014, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. ("Allen") v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. ("Akzo Nobel"). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. ("Bibb") v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. After the trial for the Bibb medical monitoring class action began on Jan. 3, 2012, the parties reached a settlement in principle as to both the medical monitoring and the property class claims. The proposed settlement provides for a 30 year medical monitoring program consisting of a primary fund of up to $21 million and an additional fund of up to $63 million over the life of the program, and a three year property remediation plan with funding up to $9 million. On Feb. 24, 2012, the court preliminarily approved the parties’ proposed settlement. A fairness hearing was held on June 18, 2012, resulting in the trial court's final approval of the settlement. Certain plaintiffs objected to the approval of the settlement and appealed to the West Virginia Supreme Court of Appeals. On Nov. 22, 2013, the West Virginia Supreme Court of Appeals dismissed the appeal and upheld the fairness of the class action settlements. The objector filed a petition for writ of certiorari with the U.S. Supreme Court which was denied. The settlement is final and the parties have commenced performance of the terms of the settlement.
In October 2007 and November 2009, a total of approximately 200 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. ("Flexsys America") (and several of its affiliates), Solutia, and Apogee Coal Company, LLC ("Apogee Coal"). These cases allege personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5T (1949-1969) and thereafter. Monsanto has agreed to accept the tenders of defense in the matters by Pharmacia, Solutia, Akzo Nobel, Flexsys America, and Apogee Coal under a reservation of rights. During the discovery phase of these several claims, the parties reached an agreement in principle to resolve all pending personal injury claims which is reflected in the above liability. The settlement is final and the parties have commenced performance of the terms of the settlement.
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
Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Latin America, and Europe can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2014. Disclosures regarding these guarantees made by Monsanto can be found in Note 25 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014.
Off-Balance Sheet Arrangement: We are in the process of making a significant expansion of our Chesterfield, Missouri, facility. In December 2013, Monsanto executed the first of a series of incentive agreements with the County of St. Louis, Missouri.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Under these agreements Monsanto has transferred the Chesterfield, Missouri, facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million, which enables the company to reduce the cost of constructing and operating the expansion by reducing certain state and local tax expenditures. Monsanto immediately leased the facility back from the County of St. Louis and has an option to purchase the facility upon tendering the Industrial Revenue Bonds received to the County. The payments due to the company in relation to the Industrial Revenue Bonds and owed by the company in relation to the lease of the facilities qualify for the right of offset under ASC 210, Balance Sheet, in the Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded in the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facilities and the expansion are being treated as being owned by Monsanto.

NOTE 21.	SEGMENT INFORMATION
Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, biotechnology platforms and precision agriculture. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The Agricultural Productivity reportable segment consists of the Agricultural Productivity operating segment. EBIT is defined as earnings before interest and taxes and is an operating performance measure for the two reportable segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on the segment’s relative contribution to total Monsanto operations. Allocation percentages remain relatively consistent for fiscal years 2014 and 2015.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2014	Nov. 30, 2013
Net Sales(1)
Corn seed and traits	$928	$1,054
Soybean seed and traits	396	267
Cotton seed and traits	83	137
Vegetable seeds	155	157
All other crops seeds and traits	59	61
Total Seeds and Genomics	$1,621	$1,676
Agricultural productivity	1,249	1,467
Total Agricultural Productivity	$1,249	$1,467
Total	$2,870	$3,143

Gross Profit
Corn seed and traits	$525	$650
Soybean seed and traits	277	168
Cotton seed and traits	58	92
Vegetable seeds	64	68
All other crops seeds and traits	17	27
Total Seeds and Genomics	$941	$1,005
Agricultural productivity	470	558
Total Agricultural Productivity	$470	$558
Total	$1,411	$1,563

EBIT(2)(3)
Seeds and Genomics	$43	$104
Agricultural Productivity	384	450
Total	$427	$554

Depreciation and Amortization Expense
Seeds and Genomics	$150	$131
Agricultural Productivity	32	31
Total	$182	$162

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under U.S. GAAP. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $26 million and $14 million for the three months ended Nov. 30, 2014, and 2013, respectively.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income for each period is as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2014	Nov. 30, 2013
EBIT(1)	$427	$554
Interest Expense — Net	77	29
Income Tax Provision(2)	107	157
Net Income Attributable to Monsanto Company	$243	$368

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interests.

(2)	Includes the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.

NOTE 22.	SUBSEQUENT EVENTS
On Dec. 8, 2014, the Board of Directors declared a quarterly dividend on its common shares of 49 cents per share. The dividend is payable on Jan. 30, 2015, to shareholders of record on Jan. 9, 2015.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014. Financial information for the first three months of fiscal year 2015 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 21 — Segment Information — for a reconciliation of EBIT to net income for the three months ended Nov. 30, 2014, and Nov. 30, 2013.
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

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

Executive Summary
Consolidated Operating Results — Net sales decreased $273 million in the three-month comparison. The primary contributors to the decrease in first quarter 2015 were decreases in agriculture productivity, corn seed and traits and cotton seed and traits, offset by an increase in soybean seed and traits. The decrease in agriculture productivity was driven by lower volumes resulting from a shift to branded products which impacts timing of shipments, and the decreases in corn and cotton seeds and traits were driven by lower volumes in key regions. The increase in soybean seed and traits was driven by increased sales of Intacta RR2 PRO, primarily in Brazil, and increased anticipated acres in the United States.
Net income attributable to Monsanto Company in the first quarter of 2015 was $0.50 per share, compared with $0.69 per share in the first quarter of 2014.
Financial Condition, Liquidity and Capital Resources — In the first quarter of fiscal year 2015, working capital was $4,399 million compared with $5,798 million in the first quarter of fiscal year 2014, a decrease of $1,399 million, and compared with $4,563 million at Aug. 31, 2014, a decrease of $164 million. For a detailed discussion of the factors affecting the working capital comparison, see the "Working Capital and Financial Condition" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In the first quarter of 2015, net cash provided by operating activities was $1,349 million compared with $1,698 million in the first quarter of 2014. Net cash required by investing activities was $380 million in the first quarter of 2015 compared with $1,241 million in the first quarter of 2014. Free cash flow was an inflow of $969 million in the first quarter of 2015 compared with an inflow of $457 million in the first quarter of 2014. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
At Nov. 30, 2014, our debt-to-capital ratio was 52 percent compared with 50 percent at Aug. 31, 2014. The 2 percentage point increase from Aug. 31, 2014, was due to an increase in short-term debt related to commercial paper borrowings and a decrease in shareowners' equity resulting from treasury stock purchases, partially offset by earnings, during the first quarter of fiscal year 2015.
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
See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2014.
New Accounting Pronouncements — See Note 2 — New Accounting Standards — for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows, as applicable.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended
(Dollars in millions, except per share amounts)	Nov. 30, 2014	Nov. 30, 2013	Change
Net Sales	$2,870	$3,143	(9)%
Cost of goods sold	1,459	1,580	(8)%
Gross Profit	1,411	1,563	(10)%
Operating Expenses:
Selling, general and administrative expenses	580	589	(2)%
Research and development expenses	412	409	1%
Total Operating Expenses	992	998	(1)%
Income from Operations	419	565	(26)%
Interest expense	115	53	117%
Interest income	(38)	(24)	58%
Other expense, net	15	20	(25)%
Income from Continuing Operations Before Income Taxes	327	516	(37)%
Income tax provision	100	152	(34)%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	227	364	(38)%
Discontinued Operations:
Income from operations of discontinued businesses	26	14	86%
Income tax provision	10	5	100%
Income from Discontinued Operations	16	9	78%
Net Income	$243	$373	(35)%
Less: Net income attributable to noncontrolling interest	—	5	NM
Net Income Attributable to Monsanto Company	$243	$368	(34)%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.47	$0.67	(30)%
Income from discontinued operations	0.03	0.02	50%
Net Income Attributable to Monsanto Company	$0.50	$0.69	(28)%
NM = Not Meaningful

Effective Tax Rate	31%	29%

Comparison as a Percent of Net Sales:
Cost of goods sold	51%	50%
Gross profit	49%	50%
Selling, general and administrative expenses	20%	19%
Research and development expenses	14%	13%
Total operating expenses	35%	32%
Income from continuing operations before income taxes	11%	16%
Net income attributable to Monsanto Company	8%	12%

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

First Quarter Fiscal Year 2015
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income from continuing operations:
Net sales decreased $273 million, or 9 percent in first quarter 2015 from the same quarter a year ago. Our Seeds and Genomics segment net sales decreased $55 million, and our Agricultural Productivity segment net sales decreased $218 million in the three-month comparison.
The following table presents the percentage changes in first quarter 2015 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effects of volume, price and currency:

	First Quarter 2015 Percentage Change in Net Sales vs. First Quarter 2014
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(7)%	6%	(2)%	(3)%
Agricultural Productivity Segment	(12)%	(2)%	(1)%	(15)%
Total Monsanto Company	(9)%	2%	(2)%	(9)%
Cost of goods sold for the total company decreased $121 million in the three-month comparison. Cost of goods sold as a percent of net sales for the total company increased 1 percentage point to 51 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales increased 2 percentage points to 42 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales remained consistent at 62 percent.
The following table represents the percentage changes in first quarter 2015 worldwide cost of goods sold by segment compared with cost of goods sold in the prior-year quarter, including the effects of volume, costs and currency:

	First Quarter 2015 Percentage Change in Cost of Goods Sold vs. First Quarter 2014
	Volume	Costs	Currency	Total
Seeds and Genomics Segment	(3)%	6%	(2)%	1%
Agricultural Productivity Segment	(11)%	(2)%	(1)%	(14)%
Total Monsanto Company	(8)%	1%	(1)%	(8)%
Gross profit decreased $152 million in the three-month comparison. Gross profit as a percent of net sales for the total company decreased 1 percentage point to 49 percent in the first quarter 2015. Our Seeds and Genomics segment gross profit as a percent of net sales decreased 2 percentage points to 58 percent, and our Agricultural Productivity segment gross profit as a percent of net sales remained consistent at 38 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses decreased $6 million in first quarter 2015 compared to the prior-year comparable quarter. In the first quarter of fiscal year 2015, SG&A expenses decreased $9 million primarily due to decreased activity related to administrative functions. In the first quarter of fiscal year 2015, R&D increased $3 million primarily due to increased investments in our new growth platforms. As a percent of net sales, SG&A expenses increased 1 percentage point to 20 percent, and R&D expenses increased 1 percentage point to 14 percent for the first quarter of 2015.
Interest expense increased $62 million in first quarter 2015 compared to the prior-year comparable quarter. The increase was primarily the result of the $1 billion debt issuance that occurred in November 2013 and the $4.5 billion debt issuance that occurred in July 2014.
Income tax provision was $100 million in first quarter of fiscal year 2015, a decrease of $52 million over the prior-year quarter, primarily as a result of the decrease in pretax income offset by lower discrete tax benefits. The effective tax rate increased to 31 percent from 29 percent in first quarter 2014. Without the impact of discrete tax adjustments, our effective tax rate for first quarter 2015 would have been comparable to the first quarter 2014 rate.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended
(Dollars in millions)	Nov. 30, 2014	Nov. 30, 2013	Change
Net Sales
Corn seed and traits	$928	$1,054	(12)%
Soybean seed and traits	396	267	48%
Cotton seed and traits	83	137	(39)%
Vegetable seeds	155	157	(1)%
All other crops seeds and traits	59	61	(3)%
Total Net Sales	$1,621	$1,676	(3)%
Gross Profit
Corn seed and traits	$525	$650	(19)%
Soybean seed and traits	277	168	65%
Cotton seed and traits	58	92	(37)%
Vegetable seeds	64	68	(6)%
All other crops seeds and traits	17	27	(37)%
Total Gross Profit	$941	$1,005	(6)%
EBIT(1)	$43	$104	(59)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — First Quarter Fiscal Year 2015
Net Sales for the Seed and Genomics segment decreased $55 million in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014. The net sales decrease of $126 million in corn seed and traits was primarily driven by volume decreases in Argentina, the United States, Brazil and South Africa due to lower planted acres. The net sales decrease of $54 million in cotton seed and traits was driven by lower volumes in Australia, partially offset by higher volumes in India. These decreases were offset by a net sales increase of $129 million in soybean seed and traits, which was driven by increased acres in Brazil resulting from the fiscal year 2014 launch of Intacta RR2 PRO, and by increased anticipated acres and Roundup Ready 2 Yield royalties in the United States.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $9 million to $680 million in the first quarter 2015 compared to $671 million in the first quarter 2014. The increase was primarily the result of higher cost of goods and lower volumes in the corn seed and trait business in the United States and South America, offset by increased volumes in the soybean seed and trait business in Brazil and the United States.
Gross profit for the Seeds and Genomics segment decreased $64 million in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014. Gross profit as a percent of net sales for the segment decreased 2 percentage points to 58 percent in the first quarter of 2015 compared to the first quarter of 2014. Gross profit for soybean seed and traits increased 65 percent due to the increase in sales volumes in the United States and Brazil and increased Roundup Ready 2 Yield royalties. Gross profit for corn seed and traits decreased by 19 percent compared to the 12 percent decrease in net sales due to lower volumes and higher cost of goods in South America.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended
(Dollars in millions)	Nov. 30, 2014	Nov. 30, 2013	Change
Net Sales
Agricultural productivity	$1,249	$1,467	(15)%
Total Net Sales	$1,249	$1,467	(15)%
Gross Profit
Agricultural productivity	$470	$558	(16)%
Total Gross Profit	$470	$558	(16)%
EBIT(1)	$384	$450	(15)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2015
Net sales in our Agricultural Productivity segment decreased $218 million in the first quarter of 2015 from the first quarter of 2014 primarily due to decreased sales of Roundup and other glyphosate-based herbicides. This decrease was due to lower volumes of Roundup and other glyphosate-based herbicides, primarily in the United States and Latin America, in addition to lower pricing and decreased volumes in our global supply business in the United States, during the three-month period.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $130 million, or 14 percent, in the first quarter of 2015 to $779 million compared to $909 million in the first quarter of 2014. Roundup and other glyphosate-based herbicides cost of goods sold declined from the lower sales volume when compared to the first quarter of 2014.

The net sales and cost of goods sold discussed above resulted in $88 million lower gross profit in the first quarter of 2015 compared to the first quarter of 2014. Gross profit as a percent of net sales for the Agricultural Productivity segment was consistent at 38 percent in the first quarter of 2015 and 2014.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of		As of Aug. 31,
(Dollars in millions, except current ratio)	Nov. 30, 2014	Nov. 30, 2013	2014
Cash and Cash Equivalents(1)	$3,136	$4,496	$2,367
Trade Receivables, Net(1)	2,247	2,283	2,014
Inventory, Net	4,300	3,873	3,597
Other Current Assets(2)	1,715	1,844	1,697
Total Current Assets	$11,398	$12,496	$9,675
Short-Term Debt, including current portion of long-term debt(1)	$636	$262	$233
Accounts Payable(1)	905	853	1,111
Accrued Liabilities(1)(3)	5,458	5,583	3,768
Total Current Liabilities	$6,999	$6,698	$5,112
Working Capital(4)	$4,399	$5,798	$4,563
Current Ratio(4)	1.63:1	1.87:1	1.89:1

(1)	May include restrictions as a result of variable interest entities. See the Statements of Consolidated Financial Position and Note 5 — Variable Interest Entities — for more information.

(2)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

(3)
Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable and miscellaneous short-term accruals.

(4)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Nov. 30, 2014, compared with Aug. 31, 2014: Working capital decreased $164 million, or 4 percent, between Aug. 31, 2014, and Nov. 30, 2014, primarily because of the following factors:

•	Short-term debt, including the current portion of long-term debt increased $403 million primarily due to $395 million of commercial paper borrowings outstanding at Nov. 30, 2014.

•	Accrued liabilities increased $1,690 million between respective periods due to the following fluctuations:

◦	Deferred revenues increased $2,091 million between respective periods due to customer prepayments that occur in the first quarter of the fiscal year.

◦
Grower production accruals increased $460 million between respective periods due to corn and soybean deliveries in advance of the 2015 fiscal year commercial selling season as a result of the seasonality of our business.

◦	Miscellaneous short-term accruals increased $161 million between respective periods due to the timing of payments to a U.S. customer financing program for which we are the administrator.
These increases in accrued liabilities were offset primarily by the following decreases:

◦	Dividends payable decreased $238 million as there were no dividends declared in the first quarter of fiscal year 2015.

◦	Accrued marketing programs decreased $442 million between respective periods primarily because of the seasonality of our business and the timing of payouts.

◦
Accrued compensation and benefits decreased $251 million between respective periods due to the payment of annual employee incentive awards during the first quarter of fiscal year 2015, offset by current year incentive accruals.

◦	Customer payable decreased $54 million between respective periods due to customer incentive payments being made in the first quarter of the fiscal year.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

These decreases to working capital between Nov. 30, 2014, and Aug. 31, 2014, were partially offset by the following factors:

•
Cash and cash equivalents increased $769 million between respective periods primarily because of collections on customer prepayments and $395 million of commercial paper borrowings, offset by marketing program payments that occur in the first quarter of the fiscal year, which is consistent with the seasonality of our business. The net increase was also offset by treasury share repurchases, dividends paid and capital expenditures during the first quarter.

•	Trade receivables, net increased $233 million between respective periods primarily due to the seasonality of our business.

•
Inventory, net increased $703 million between respective periods primarily because of the seasonality of our U.S. corn and soybean seed businesses in which the fall harvest of seed products occurs in the first quarter of the fiscal year resulting in a higher inventory balance.

•	Accounts payable decreased $206 million between respective periods due to timing of payments.
Nov. 30, 2014, compared with Nov. 30, 2013: Working capital decreased $1,399 million between Nov. 30, 2013, and Nov. 30, 2014, primarily because of the following factors:

•
Cash and cash equivalents decreased $1,360 million between respective periods primarily due to $1.5 billion of cash and $4.5 billion of debt issued in July 2014 being used to fund the $6.0 billion accelerated share repurchase agreements in fiscal year 2014, which is discussed below.

•	Other current assets decreased $129 million between respective periods primarily due to the following fluctuation:

◦	Short-term investments decreased $209 million due to less commercial paper investment given our recent strategic investment activity and funding of operations.
These decreases to working capital between Nov. 30, 2014, and Nov. 30, 2013, were offset by the following factors:

•
Inventory, net increased $427 million primarily because of a higher production yield for corn seeds compared to lower sales volume, and higher crop protection inventory due to an inventory build and timing of shipments for branded products.

•	Accrued liabilities decreased $125 million between respective periods due to the following fluctuations:

◦	Deferred revenues decreased $337 million between respective periods due to lower customer prepayments.

◦	Grower production accruals decreased $120 million between respective periods due to the production plan in the United States and lower production costs resulting from lower commodity prices.

◦	Income taxes payable decreased $39 million between respective periods due to lower income from continuing operations before income taxes.
These decreases in accrued liabilities were offset primarily by the following increases:

◦	Accrued marketing programs increased $196 million between respective periods due to the timing of payouts.

◦	Miscellaneous short-term accruals increased $180 million due to the timing of payments to a U.S. customer financing program for which we are the administrator.
Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivable risk and to reduce our reliance on commercial paper borrowings. As of Nov. 30, 2014, the programs had $262 million in outstanding balances and we received $27 million of proceeds during the first quarter of fiscal year 2015 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $170 million as of Nov. 30, 2014. See Note 4 — Customer Financing Programs — for further discussion of these programs.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

Cash Flow

	Three Months Ended
(Dollars in millions)	Nov. 30, 2014	Nov. 30, 2013
Net Cash Provided by Operating Activities	$1,349	$1,698
Net Cash Required by Investing Activities	(380)	(1,241)
Free Cash Flow(1)	969	457
Net Cash (Required) Provided by Financing Activities	(107)	346
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(93)	25
Net Increase in Cash and Cash Equivalents	769	828
Cash and Cash Equivalents at Beginning of Period	2,367	3,668
Cash and Cash Equivalents at End of Period	$3,136	$4,496

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).

Operating: The decrease in cash provided by continuing operations in the first three months of 2015 compared to the first three months of 2014 was primarily due to a decrease in net income for the first three months of 2015 compared to the first three months of 2014, in addition to working capital changes discussed above.
Investing: The decrease in cash required by investing activities in the first three months of 2015 compared to the first three months of 2014 was primarily due to the acquisition of The Climate Corporation in first quarter of fiscal year 2014 as discussed below. No similar transactions occurred in the first quarter of fiscal year 2015.
Financing: The change from cash provided by financing activities to cash required by financing activities in the first three months of 2015 compared to the first three months of 2014 was primarily due to the $1 billion debt issuance that occurred in the first quarter of fiscal year 2014, as discussed below, offset by increased short-term financing and decreased treasury stock purchases in the first quarter of fiscal year 2015.
Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	Nov. 30, 2014	Nov. 30, 2013	2014
Short-Term Debt	$636	$262	$233
Long-Term Debt	7,529	3,057	7,528
Total Monsanto Company Shareowners’ Equity	7,410	12,572	7,875
Debt-to-Capital Ratio(1)	52%	21%	50%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had $395 million of commercial paper borrowings outstanding at Nov. 30, 2014.
Share Repurchases: On July 1, 2014, we entered into uncollared ASR agreements with each of JPMorgan Chase Bank, N.A. (“JPMorgan”) and Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR agreements, we agreed to purchase approximately $6.0 billion of Monsanto common stock, in total. On July 7, 2014, JPMorgan and Goldman Sachs delivered to us approximately 38.6 million shares in total based on then-current market prices, and we paid a total of $6.0 billion. The payments to JPMorgan and Goldman Sachs were recorded as a reduction to shareowners' equity, consisting of a $4.8 billion increase in treasury stock, which reflects the value of the 38.6 million shares received upon initial settlement, and a $1.2 billion decrease in additional contributed capital, which reflects the value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the ASR agreements. The final number of shares of Monsanto common stock that we may receive, or may be required to remit, upon settlement under the ASR agreements will be based upon the average daily volume weighted-average price of Monsanto common stock during the term of the ASR agreements, less a negotiated discount. Final settlement of each ASR agreement is expected to occur by the end of the third quarter of 2015, and may occur earlier at the option of

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

JPMorgan and Goldman Sachs. The terms of the ASR agreements are subject to adjustment if we were to enter into or announce certain types of transactions that may affect our stock. If we are obligated to make an adjustment payment to either or both of JPMorgan or Goldman Sachs under the ASR agreements, we may elect to satisfy such obligation in cash or in shares of Monsanto common stock. The ASR agreements were entered into pursuant to share repurchase programs announced in June 2013 and June 2014.
In June 2014, the company announced a two-year repurchase program of up to $10 billion of the company's common stock. As of Nov. 30, 2014, we had approximately $4.6 billion remaining under the June 2014 share repurchase program, which includes the $1.2 billion value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the ASR as noted above, under the June 2014 program. We expect to incur significant additional long-term and short-term debt, in addition to our cash resources, to fund the share repurchases and for other general corporate purposes.
We have a credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Apr. 1, 2016. In the first quarter of fiscal year 2015, we requested an increase in the overall borrowing limit pursuant to a provision in the credit agreement that allowed us to do so, and effective Sept. 30, 2014, the limit was increased from $2.0 billion to $2.5 billion. As of Nov. 30, 2014, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants.
At Nov. 30, 2014, our debt-to-capital ratio was 52 percent compared with 50 percent at Aug. 31, 2014, and 21 percent at Nov. 30, 2013. The 2 percentage point increase from Aug. 31, 2014 was due to a decrease in shareowners' equity resulting from treasury stock purchases, partially offset by earnings, in the first quarter of fiscal year 2015. The 31 percentage point increase from Nov. 30, 2013 was primarily driven by an increase in long-term debt due to the $4.5 billion debt issuance that occurred in July 2014, and a decrease in shareowners' equity resulting from treasury stock purchases. These factors were partially offset by an increase in shareowners' equity as a result of earnings.
We held cash and cash equivalents and short-term investments of $3,176 million and $2,407 million at Nov. 30, 2014 and Aug. 31, 2014, respectively, of which $1,147 million and $2,023 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.4 billion of the $4.8 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2014. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.
Dividends: There were no dividends declared in the first quarter of 2015.
Capital Expenditures: We expect fiscal year 2015 cash required by investing to be $1.2 billion to $1.4 billion, with the capital expenditures component primarily allocated towards the seeds and genomics segment and growth platforms.
2014 Acquisitions: In November 2013, we acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyperlocal weather monitoring, weather simulation and agronomic modeling which has allowed them to develop risk management tools and agronomic decision support tools for growers. The acquisition combined The Climate Corporation's expertise in agriculture risk-management with our R&D capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology.
2014 Collaboration: In February 2014, we entered into a collaborative agreement with Novozymes to launch the BioAg Alliance. The BioAg Alliance will focus on the next wave of microbial solutions by bringing together Novozymes' capabilities for discovering, developing and producing microbial solutions with Monsanto's discovery programs, and advanced development, testing and commercial capabilities. Value from commercialization will be shared 50-50 between both companies. We paid Novozymes an aggregate upfront cash payment of $300 million for recognition of Novozymes ongoing business and capabilities in microbials and for Novozymes' ability to supply alliance products.
2015 Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2014.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

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
Outside of the United States, our businesses will continue to face challenges related to the risks inherent in operating in emerging markets. We will continue to consider, assess and address these developments and the challenges and issues they place on our businesses. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity. We continuously monitor the potential for currency devaluation in Argentina, Venezuela and Ukraine, including changes to exchange rate mechanisms or structures, and the potential impact on future periods.
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

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

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
Global glyphosate producers have the capacity to supply the market, but global dynamics including demand, environmental regulation compliance and raw material availability can cause fluctuation in supply and price of those generic products. We expect the fluctuation in global capacity will impact the selling prices and margins of Roundup brands and our third party sourcing opportunities.
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

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2014. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations or liquidity.
The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2014. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability or liquidity for the current period could have been materially different from those presented in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Nov. 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Nov. 30, 2014.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC or its former subsidiary Solutia, Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 20 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities ” and is incorporated by reference herein. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2014.

ITEM 1A.	RISK FACTORS
Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2014, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2015 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 2014:
Sept. 1, 2014, through Sept. 30, 2014	740,945	$114.10	740,918	$4,794,343,772
October 2014:
Oct. 1, 2014, through Oct. 31, 2014	1,012,671	$111.13	1,012,644	$4,681,806,612
November 2014:
Nov. 1, 2014, through Nov. 30, 2014	804,357	$117.64	804,330	$4,587,185,464
Total	2,557,973	$114.04	2,557,892	$4,587,185,464

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)
The approximate dollar value of shares that may yet be purchased under the plans or programs is reduced by $1.2 billion that reflects the aggregate value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the company's accelerated share repurchase agreements with those firms per Note 16 — Capital Stock

In June 2014, the company announced a new two-year share repurchase program of up to an additional $10 billion of the company's common stock. Purchases under this repurchase program commenced on July 1, 2014. There were no other publicly announced plans outstanding as of Nov. 30, 2014.

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: January 8, 2015

MONSANTO COMPANY	FIRST QUARTER 2015 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
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