Form 10-Q
period 2015-02-28
MONSANTO CO /NEW/
filed 2015-04-02
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Feb. 28, 2015
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 476,102,850 shares of Common Stock, $0.01 par value, outstanding as of March 30, 2015.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three and six months ended Feb. 28, 2015, and Feb. 28, 2014, the Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended Feb. 28, 2015, and Feb. 28, 2014, the Statements of Consolidated Financial Position as of Feb. 28, 2015, and Aug. 31, 2014, the Statements of Consolidated Cash Flows for the six months ended Feb. 28, 2015, and Feb. 28, 2014, the Statements of Consolidated Shareowners’ Equity for the six months ended Feb. 28, 2015, and year ended Aug. 31, 2014, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended		Six Months Ended
	Feb. 28, 2015	Feb. 28, 2014	Feb. 28, 2015	Feb. 28, 2014
Net Sales	$5,197	$5,832	$8,067	$8,975
Cost of goods sold	2,158	2,385	3,617	3,965
Gross Profit	3,039	3,447	4,450	5,010
Operating Expenses:
Selling, general and administrative expenses	647	625	1,227	1,214
Research and development expenses	372	404	784	813
Total Operating Expenses	1,019	1,029	2,011	2,027
Income from Operations	2,020	2,418	2,439	2,983
Interest expense	92	40	207	93
Interest income	(28)	(23)	(66)	(47)
Other (income) expense, net	(6)	61	9	81
Income from Continuing Operations Before Income Taxes	1,962	2,340	2,289	2,856
Income tax provision	550	672	650	824
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,412	$1,668	$1,639	$2,032
Discontinued Operations:
Income from operations of discontinued businesses	11	8	37	22
Income tax provision	4	4	14	9
Income from Discontinued Operations	7	4	23	13
Net Income	$1,419	$1,672	$1,662	$2,045
Less: Net (loss) income attributable to noncontrolling interest	(6)	2	(6)	7
Net Income Attributable to Monsanto Company	$1,425	$1,670	$1,668	$2,038
Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,418	$1,666	$1,645	$2,025
Income from discontinued operations	7	4	23	13
Net Income Attributable to Monsanto Company	$1,425	$1,670	$1,668	$2,038
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.93	$3.18	$3.40	$3.86
Income from discontinued operations	0.02	—	0.05	0.02
Net Income Attributable to Monsanto Company	$2.95	$3.18	$3.45	$3.88
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.90	$3.15	$3.36	$3.81
Income from discontinued operations	0.02	—	0.05	0.02
Net Income Attributable to Monsanto Company	$2.92	$3.15	$3.41	$3.83
Weighted Average Shares Outstanding:
Basic	483.4	524.8	483.9	525.9
Diluted	488.1	530.3	488.8	531.6
Dividends Declared per Share	$0.98	$0.86	$0.98	$0.86
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited (Dollars in millions)	Three Months Ended		Six Months Ended
	Feb. 28, 2015	Feb. 28, 2014	Feb. 28, 2015	Feb. 28, 2014
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$1,425	$1,670	$1,668	$2,038
Other Comprehensive (Loss) Income, Net of Tax:
Foreign currency translation, net of tax of $(24), $(4), $(30), and $(12), respectively	(621)	(48)	(1,105)	79
Postretirement benefit plan activity, net of tax of $6, $4, $12, and $9, respectively	10	6	20	14
Unrealized net gains on investment holdings, net of tax of $3, $2, $0, and $5, respectively	5	3	—	8
Realized net gains on investment holdings, net of tax of $0, $0, $0, and $0, respectively	—	1	—	1
Unrealized net derivative (losses) gains, net of tax of $(25), $9, $(27), and $(16), respectively	(32)	12	(27)	(31)
Realized net derivative gains, net of tax of $15, $3, $15, and $6, respectively	24	6	23	11
Total Other Comprehensive (Loss) Income, Net of Tax	(614)	(20)	(1,089)	82
Comprehensive Income Attributable to Monsanto Company	$811	$1,650	$579	$2,120
Comprehensive (Loss) Income Attributable to Noncontrolling Interests
Net Income Attributable to Noncontrolling Interests	(6)	2	(6)	7
Other Comprehensive (Loss) Income
Foreign currency translation	—	1	(1)	6
Total Other Comprehensive (Loss) Income	—	1	(1)	6
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	$(6)	$3	$(7)	$13
Total Comprehensive Income	$805	$1,653	$572	$2,133
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions, except share amounts)	As of
	Feb. 28, 2015	Aug. 31, 2014
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2015: $16 and 2014: $118)	$2,732	$2,367
Short-term investments	—	40
Trade receivables, net (variable interest entity restricted - 2015: $107 and 2014: $39)	2,357	2,014
Miscellaneous receivables	711	817
Deferred tax assets	652	635
Inventory, net	3,978	3,597
Other current assets	269	205
Total Current Assets	10,699	9,675
Total property, plant and equipment	10,186	10,357
Less accumulated depreciation	5,317	5,275
Property, Plant and Equipment, Net (variable interest entity restricted - 2015: $2 and 2014: $2)	4,869	5,082
Goodwill	4,189	4,319
Other Intangible Assets, Net	1,466	1,554
Noncurrent Deferred Tax Assets	350	450
Long-Term Receivables, Net	18	92
Other Assets	811	809
Total Assets	$22,402	$21,981
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2015: $106 and 2014: $136)	$346	$233
Accounts payable (variable interest entity restricted - 2015: $34 and 2014: $25)	785	1,111
Income taxes payable	526	99
Accrued compensation and benefits (variable interest entity restricted - 2015: $1 and 2014: $1)	241	500
Accrued marketing programs	1,263	1,394
Deferred revenues	1,041	438
Grower production accruals	197	54
Dividends payable	238	239
Customer payable	44	82
Miscellaneous short-term accruals (variable interest entity restricted - 2015: $6 and 2014: $0)	791	962
Total Current Liabilities	5,472	5,112
Long-Term Debt	7,894	7,528
Postretirement Liabilities	332	345
Long-Term Deferred Revenue	38	47
Noncurrent Deferred Tax Liabilities	491	509
Long-Term Portion of Environmental and Litigation Liabilities	180	184
Other Liabilities	327	342
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 608,528,976 and 606,457,369 shares, respectively
Outstanding 483,148,539 and 485,261,017 shares, respectively	6	6
Treasury stock 125,380,437 and 121,196,352 shares, respectively, at cost	(10,519)	(10,032)
Additional contributed capital	10,168	10,003
Retained earnings	10,207	9,012
Accumulated other comprehensive loss	(2,203)	(1,114)
Total Monsanto Company Shareowners’ Equity	7,659	7,875
Noncontrolling Interest	9	39
Total Shareowners’ Equity	7,668	7,914
Total Liabilities and Shareowners’ Equity	$22,402	$21,981
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Six Months Ended
	Feb. 28, 2015	Feb. 28, 2014
Operating Activities:
Net Income	$1,662	$2,045
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	362	332
Bad-debt expense	31	20
Stock-based compensation expense	61	57
Excess tax benefits from stock-based compensation	(33)	(36)
Deferred income taxes	(74)	32
Equity affiliate expense, net	5	4
Net gain on sales of a business or other assets	(2)	(2)
Other items	69	42
Changes in assets and liabilities that (required) provided cash, net of acquisitions:
Trade receivables, net	(482)	(705)
Inventory, net	(697)	(742)
Deferred revenues	657	313
Accounts payable and other accrued liabilities	188	588
Pension contributions	(18)	(49)
Other items	(211)	(53)
Net Cash Provided by Operating Activities	1,518	1,846
Cash Flows (Required) Provided by Investing Activities:
Purchases of short-term investments	—	(105)
Maturities of short-term investments	40	314
Capital expenditures	(511)	(471)
Acquisition of businesses, net of cash acquired	(8)	(922)
Purchases of long-term debt and equity securities	(30)	(12)
Technology and other investments	(26)	(378)
Other proceeds	3	18
Net Cash Required by Investing Activities	(532)	(1,556)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	145	(44)
Short-term debt proceeds	15	28
Short-term debt reductions	(36)	—
Long-term debt proceeds	368	999
Long-term debt reductions	(5)	(3)
Payments on other financing	—	(39)
Debt issuance costs	(4)	(8)
Treasury stock purchases	(492)	(764)
Stock option exercises	94	128
Excess tax benefits from stock-based compensation	33	36
Tax withholding on restricted stock and restricted stock units	(29)	(8)
Dividend payments	(475)	(453)
Payments to noncontrolling interests	(20)	(19)
Net Cash Required by Financing Activities	(406)	(147)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(215)	(6)
Net Increase in Cash and Cash Equivalents	365	137
Cash and Cash Equivalents at Beginning of Period	2,367	3,668
Cash and Cash Equivalents at End of Period	$2,732	$3,805
See Note 1 — Background and Basis of Presentation and Note 19 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2013	$6	$(4,140)	$10,783	$7,188	$(1,278)	$169	$12,728
Net income	—	—	—	2,740	—	22	2,762
Other comprehensive income	—	—	—	—	164	10	174
Treasury stock purchases	—	(5,892)	(1,204)	—	—	—	(7,096)
Restricted stock withholding	—	—	(16)	—	—	—	(16)
Issuance of shares under employee stock plans	—	—	248	—	—	—	248
Net excess tax benefits from stock-based compensation	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	120	—	—	—	120
Cash dividends of $1.78 per common share	—	—	—	(916)	—	—	(916)
Recognition of redeemable shares of VIE	—	—	—	—	—	(134)	(134)
Payments to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance as of Aug. 31, 2014	$6	$(10,032)	$10,003	$9,012	$(1,114)	$39	$7,914
Net income (loss)	—	—	—	1,668	—	(6)	1,662
Other comprehensive loss	—	—	—	—	(1,089)	(1)	(1,090)
Treasury stock purchases	—	(487)	—	—	—	—	(487)
Restricted stock withholding	—	—	(22)	—	—	—	(22)
Issuance of shares under employee stock plans	—	—	95	—	—	—	95
Net excess tax benefits from stock-based compensation	—	—	31	—	—	—	31
Stock-based compensation expense	—	—	61	—	—	—	61
Cash dividends of $0.98 per common share	—	—	—	(473)	—	—	(473)
Acquisition of noncontrolling interest	—	—	—	—	—	(3)	(3)
Payments to noncontrolling interest	—	—	—	—	—	(20)	(20)
Balance as of Feb. 28, 2015	$6	$(10,519)	$10,168	$10,207	$(2,203)	$9	$7,668

(1)	See Note 17 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive income (loss).
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014. Financial information for the first six months of fiscal year 2015 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In February 2015, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Amendments to the Consolidation Analysis" which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015. Accordingly, Monsanto is required to adopt this standard in the first quarter of fiscal year 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In June 2014, the FASB issued accounting guidance, "Compensation - Stock Compensation" which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The new guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. This standard is effective for fiscal years and interim periods within those years beginning after Dec. 15, 2015. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2017, with early adoption permitted. The guidance may be adopted either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
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

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. This standard is effective for fiscal years and interim periods within those years beginning after Dec. 15, 2016. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2018, with early adoption prohibited. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In April 2014, the FASB issued accounting guidance, "Presentation of Financial Statements and Property, Plant, and Equipment." The new standard raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This standard is effective prospectively for all disposals of components that occur within annual periods beginning on or after Dec. 15, 2014, and interim periods within those years. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2016. Early adoption is permitted for new disposals (or new classifications as held for sale) that have not been reported in the financial statements previously. The company is currently evaluating the impact that this guidance will have on the consolidated financial statements and related disclosures.
In July 2013, the FASB issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses, or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Previously, U.S. Generally Accepted Accounting Principles ("U.S. GAAP") did not provide explicit guidance on the topic. This new presentation guidance became effective prospectively for fiscal years, and interim periods within those years, beginning after Dec. 15, 2013. Accordingly, Monsanto adopted this standard in the first quarter of fiscal year 2015.

NOTE 3.	BUSINESS COMBINATIONS AND COLLABORATIVE ARRANGEMENTS
Business Combinations
2014 Acquisition: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California-based company. The Climate Corporation is a leading data analytics company with core capabilities around hyperlocal weather monitoring, weather simulation and agronomic modeling which has allowed them to develop risk management tools and agronomic decision support tools for growers. The acquisition will combine The Climate Corporation's expertise in agriculture risk-management with Monsanto’s research and development ("R&D") capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The acquisition of the company qualifies as a business under the Business Combinations topic of the Accounting Standards Codification ("ASC"). The total fair value of the acquisition was $932 million, and the total cash paid for the acquisition was $917 million, net of cash acquired. The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is not deductible for tax purposes.
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
Monsanto has entered into various multiyear research, development, manufacturing and commercialization collaborations related to various activities including plant biotechnology and microbial solutions. Under these collaborations, Monsanto and the third parties participate in the R&D and/or manufacturing activities, and Monsanto has the primary responsibility for the commercialization of the collaboration products. The collaborations are accounted for in accordance with the Collaborative Arrangements topic of the ASC.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer-financing programs as follows:

	As of
(Dollars in millions)	Feb. 28, 2015	Aug. 31, 2014
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$24	$436
Maximum future payout under recourse provisions	4	21
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$27	$67
Maximum future payout under recourse provisions	8	34
Agreements with Lenders(3)
Outstanding balance	$105	$71
Maximum future payout under the guarantee	85	51
The gross amounts of receivables sold under transactions that qualify for sales treatment were:

	Gross Amounts of Receivables Sold
	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014	Feb. 28, 2015	Feb. 28, 2014
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$—	$—	$4	$23
European and Latin American agreements to sell trade receivables(2)	14	3	37	10

(1)
Monsanto has agreements in the United States to sell trade receivables, both with and without recourse, up to a maximum outstanding balance of $960 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based upon the company’s historical collection experience and a current assessment of credit exposure.

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allowed Monsanto to transfer up to 1 billion Brazilian reais (approximately $350 million) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company's investment. Credit losses above Monsanto's investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC and as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities.
There were no significant recourse or non-recourse liabilities for all programs as of Feb. 28, 2015, and Aug. 31, 2014. There were no significant delinquent loans for all programs as of Feb. 28, 2015, and Aug. 31, 2014.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 5.	VARIABLE INTEREST ENTITIES
Monsanto has a financing program in Brazil that is recorded as a consolidated variable interest entity ("VIE"). For the most part, the VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. Third parties, primarily investment funds, held senior interest of 90 percent and 91 percent in the entity as of Feb. 28, 2015, and Aug. 31, 2014, respectively, and Monsanto held the remaining ten percent and nine percent interest, respectively. The senior interests held by third parties are mandatorily redeemable shares and are included in short-term debt in the Statements of Consolidated Financial Position.
Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least nine percent and could be required to provide additional contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. Creditors have no recourse against Monsanto in the event of default by the VIE. The company’s financial or other support provided to the VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the VIE, the VIE was established to service transactions involving the company, and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIE. As a result, the company is the primary beneficiary of the VIE, and the VIE has been consolidated in Monsanto’s consolidated financial statements. The assets of the VIE may only be used to settle the obligations of the respective entity. Third-party investors in the VIE do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. Monsanto's maximum exposure to loss was $11 million and $13 million as of Feb. 28, 2015, and Aug. 31, 2014, respectively. See Note 4 — Customer-Financing Programs — for additional information regarding the revolving financing arrangement.
Monsanto has entered into several agreements with third parties to establish entities to focus on research and development related to various activities including agricultural fungicides and biologicals for agricultural applications. All such entities are recorded as consolidated VIEs of Monsanto. Under each of the arrangements, Monsanto holds call options to acquire the majority of the equity interests in each VIE from the third-party owners. Monsanto will fund the operations of the VIEs in return for either additional equity interests or to retain the call options. The funding, which may total up to $108 million, will be provided in separate research phases if research milestones are met over the next several years. The VIEs were established to perform agricultural-based research and development activities for the benefit of Monsanto, and Monsanto provides all funding of the VIEs' activities. Further, Monsanto has the power to direct the activities most significant to the VIEs. As a result, Monsanto is the primary beneficiary of the VIEs and the VIEs have been consolidated in Monsanto's consolidated financial statements. Monsanto's maximum exposure to loss was $53 million and $43 million as of Feb. 28, 2015, and Aug. 31, 2014, respectively, which includes the company's current investment in the VIEs, the funding required to be provided to the VIEs during the research phases and/or the initial consideration paid related to the call options. The third-party owners of the VIEs do not have recourse to the general assets of Monsanto beyond Monsanto's maximum exposure to loss at any given time relating to the VIEs.

NOTE 6.	RECEIVABLES
Trade receivables in the Statements of Consolidated Financial Position are net of allowances of $84 million and $72 million as of Feb. 28, 2015, and Aug. 31, 2014, respectively.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $131 million and $136 million with a corresponding allowance for credit losses on these receivables of $120 million and $125 million as of Feb. 28, 2015, and Aug. 31, 2014, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net in the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long term based on estimated timing of collection.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2013	$104
Incremental Provision	11
Recoveries	(4)
Write-offs	(15)
Other(1)	29
Balance as of Aug. 31, 2014	$125
Incremental Provision	2
Recoveries	(4)
Write-offs	(4)
Other(1)	1
Balance as of Feb. 28, 2015	$120
(1)Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	Feb. 28, 2015	Aug. 31, 2014
Finished Goods	$1,814	$1,591
Goods In Process	1,831	1,721
Raw Materials and Supplies	494	445
Inventory at FIFO Cost	4,139	3,757
Excess of FIFO over LIFO Cost	(161)	(160)
Total	$3,978	$3,597

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first six months of fiscal year 2015, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2014	$4,262	$57	$4,319
Effect of foreign currency translation and other adjustments	(123)	(7)	(130)
Balance as of Feb. 28, 2015	$4,139	$50	$4,189
There were no events or circumstances indicating that goodwill might be impaired as of Feb. 28, 2015. The fiscal year 2015 annual goodwill impairment test will be performed as of Mar. 1, 2015.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2015			As of Aug. 31, 2014
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,083	$(742)	$341	$1,116	$(751)	$365
Acquired Intellectual Property	1,166	(535)	631	1,160	(507)	653
Trademarks	357	(147)	210	366	(142)	224
Customer Relationships	322	(206)	116	338	(204)	134
Other	180	(113)	67	181	(106)	75
Total Other Intangible Assets, Finite Lives	$3,108	$(1,743)	$1,365	$3,161	$(1,710)	$1,451
In Process Research & Development, Indefinite Lives	101	—	101	103	—	103
Total Other Intangible Assets	$3,209	$(1,743)	$1,466	$3,264	$(1,710)	$1,554
Total amortization expense of total other intangible assets was $36 million and $33 million for the three months ended Feb. 28, 2015, and Feb. 28, 2014, respectively, and $73 million and $60 million for the six months ended Feb. 28, 2015, and Feb. 28, 2014, respectively.
The estimated intangible asset amortization expense for fiscal year 2015 through fiscal year 2019 is as follows:

(Dollars in millions)	Amount
2015	$154
2016	179
2017	172
2018	143
2019	131

NOTE 9.	INVESTMENTS
As of Feb. 28, 2015, Monsanto had no short-term investments outstanding. As of Aug. 31, 2014, Monsanto had short-term investments outstanding of $40 million. The investments consist of commercial paper with original maturities of one year or less. See Note 12 — Fair Value Measurements.
Monsanto has investments in long-term equity and debt securities, which are considered available for sale. As of Feb. 28, 2015, and Aug. 31, 2014, these long-term equity and debt securities are recorded in other assets in the Statements of Consolidated Financial Position at a fair value of $52 million and $22 million, respectively. See Note 17 — Accumulated Other Comprehensive Loss.
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of Feb. 28, 2015, and Aug. 31, 2014, these investments were recorded at $93 million and $91 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators.
No significant impairments were recorded on any investments for each of the three and six month periods ended Feb. 28, 2015, and Feb. 28, 2014.

NOTE 10.	DEFERRED REVENUE
As of Feb. 28, 2015, and Aug. 31, 2014, short-term deferred revenue was $1,041 million and $438 million, respectively. This balance primarily consists of cash received related to Monsanto's prepayment programs in the United States and Brazil. These programs allow Monsanto's customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balance is consistent with the seasonality of Monsanto's business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed purchases. The deferred revenue balance related to these prepayment programs is considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 11.	DEBT AND OTHER CREDIT ARRANGEMENTS
In June 2014, Monsanto filed a new shelf registration with the SEC (2014 shelf registration) that allows the company to issue an unlimited capacity of debt, equity and hybrid offerings. The 2014 shelf registration expires in June 2017.
In January 2015, Monsanto issued $365 million of 4.30% Senior Notes due in 2045. These notes were issued under the 2014 shelf registration. The net proceeds from the January 2015 issuance are expected to be used for general corporate purposes, which may include share repurchases and capital expenditures.
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
Monsanto has a credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Apr. 1, 2016. In fiscal year 2015, Monsanto requested an increase in the overall borrowing limit pursuant to a provision in the credit agreement that allowed Monsanto to do so, and effective Sept. 30, 2014, the limit was increased from $2 billion to $2.5 billion. As of Feb. 28, 2015, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility. Subsequent to Feb. 28, 2015, we signed a new credit facility agreement with a group of banks that provides a $3.0 billion senior unsecured revolving credit facility through Mar. 27, 2020.
Monsanto's short-term debt instruments include commercial paper, the current portion of long-term debt, mandatorily redeemable shares of a VIE and notes payable to banks. As of Feb. 28, 2015, Monsanto had commercial paper borrowings outstanding of $169 million which is included in short-term debt on the Statements of Consolidated Financial Position. As of Aug. 31, 2014, there were no commercial paper borrowings outstanding.
The fair value of total short-term debt was $346 million and $233 million as of Feb. 28, 2015, and Aug. 31, 2014, respectively. The fair value of the total long-term debt was $8,432 million and $7,928 million as of Feb. 28, 2015, and Aug. 31, 2014, respectively. See Note 12 — Fair Value Measurements — for additional information.

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
The following tables set forth by level Monsanto’s assets and liabilities disclosed at fair value on a recurring basis as of Feb. 28, 2015, and Aug. 31, 2014. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Feb. 28, 2015, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$2,319	$—	$—	$2,319
Available-for-sale securities	20	32	—	52
Derivative assets related to:
Foreign currency contracts	—	50	—	50
Commodity contracts	7	15	—	22
Total Assets at Fair Value	$2,346	$97	$—	$2,443
Liabilities at Fair Value:
Short-term debt instruments	$—	$240	$106	$346
Long-term debt instruments(1)	—	8,432	—	8,432
Derivative liabilities related to:
Foreign currency contracts	—	12	—	12
Commodity contracts	33	46	—	79
Interest rate contracts	—	71	—	71
Total Liabilities at Fair Value	$33	$8,801	$106	$8,940

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

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
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
For the six months ended Feb. 28, 2015, and Feb. 28, 2014, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Feb. 28, 2015, and Aug. 31, 2014. The following table summarizes the change in fair value of the Level 3 liability for the six months ended Feb. 28, 2015.

(Dollars in millions)
Balance Aug. 31, 2014(1)	$136
Accretion expense	7
Payments	(7)
Effect of foreign currency translation adjustments	(30)
Balance Feb. 28, 2015(1)	$106

(1)	Includes 300,000 mandatorily redeemable shares outstanding with a par value of $347 and $447 as of Feb. 28, 2015, and Aug. 31, 2014, respectively.
There were no significant measurements of assets or liabilities to their implied fair value on a nonrecurring basis during the six months ended Feb. 28, 2015, and Feb. 28, 2014.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Feb. 28, 2015, and Aug. 31, 2014.
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

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 13.	FINANCIAL INSTRUMENTS
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 18 months for foreign currency hedges and 42 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $58 million is expected to be reclassified from accumulated other comprehensive loss into earnings. During the three and six months ended Feb. 28, 2015, and Feb. 28, 2014, no cash flow hedges were discontinued.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three and six months ended Feb. 28, 2015, and Feb. 28, 2014.
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
Financial instruments are neither held nor issued by the company for trading purposes.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The notional amounts of the company’s derivative instruments outstanding as of Feb. 28, 2015, and Aug. 31, 2014, were as follows:

	As of
(Dollars in millions)	Feb. 28, 2015	Aug. 31, 2014
Derivatives Designated as Hedges:
Foreign exchange contracts	$405	$585
Commodity contracts	822	626
Interest rate contracts	900	—
Total Derivatives Designated as Hedges	$2,127	$1,211
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,404	$2,054
Commodity contracts	142	272
Interest rate contracts	124	160
Total Derivatives Not Designated as Hedges	$1,670	$2,486

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of Feb. 28, 2015
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$—	$(6)	$(6)	$6	$—
Total trade receivables, net	—	(6)	(6)	6	—	$2,357	$2,357
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	40	—	40	—	40
Derivatives not designated as hedges:
Foreign exchange contracts	10	—	10	—	10
Commodity contracts	15	—	15	—	15
Total miscellaneous receivables	65	—	65	—	65	646	711
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	3	(30)	(27)	27	—
Total other current assets	3	(30)	(27)	27	—	269	269
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other assets	4	(4)	—	—	—	811	811
Total Asset Derivatives	$72	$(40)	$32	$33	$65
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$6	$(6)	$—	$—	$—
Total trade receivables, net	6	(6)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	30	(30)	—	—	—
Total other current assets	30	(30)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other assets	4	(4)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	27	—	27	—	27
Interest rate contracts	71	—	71	—	71
Derivatives not designated as hedges:
Foreign exchange contracts	12	—	12	—	12
Total miscellaneous short-term accruals	110	—	110	—	110	$681	$791
Other liabilities
Derivatives designated as hedges:
Commodity contracts	12	—	12	—	12
Total other liabilities	12	—	12	—	12	315	327
Total Liability Derivatives	$162	$(40)	$122	$—	$122

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2014
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$—	$(10)	$(10)	$10	$—
Total trade receivables, net	—	(10)	(10)	10	—	$2,014	$2,014
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	5	—	5	—	5
Derivatives not designated as hedges:
Foreign exchange contracts	4	—	4	—	4
Commodity contracts	13	—	13	—	13
Total miscellaneous receivables	22	—	22	—	22	795	817
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(57)	(53)	53	—
Derivatives not designated as hedges:
Commodity contracts(1)	19	(1)	18	—	18
Total other current assets	23	(58)	(35)	53	18	187	205
Other assets
Derivatives designated as hedges
Foreign exchange contracts	2	—	2	—	2
Commodity contracts(1)	—	(19)	(19)	19	—
Total other assets	2	(19)	(17)	19	2	807	809
Total Asset Derivatives	$47	$(87)	$(40)	$82	$42
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$10	$(10)	$—	$—	$—
Total trade receivables, net	10	(10)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	57	(57)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total other current assets	58	(58)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	19	(19)	—	—	—
Total other assets	19	(19)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	6	—	6	—	6
Commodity contracts	3	—	3	—	3
Derivatives not designated as hedges:
Foreign exchange contracts	13	—	13	—	13
Total miscellaneous short-term accruals	22	—	22	—	22	$940	$962
Other liabilities
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other liabilities	1	—	1	—	1	341	342
Total Liability Derivatives	$110	$(87)	$23	$—	$23

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
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

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)
	Three Months Ended		Three Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014	Feb. 28, 2015	Feb. 28, 2014
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(3)			$1	$(12)	Cost of goods sold
Commodity contracts(4)			4	—	Other expense, net
Cash flow hedges:
Foreign currency contracts	$20	$4	7	4	Net sales
Foreign currency contracts	12	(1)	1	—	Cost of goods sold
Commodity contracts(5)	(32)	18	(44)	(10)	Cost of goods sold
Interest rate contracts	(57)	—	(3)	(3)	Interest expense
Total Derivatives Designated as Hedges	(57)	21	(34)	(21)
Derivatives Not Designated as Hedges:
Foreign currency contracts(6)			(55)	3	Other expense, net
Commodity contracts			4	1	Net sales
Commodity contracts			(2)	2	Cost of goods sold
Total Derivatives Not Designated as Hedges			(53)	6
Total Derivatives	$(57)	$21	$(87)	$(15)

(1)	Accumulated other comprehensive income (AOCI) (loss).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Loss on fair value hedges includes a loss of less than $1 million and $2 million from ineffectiveness during the three months ended Feb. 28, 2015, and Feb. 28, 2014, respectively.

(4)	Loss on fair value hedges includes a gain of $4 million from ineffectiveness during the three months ended Feb. 28, 2015.

(5)
Loss on commodity cash flow hedges includes a gain of less than $1 million and a loss of $1 million from ineffectiveness for the three months ended Feb. 28, 2015, and Feb. 28, 2014, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Feb. 28, 2015, and Feb. 28, 2014.

(6)
Loss and gain on foreign currency contracts not designated as hedges is offset by foreign currency transaction gain of $56 million and loss of $60 million during the three months ended Feb. 28, 2015, and Feb. 28, 2014, respectively.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)
	Six Months Ended		Six Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014	Feb. 28, 2015	Feb. 28, 2014
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(3)			$(1)	$(14)	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$39	$2	14	2	Net sales
Foreign currency contracts	21	(4)	1	—	Cost of goods sold
Commodity contracts(4)	(43)	(43)	(47)	(13)	Cost of goods sold
Interest rate contracts(5)	(71)	(2)	(6)	(6)	Interest expense
Total Derivatives Designated as Hedges	(54)	(47)	(39)	(31)
Derivatives Not Designated as Hedges:
Foreign currency contracts(6)			(115)	25	Other expense, net
Commodity contracts			6	3	Net sales
Commodity contracts			1	7	Cost of goods sold
Total Derivatives Not Designated as Hedges			(108)	35
Total Derivatives	$(54)	$(47)	$(147)	$4

(1)	Accumulated other comprehensive income (AOCI) (loss).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Loss on fair value hedges includes a loss of less than $1 million and $3 million from ineffectiveness during the six months ended Feb. 28, 2015, and Feb. 28, 2014, respectively.

(4)
Loss on commodity cash flow hedges includes a gain of less than $1 million and a loss of $2 million from ineffectiveness for the six months ended Feb. 28, 2015, and Feb. 28, 2014, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the six months ended Feb. 28, 2015, and Feb. 28, 2014.

(5)	Loss on interest rate cash flow hedges includes a loss of less than $1 million from ineffectiveness for the six months ended Feb. 28, 2014.

(6)
Loss and gain on foreign currency contracts not designated as hedges is offset by foreign currency transaction gain of $107 million and loss of $101 million during the six months ended Feb. 28, 2015, and Feb. 28, 2014, respectively.

Several of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $105 million and $11 million as of Feb. 28, 2015, and Aug. 31, 2014, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Feb. 28, 2015, and Aug. 31, 2014, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
The company sells a broad range of agricultural products to a diverse group of customers throughout the world. In the United States, the company makes substantial sales to relatively few large wholesale customers. The company’s business is highly seasonal, and is subject to weather conditions that affect commodity prices and seed yields. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize the risk of loss. Collateral is secured when it is deemed appropriate by the company.
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
Most of Monsanto’s U.S. employees hired prior to July 8, 2012 are covered by noncontributory pension plans sponsored by the company. Effective July 8, 2012, the U.S. pension plan was closed to new entrants; there were no significant changes to the U.S. pension plan for eligible employees hired prior to that date. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits and health care and other postretirement benefits include the following components:

	Three Months Ended Feb. 28, 2015			Three Months Ended Feb. 28, 2014
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$16	$4	$20	$15	$3	$18
Interest Cost on Benefit Obligation	22	2	24	23	2	25
Assumed Return on Plan Assets	(38)	(3)	(41)	(34)	(2)	(36)
Amortization of Unrecognized Net Loss (Gain)	13	2	15	15	(1)	14
Curtailment and Settlement Charge	—	—	—	—	1	1
Total Net Periodic Benefit Cost	$13	$5	$18	$19	$3	$22

	Six Months Ended Feb. 28, 2015			Six Months Ended Feb. 28, 2014
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$32	$7	$39	$30	$6	$36
Interest Cost on Benefit Obligation	44	4	48	46	4	50
Assumed Return on Plan Assets	(76)	(6)	(82)	(69)	(4)	(73)
Amortization of Unrecognized Net Loss	26	4	30	31	—	31
Curtailment and Settlement Charge	—	1	1	—	2	2
Total Net Periodic Benefit Cost	$26	$10	$36	$38	$8	$46
Monsanto did not make any cash contributions to its U.S. qualified plan in the six month period ended Feb. 28, 2015. In the six months ended Feb. 28, 2014, Monsanto contributed $30 million to its U.S. qualified plan. Monsanto contributed $15 million and $12 million to plans outside the United States for the six month periods ended Feb. 28, 2015, and Feb. 28, 2014, respectively.
As of Feb. 28, 2015, management does not expect to make any cash contributions to the company's U.S. Qualified Pension Plan during the remainder of fiscal year 2015.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014	Feb. 28, 2015	Feb. 28, 2014
Service Cost for Benefits Earned During the Period	$2	$1	$4	$4
Interest Cost on Benefit Obligation	2	1	3	4
Amortization of Unrecognized Net Gain	(1)	(4)	(2)	(8)
Total Net Periodic Benefit Cost	$3	$(2)	$5	$—

NOTE 15.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and six months ended Feb. 28, 2015, and Feb. 28, 2014, respectively. Stock-based compensation cost capitalized in inventory was $3 million as of both Feb. 28, 2015, and Aug. 31, 2014.

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014	Feb. 28, 2015	Feb. 28, 2014
Cost of Goods Sold	$2	$2	$4	$4
Selling, General and Administrative Expenses	22	23	47	43
Research and Development Expenses	8	5	16	10
Pre-Tax Stock-Based Compensation Expense	32	30	67	57
Income Tax Benefit	(11)	(10)	(21)	(19)
Net Stock-Based Compensation Expense	$21	$20	$46	$38
The following table summarizes stock-based compensation activity for and as of the six months ended Feb. 28, 2015. Monsanto Stock Plans include employees under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012, and employees under The Climate Corporation 2006 Stock Plan, as amended on Oct. 30, 2013. The Director Plan includes members of the Board of Directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan.

	Monsanto Stock Plans		Director Plan
	Stock Options	Restricted Stock Units	Deferred Stock	Restricted Stock
Granted	1,717,780	589,928	17,518	3,307
Weighted-average grant date fair value per share	$24.37	$109.45	$115.65	$115.65
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable (in millions)	$74.2	$123.0	$1.0	$0.5
Remaining weighted-average period of expense recognition/requisite service periods (in years)	2.2	2.4	0.5	1.3

NOTE 16.	CAPITAL STOCK
In June 2014, the company announced a two-year repurchase program of up to $10 billion of the company's common stock. As of Feb. 28, 2015, the company had approximately $4.4 billion remaining under the June 2014 share repurchase program, which includes the $1.2 billion value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the accelerated share repurchase ("ASR") agreements as noted below, under the June 2014 program.
On July 1, 2014, Monsanto entered into uncollared ASR agreements with each of JPMorgan Chase Bank, N.A. (“JPMorgan”) and Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR agreements, the company agreed to purchase approximately $6.0 billion of Monsanto common stock, in total. On July 7, 2014, JPMorgan and Goldman Sachs delivered to Monsanto approximately 38.6 million shares in total based on then-current market prices, and Monsanto paid a total of $6.0 billion. The payments to JPMorgan and Goldman Sachs were recorded as a reduction to shareowners' equity, consisting of a $4.8 billion increase in treasury stock, which reflects the value of the 38.6 million shares received upon initial settlement, and a $1.2 billion decrease in additional contributed capital, which reflects the value of the stock held back by JPMorgan and Goldman Sachs

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

pending final settlement of the ASR agreements. The final number of shares of Monsanto common stock the company may receive, or may be required to remit, upon settlement under the ASR agreements will be based upon the average daily volume weighted-average price of Monsanto common stock during the term of the ASR agreements, less a negotiated discount. Final settlement of each ASR agreement is expected to occur by the end of the third quarter of 2015 and may occur earlier at the option of JPMorgan and Goldman Sachs. The terms of the ASR agreements are subject to adjustment if Monsanto were to enter into or announce certain types of transactions that may affect the company's stock. If Monsanto is obligated to make an adjustment payment to either or both of JPMorgan or Goldman Sachs under the ASR agreements, the company may elect to satisfy such obligation in cash or in shares of Monsanto common stock. The ASR agreements were entered into pursuant to share repurchase programs announced in June 2013 and in June 2014 and were funded by the July 2014 debt issuance disclosed in Note 11 — Debt and Other Credit Arrangements.
Subsequent to Feb. 28, 2015, the company's July 1, 2014 ASR agreement with Goldman Sachs was completed in accordance with the terms of the agreement. Upon settlement, Goldman Sachs delivered to the company an additional 6.6 million shares of Monsanto common stock for a total of approximately 25.9 million shares repurchased at an aggregate cost of $3.0 billion. On Apr. 1, 2015, JPMorgan notified the company of the termination of the July 1, 2014 ASR agreement between the company and JPMorgan, in accordance with the terms of the agreement. The noticed stated JPMorgan will deliver to the company an additional 6.6 million shares of Monsanto common stock for a total of approximately 25.9 million shares repurchased at an aggregate cost of $3.0 billion.

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain on Available-for-Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive (Loss) Income
Balance as of Aug. 31, 2013	$(831)	$8	$(115)	$(340)	$(1,278)
Other comprehensive income (loss) before reclassifications	100	—	(69)	88	119
Amounts reclassified from accumulated other comprehensive loss	—	(3)	17	31	45
Net current-period other comprehensive income (loss)	100	(3)	(52)	119	164
Balance as of Aug. 31, 2014	$(731)	$5	$(167)	$(221)	$(1,114)
Other comprehensive loss before reclassifications	(1,105)	—	(27)	—	(1,132)
Amounts reclassified from accumulated other comprehensive loss	—	—	23	20	43
Net current-period other comprehensive (loss) income	(1,105)	—	(4)	20	(1,089)
Balance as of Feb. 28, 2015	$(1,836)	$5	$(171)	$(201)	$(2,203)

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings.

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014	Feb. 28, 2015	Feb. 28, 2014	Affected Line Item in the Statements of Consolidated Operations
Net Unrealized Gain on Available for Sale Securities:
Impairment	$—	$1	$—	$1	Other (income) expense, net
	—	1	—	1	Total before income taxes
	—	—	—	—	Income tax provision
	$—	$1	$—	$1	Net of tax
Cash Flow Hedges:
Foreign Exchange Contracts	$(7)	$(4)	$(14)	$(2)	Net sales
Foreign Exchange Contracts	(1)	—	(1)	—	Cost of goods sold
Commodity Contracts	44	10	47	13	Cost of goods sold
Interest Rate Contracts	3	3	6	6	Interest expense
	39	9	38	17	Total before income taxes
	(15)	(3)	(15)	(6)	Income tax provision
	$24	$6	$23	$11	Net of tax
Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$5	$3	$11	$6	Inventory/Cost of goods sold(1)
Amortization of Unrecognized Net Loss	11	7	21	17	Selling, general and administrative expenses
	16	10	32	23	Total before income taxes
	(6)	(4)	(12)	(9)	Income tax provision
	$10	$6	$20	$14	Net of tax
Total Reclassifications For The Period	$34	$13	$43	$26	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $5 million and $3 million of net periodic benefit cost to inventory, of which approximately $2 million was recognized in cost of goods sold during each of the three months ended Feb. 28, 2015, and Feb. 28, 2014, respectively. The company recorded $11 million and $6 million of net periodic benefit cost to inventory, of which approximately $8 million and $6 million was recognized in cost of goods sold during the six months ended Feb. 28, 2015, and Feb. 28, 2014, respectively. See Note 14 — Postretirement Benefits - Pensions, Health Care and Other — for additional information.

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

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended		Six Months Ended
(Shares in millions)	Feb. 28, 2015	Feb. 28, 2014	Feb. 28, 2015	Feb. 28, 2014
Weighted-Average Number of Common Shares	483.4	524.8	483.9	525.9
Dilutive Potential Common Shares	4.7	5.5	4.9	5.7
Antidilutive Potential Common Shares	1.7	1.7	3.3	1.8
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	—	—	0.1	0.1

NOTE 19.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Six Months Ended
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014
Interest	$177	$80
Taxes	316	233
During the six months ended Feb. 28, 2015, and Feb. 28, 2014, the company recorded the following noncash investing and financing transactions:

•
As of Feb. 28, 2015, and Feb. 28, 2014, the company recognized noncash capital expenditures of $70 million and $74 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

•
In second quarter 2015 and 2014, the board of directors declared a dividend which is payable in third quarter 2015 and 2014, respectively. As of Feb. 28, 2015, and Feb. 28, 2014, a dividend payable of $238 million and $226 million, respectively, was recorded.

NOTE 20.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent, Pharmacia LLC ("Pharmacia") or its former subsidiary, Solutia, Inc. ("Solutia") is a party but that we manage and for which we are responsible. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $270 million and $291 million as of Feb. 28, 2015, and Aug. 31, 2014, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014.
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

•
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2014, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2014, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. ("Allen") v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. ("Akzo Nobel"). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
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
Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Latin America and Europe can be found in Note 4 — Customer-Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2014. Disclosures regarding these guarantees made by Monsanto can be found in Note 25 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014.
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

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
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
Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, biotechnology platforms and precision agriculture. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The Agricultural Productivity reportable segment consists of the Agricultural Productivity operating segment. EBIT is defined as earnings before interest and taxes and is an operating performance measure for the two reportable segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on the segment’s relative contribution to total Monsanto operations. Allocation percentages remain consistent for fiscal years 2014 and 2015.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014	Feb. 28, 2015	Feb. 28, 2014
Net Sales(1)
Corn seed and traits	$2,912	$3,414	$3,840	$4,468
Soybean seed and traits	883	820	1,279	1,087
Cotton seed and traits	30	49	113	186
Vegetable seeds	207	219	362	376
All other crops seeds and traits	146	146	205	207
Total Seeds and Genomics	$4,178	$4,648	$5,799	$6,324
Agricultural productivity	1,019	$1,184	2,268	2,651
Total Agricultural Productivity	$1,019	$1,184	$2,268	$2,651
Total	$5,197	$5,832	$8,067	$8,975

Gross Profit
Corn seed and traits	$1,877	$2,253	$2,402	$2,903
Soybean seed and traits	608	539	885	707
Cotton seed and traits	20	28	78	120
Vegetable seeds	94	96	158	164
All other crops seeds and traits	78	77	95	104
Total Seeds and Genomics	$2,677	$2,993	$3,618	$3,998
Agricultural productivity	362	454	832	1,012
Total Agricultural Productivity	$362	$454	$832	$1,012
Total	$3,039	$3,447	$4,450	$5,010

EBIT(2)(3)
Seeds and Genomics	$1,822	$2,055	$1,865	$2,159
Agricultural Productivity	221	308	605	758
Total	$2,043	$2,363	$2,470	$2,917

Depreciation and Amortization Expense
Seeds and Genomics	$149	$140	$299	$271
Agricultural Productivity	31	30	63	61
Total	$180	$170	$362	$332

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under U.S. GAAP. EBIT is an operating performance measure for the two reportable segments.

(3)
Agricultural Productivity EBIT includes income from operations of discontinued businesses of $11 million and $37 million for the three and six months ended Feb. 28, 2015, respectively. Agricultural Productivity EBIT includes income from operations of discontinued businesses of $8 million and $22 million for the three and six months ended Feb. 28, 2014, respectively.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income for each period is as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014	Feb. 28, 2015	Feb. 28, 2014
EBIT(1)	$2,043	$2,363	$2,470	$2,917
Interest Expense — Net	64	17	141	46
Income Tax Provision(2)	554	676	661	833
Net Income Attributable to Monsanto Company	$1,425	$1,670	$1,668	$2,038

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interests.

(2)	Includes the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014. Financial information for the first six months of fiscal year 2015 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 21 — Segment Information — for a reconciliation of EBIT to net income for the three and six months ended Feb. 28, 2015 and Feb. 28, 2014.
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

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

Executive Summary
Consolidated Operating Results — Net sales decreased $635 million, or 11 percent, in the three-month comparison and decreased $908 million, or 10 percent, in the six-month comparison. The primary contributors to the decreases in the three and six-month comparisons were decreases in corn seed and traits and agricultural productivity, offset by an increase in soybean seed and traits. The decrease in corn seed and traits was driven by lower volumes in key regions, a timing shift in our Channel business in the United States and lower projected planted acres in the U.S. The decrease in agricultural productivity was driven by lower volumes resulting from a shift to branded products which impacts timing of shipments. The increase in soybean seed and traits was driven by increased sales of Intacta RR2 PRO, primarily in Brazil, and increased anticipated acres in the United States.
Net income attributable to Monsanto Company in the first half of 2015 was $3.41 per share, compared with $3.83 per share in the first half of 2014.
Financial Condition, Liquidity and Capital Resources — At Feb. 28, 2015, working capital was $5,227 million compared with $6,499 million at Feb. 28, 2014, a decrease of $1,272 million, and compared with $4,563 million at Aug. 31, 2014, an increase of $664 million. For a detailed discussion of the factors affecting the working capital comparison, see the "Working Capital and Financial Condition" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In the first half of 2015, net cash provided by operating activities was $1,518 million compared with $1,846 million in the first half of 2014. Net cash required by investing activities was $532 million in the first half of 2015 compared with $1,556 million in the first half of 2014. Free cash flow was an inflow of $986 million in the first half of 2015 compared with an inflow of $290 million in the first half of 2014. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
At Feb. 28, 2015, our debt-to-capital ratio was 52 percent compared with 50 percent at Aug. 31, 2014. The 2 percentage point increase from Aug. 31, 2014, was due to an increase in short-term debt related to commercial paper borrowings and a decrease in shareowners' equity resulting from treasury stock purchases, partially offset by earnings, during the first half of fiscal year 2015.
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

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
(Dollars in millions, except per share amounts)	Feb. 28, 2015	Feb. 28, 2014	Change	Feb. 28, 2015	Feb. 28, 2014	Change
Net Sales	$5,197	$5,832	(11)%	$8,067	$8,975	(10)%
Cost of goods sold	2,158	2,385	(10)%	3,617	3,965	(9)%
Gross Profit	3,039	3,447	(12)%	4,450	5,010	(11)%
Operating Expenses:
Selling, general and administrative expenses	647	625	4%	1,227	1,214	1%
Research and development expenses	372	404	(8)%	784	813	(4)%
Total Operating Expenses	1,019	1,029	(1)%	2,011	2,027	(1)%
Income from Operations	2,020	2,418	(16)%	2,439	2,983	(18)%
Interest expense	92	40	130%	207	93	123%
Interest income	(28)	(23)	22%	(66)	(47)	40%
Other (income) expense, net	(6)	61	(110)%	9	81	(89)%
Income from Continuing Operations Before Income Taxes	1,962	2,340	(16)%	2,289	2,856	(20)%
Income tax provision	550	672	(18)%	650	824	(21)%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,412	1,668	(15)%	1,639	2,032	(19)%
Discontinued Operations:
Income from operations of discontinued businesses	11	8	38%	37	22	68%
Income tax provision	4	4	—%	14	9	56%
Income from Discontinued Operations	7	4	75%	23	13	77%
Net Income	$1,419	$1,672	(15)%	$1,662	$2,045	(19)%
Less: Net (loss) income attributable to noncontrolling interest	(6)	2	(400)%	(6)	7	(186)%
Net Income Attributable to Monsanto Company	$1,425	$1,670	(15)%	$1,668	$2,038	(18)%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.90	$3.15	(8)%	$3.36	$3.81	(12)%
Income from discontinued operations	0.02	—	NM	0.05	0.02	150%
Net Income Attributable to Monsanto Company	$2.92	$3.15	(7)%	$3.41	$3.83	(11)%
NM = Not Meaningful

Effective Tax Rate	28%	29%		28%	29%

Comparison as a Percent of Net Sales:
Cost of goods sold	42%	41%		45%	44%
Gross profit	58%	59%		55%	56%
Selling, general and administrative expenses	12%	11%		15%	14%
Research and development expenses	7%	7%		10%	9%
Total operating expenses	20%	18%		25%	23%
Income from continuing operations before income taxes	38%	40%		28%	32%
Net income attributable to Monsanto Company	27%	29%		21%	23%

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

Second Quarter Fiscal Year 2015
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:
Net sales decreased $635 million, or 11 percent, in second quarter 2015 from the same quarter a year ago. Our Seeds and Genomics segment net sales decreased $470 million, and our Agricultural Productivity segment net sales decreased $165 million in the three-month comparison.
The following table presents the percentage changes in second quarter 2015 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effects of volume, price and currency:

	Second Quarter 2015 Percentage Change in Net Sales vs. Second Quarter 2014
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(8)%	—%	(2)%	(10)%
Agricultural Productivity Segment	(7)%	(5)%	(2)%	(14)%
Total Monsanto Company	(8)%	(1)%	(2)%	(11)%
Cost of goods sold for the total company decreased $227 million in the three-month comparison. Cost of goods sold as a percent of net sales for the total company increased 1 percentage point to 42 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales remained consistent at 36 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales increased 2 percentage points to 64 percent.
The following table represents the percentage changes in second quarter 2015 worldwide cost of goods sold by segment compared with cost of goods sold in the prior-year quarter, including the effects of volume, costs and currency:

	Second Quarter 2015 Percentage Change in Cost of Goods Sold vs. Second Quarter 2014
	Volume	Costs	Currency	Total
Seeds and Genomics Segment	(6)%	—%	(3)%	(9)%
Agricultural Productivity Segment	(7)%	(2)%	(1)%	(10)%
Total Monsanto Company	(6)%	(1)%	(3)%	(10)%
Gross profit decreased $408 million in the three-month comparison. Gross profit as a percent of net sales for the total company decreased 1 percentage point to 58 percent in the second quarter 2015. Our Seeds and Genomics segment gross profit as a percent of net sales remained consistent at 64 percent, and our Agricultural Productivity segment gross profit as a percent of net sales decreased 2 percentage points to 36 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses decreased $10 million in second quarter 2015 compared to the prior-year comparable quarter. In the second quarter of fiscal year 2015, SG&A expenses increased $22 million primarily due to increased activity related to The Climate Corporation and the BioAg Alliance, offset by lower incentive accruals. In the second quarter of fiscal year 2015, R&D decreased $32 million primarily due to lower incentive accruals, offset by increased investments in our new growth platforms. As a percent of net sales, SG&A expenses increased 1 percentage point to 12 percent, and R&D expenses remained consistent at 7 percent for the second quarter of 2015.
Interest expense increased $52 million in second quarter 2015 compared to the prior-year comparable quarter. The increase was primarily the result of the $4.5 billion debt issuance that occurred in July 2014.
Other (income) expense — net decreased $67 million in the second quarter of 2015 . The decrease was primarily the result of prior period foreign currency losses largely related to the Argentine peso.
Income tax provision was $550 million in second quarter 2015, a decrease of $122 million from the prior-year quarter, primarily as a result of the decrease in pretax income and higher discrete tax benefits. The effective tax rate decreased to 28 percent from 29 percent in second quarter 2014. Without the impact of discrete tax adjustments, our effective tax rate for second quarter 2015 would have been comparable to the second quarter 2014 rate.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

First Half of Fiscal Year 2015
The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2015 and 2014 income from continuing operations:
Net sales decreased $908 million in the first half of 2015 from the same period a year ago. Our Seeds and Genomics segment net sales decreased $525 million, and our Agricultural Productivity segment net sales decreased $383 million.
The following table presents the percentage changes in the first half of 2015 worldwide net sales by segment compared with net sales in the prior-year first half, including the effects of volume, price and currency:

	First Half 2015 Percentage Change in Net Sales vs. First Half 2014
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(8)%	2%	(2)%	(8)%
Agricultural Productivity Segment	(10)%	(3)%	(1)%	(14)%
Total Monsanto Company	(8)%	—%	(2)%	(10)%
Cost of goods sold decreased $348 million in the first half of 2015 from the same period a year ago. Cost of goods sold as a percent of net sales for the total company increased 1 percentage point to 45 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales increased 1 percentage point to 38 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales increased 1 percentage point to 63 percent.
The following table represents the percentage changes in the first half of 2015 worldwide cost of goods sold by segment compared with cost of goods sold in the first half of prior-year, including the effects of volume, costs and currency:

	First Half 2015 Percentage Change in Cost of Goods Sold vs. First Half 2014
	Volume	Costs	Currency	Total
Seeds and Genomics Segment	(5)%	2%	(3)%	(6)%
Agricultural Productivity Segment	(9)%	(2)%	(1)%	(12)%
Total Monsanto Company	(7)%	—%	(2)%	(9)%
Gross profit decreased $560 million in the first half of 2015. Gross profit as a percent of net sales for the total company decreased 1 percentage point to 55 percent in the first half of 2015. Our Seeds and Genomics segment gross profit as a percent of net sales decreased 1 percentage point to 62 percent, and our Agricultural Productivity segment gross profit as a percent of net sales decreased 1 percentage point to 37 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses decreased $16 million in the first half of 2015 from the prior-year comparable period. In the six-month comparison, SG&A expenses increased $13 million primarily because of our increased investment in additional growth platforms, including the acquisition of The Climate Corporation. R&D expenses decreased $29 million due to lower incentive accruals, offset by increased investments in our new growth platforms. As a percent of net sales, SG&A expenses increased 1 percentage point to 15 percent, and R&D expenses increased 1 percentage point to 10 percent.
Interest expense increased $114 million in the first half of 2015 compared to the prior-year comparable period. The increase was primarily the result of the $1 billion debt issuance that occurred in November 2013 and the $4.5 billion debt issuance that occurred in July 2014.
Other (income) expense — net decreased $72 million in the first half of 2015. The decrease was primarily the result of prior period foreign currency losses largely related to the Argentine peso.
Income tax provision was $650 million in the first half of 2015, a decrease of $174 million from the prior-year comparable period, primarily as a result of the decrease in pretax income and higher discrete tax benefits. The effective tax rate decreased to 28 percent from 29 percent in the prior year comparable period. Without the impact of discrete tax adjustments, our effective tax rate for the first half of 2015 would have been comparable to the first half of 2014 rate.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014	Change	Feb. 28, 2015	Feb. 28, 2014	Change
Net Sales
Corn seed and traits	$2,912	$3,414	(15)%	$3,840	$4,468	(14)%
Soybean seed and traits	883	820	8%	1,279	1,087	18%
Cotton seed and traits	30	49	(39)%	113	186	(39)%
Vegetable seeds	207	219	(5)%	362	376	(4)%
All other crops seeds and traits	146	146	—%	205	207	(1)%
Total Net Sales	$4,178	$4,648	(10)%	$5,799	$6,324	(8)%
Gross Profit
Corn seed and traits	$1,877	$2,253	(17)%	$2,402	$2,903	(17)%
Soybean seed and traits	608	539	13%	885	707	25%
Cotton seed and traits	20	28	(29)%	78	120	(35)%
Vegetable seeds	94	96	(2)%	158	164	(4)%
All other crops seeds and traits	78	77	1%	95	104	(9)%
Total Gross Profit	$2,677	$2,993	(11)%	$3,618	$3,998	(10)%
EBIT(1)	$1,822	$2,055	(11)%	$1,865	$2,159	(14)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2015
Net Sales for the Seeds and Genomics segment decreased $470 million in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. The net sales decrease of $502 million in corn seed and traits was primarily driven by volume decreases in the United States due to a shift in timing in the Channel business and lower projected planted acres and unfavorable foreign currency changes. This decrease was partially offset by a net sales increase of $63 million in soybean seed and traits, which was driven by increased pricing and Roundup Ready 2 Yield royalties in the United States and increased acres in Brazil resulting from the fiscal year 2014 launch of Intacta RR2 PRO.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $154 million, or 9 percent, to $1,501 million in the second quarter 2015 compared to $1,655 million in the second quarter 2014. The decrease was primarily the result of lower volumes in the corn seed and trait business in the United States and foreign currency changes.
Gross profit for the Seeds and Genomics segment decreased $316 million in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. Gross profit as a percent of net sales for the segment remained consistent at 64 percent in the second quarter of 2015 compared to the second quarter of 2014. Gross profit for corn seed and traits decreased by 17 percent due to lower volumes in the United States and unfavorable currency changes. Gross profit for soybean seed and traits increased 13 percent due to increased pricing and Roundup Ready 2 Yield royalties in the United States and increased acres in Brazil from Intacta RR2 PRO.
Seeds and Genomics Financial Performance — First Half Fiscal Year 2015
Net Sales for the Seeds and Genomics segment decreased $525 million in the first half of fiscal year 2015 compared to the first half of fiscal year 2014. The net sales decrease of $628 million in corn seed and traits was primarily driven by volume decreases in the United States due to a shift in timing in the Channel business, lower planted acres in all key regions and unfavorable foreign currency changes. The net sales decrease of $73 million in cotton seed and traits was driven primarily by lower planted area in Australia due to lower water availability. The net sales decreases were partially offset by a net sales increase of $192 million in soybean seed and traits, which was driven by increased acres in Brazil resulting from the fiscal year 2014 launch of Intacta RR2 PRO, and by increased anticipated acres and Roundup Ready 2 Yield royalties in the United States.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $145 million, or 6 percent, to $2,181 million in the first half of 2015 compared to $2,326 million in the first half of 2014. The decrease in corn seed and traits was primarily the result of lower sales volumes in the

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

United States and foreign currency changes offset by higher cost of goods in South America. Cost of goods in the soybean seed and trait business increased due to increased volumes in Brazil and the United States.
Gross profit for the Seeds and Genomics segment decreased $380 million in the first half of fiscal year 2015 compared to the first half of fiscal year 2014. Gross profit as a percent of net sales for the segment decreased 1 percentage point to 62 percent in the first half of fiscal year 2015 compared to the first half of fiscal year 2014. Gross profit for corn seed and traits decreased 17 percent compared to the 14 percent decrease in net sales due to lower volumes and higher cost of goods in South America. Gross profit for soybean seed and traits increased 25 percent compared to the 18 percent increase in net sales primarily due to the increase in trait revenue in the United States and Brazil. Gross profit for cotton seed and traits decreased 35 percent compared to the 39 percent decrease in net sales primarily due to the lower Australia revenue as noted in the net sales discussion.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014	Change	Feb. 28, 2015	Feb. 28, 2014	Change
Net Sales
Agricultural productivity	$1,019	$1,184	(14)%	$2,268	$2,651	(14)%
Total Net Sales	$1,019	$1,184	(14)%	$2,268	$2,651	(14)%
Gross Profit
Agricultural productivity	$362	$454	(20)%	$832	$1,012	(18)%
Total Gross Profit	$362	$454	(20)%	$832	$1,012	(18)%
EBIT(1)	$221	$308	(28)%	$605	$758	(20)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2015
Net sales in our Agricultural Productivity segment decreased $165 million in the second quarter of 2015 compared to the second quarter of 2014 primarily due to decreased sales of Roundup and other glyphosate-based herbicides. This decrease was due to lower volumes in our global supply business resulting from a shift to branded products, in addition to decreased volumes of Roundup and other glyphosate-based herbicides, primarily in Brazil and Australia. Roundup sales also decreased due to lower average net selling prices in the second quarter of 2015 when compared to the second quarter of 2014.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $73 million, or 10 percent, in the second quarter of 2015 to $657 million compared to $730 million in the second quarter of 2014. Roundup and other glyphosate-based herbicides cost of goods sold declined from the lower sales volume when compared to the second quarter of 2014.

The net sales and cost of goods sold discussed above resulted in $92 million lower gross profit in the second quarter of 2015 compared to the second quarter of 2014. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased 2 percentage points to 36 percent in the second quarter of 2015 compared to 38 percent in the second quarter of 2014.
Agricultural Productivity Financial Performance — First Half Fiscal Year 2015
Net sales in our Agricultural Productivity segment decreased $383 million in the first half of 2015 compared to the first half of 2014 primarily due to lower volumes in our global supply business resulting from a shift to branded products, in addition to decreased volumes of Roundup and other glyphosate-based herbicides, primarily in Brazil and Australia.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $203 million, or 12 percent, in the first half of 2015 to $1,436 million compared to $1,639 million in the first half of 2014. Roundup and other glyphosate-based herbicides cost of goods sold decreased primarily as a result of the lower sales volumes discussed above.

The net sales and cost of goods sold discussed above resulted in $180 million lower gross profit in the first half of 2015. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased 1 percentage point to 37 percent in 2015,

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

primarily due to decreased Roundup and other glyphosate-based herbicides average net selling prices in the first half of 2015 when compared to the first half of 2014.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of		As of Aug. 31,
(Dollars in millions, except current ratio)	Feb. 28, 2015	Feb. 28, 2014	2014
Cash and Cash Equivalents(1)	$2,732	$3,805	$2,367
Trade Receivables, Net(1)	2,357	2,515	2,014
Inventory, Net	3,978	3,692	3,597
Other Current Assets(2)	1,632	1,538	1,697
Total Current Assets	$10,699	$11,550	$9,675
Short-Term Debt, including current portion of long-term debt(1)	$346	$104	$233
Accounts Payable(1)	785	847	1,111
Accrued Liabilities(1)(3)	4,341	4,100	3,768
Total Current Liabilities	$5,472	$5,051	$5,112
Working Capital(4)	$5,227	$6,499	$4,563
Current Ratio(4)	1.96:1	2.29:1	1.89:1

(1)	May include restrictions as a result of variable interest entities. See the Statements of Consolidated Financial Position and Note 5 — Variable Interest Entities — for more information.

(2)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

(3)
Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable and miscellaneous short-term accruals.

(4)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Feb. 28, 2015, compared with Aug. 31, 2014: Working capital increased $664 million, or 15 percent, between Aug. 31, 2014, and Feb. 28, 2015, primarily because of the following factors:

•
Inventory, net increased $381 million between respective periods primarily because of higher production yield for corn seed combined with lower sales volume, seasonality of our U.S. corn and soybean seed businesses in which the fall harvest of seed products occurs in the first quarter of the fiscal year resulting in a higher inventory balances, and higher crop protection inventory due to an inventory build and timing of shipments for branded products. These increases were partially offset by foreign currency devaluations.

•
Cash and cash equivalents increased $365 million between respective periods primarily because of the debt issuance that occurred in the second quarter of fiscal year 2015, collections on customer prepayments and $169 million of commercial paper borrowings. The increase was offset by treasury share repurchases, dividends paid and foreign currency devaluations during the first half of fiscal year 2015.

•
Trade receivables, net increased $343 million between respective periods primarily due to normal ongoing sales activity because of the seasonality of our business and timing of customer prepayments, offset by foreign currency devaluation.

•	Accounts payable decreased $326 million between respective periods due to timing of payments and foreign currency devaluations.
These increases to working capital between Feb. 28, 2015, and Aug. 31, 2014, were partially offset by the following factors:

•	Accrued liabilities increased $573 million between respective periods due to the following fluctuations:

◦	Deferred revenues increased $603 million between respective periods because of customer prepayments that occur in the first half of the fiscal year on which we have yet to deliver.

◦	Income taxes payable increased $427 million between respective periods due to the seasonality of our U.S. business and the timing of tax payments.

◦
Grower production accruals increased $143 million between respective periods due to corn and soybean deliveries in advance of the U.S. commercial selling season as a result of the seasonality of our business.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

These increases in accrued liabilities were offset primarily by the following decreases:

◦
Accrued compensation and benefits decreased $259 million between respective periods due to the payment of annual employee incentive awards during the first quarter of fiscal year 2015, offset by current year incentive accruals.

◦	Miscellaneous short-term accruals decreased $171 million between respective periods due to the timing of payments to a U.S. customer financing program for which we are the administrator.

◦	Accrued marketing programs decreased $131 million between respective periods primarily because of the seasonality, delayed timing of Channel sales and the timing of payouts.

•	Short-term debt, including the current portion of long-term debt increased $113 million primarily due to $169 million of commercial paper borrowings outstanding at Feb. 28, 2015.

•	Other current assets decreased $65 million between respective periods primarily due to the following fluctuations:

◦	Miscellaneous receivables decreased $106 million due to decreases in income tax receivables and currency fluctuations.

◦	Short-term investments decreased $40 million due to less commercial paper investment given our recent strategic investment activity and funding of operations.
These decreases in other current assets were partially offset by a $64 million increase in other current assets between respective periods due to higher prepaid taxes.
Feb. 28, 2015, compared with Feb. 28, 2014: Working capital decreased $1,272 million between Feb. 28, 2014, and Feb. 28, 2015, primarily because of the following factors:

•
Cash and cash equivalents decreased $1,073 million between respective periods primarily due to $1.5 billion of cash and $4.5 billion of debt issued in July 2014 being used to fund the $6.0 billion accelerated share repurchase agreements in fiscal year 2014, which is discussed below.

•
Short-term debt increased $242 million between respective periods due to $169 million of commercial paper outstanding and the recognition of mandatorily redeemable shares related to a consolidated variable interest entity.

•	Accrued liabilities increased $241 million between respective periods due to the following fluctuations:

◦	Accrued marketing programs increased $245 million between respective periods due to the timing of crop protection sales in the U.S. and the timing of payouts.

◦	Deferred revenues increased $178 million between respective periods due to the timing of customer prepayments and revenue related to the Channel business.
These increases in accrued liabilities were offset primarily by the following decreases:

◦	Income taxes payable decreased $104 million between respective periods due to lower income from continuing operations before income taxes.

◦	Accrued compensation and benefits decreased $93 million between respective periods due to lower current year incentive accruals.

•	Trade receivables, net decreased $158 million between respective periods due to lower sales and decreased customer prepayments.
These decreases to working capital between Feb. 28, 2015, and Feb. 28, 2014, were offset by the following factors:

•
Inventory, net increased $286 million primarily because of a higher production yield for corn seed compared to lower sales volume, and higher crop protection inventory due to an inventory build and timing of shipments for branded products. These increases were partially offset by foreign currency devaluations.

•	Other current assets increased $94 million between respective periods primarily due to the following fluctuations:

◦	Deferred tax assets increased $61 million between respective periods primarily due to an increase in accrued liabilities that are not deductible for tax until paid.

◦	Miscellaneous receivables increased $43 million primarily as a result of balances related to the BioAg Alliance.

◦	Other current assets increased $35 million between respective periods due to higher prepaid taxes.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

The increases in other current assets were offset by a decrease in short-term investments of $45 million due to less commercial paper investment given our recent strategic investment activity and funding of operations.
Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivable risk and to reduce our reliance on commercial paper borrowings. As of Feb. 28, 2015, the programs had $51 million in outstanding balances and we received $41 million of proceeds during the first half of fiscal year 2015 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $97 million as of Feb. 28, 2015. See Note 4 — Customer Financing Programs — for further discussion of these programs.
Cash Flow

	Six Months Ended
(Dollars in millions)	Feb. 28, 2015	Feb. 28, 2014
Net Cash Provided by Operating Activities	$1,518	$1,846
Net Cash Required by Investing Activities	(532)	(1,556)
Free Cash Flow(1)	986	290
Net Cash Required by Financing Activities	(406)	(147)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(215)	(6)
Net Increase in Cash and Cash Equivalents	365	137
Cash and Cash Equivalents at Beginning of Period	2,367	3,668
Cash and Cash Equivalents at End of Period	$2,732	$3,805

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in Overview of MD&A for a further discussion).

Operating: The decrease in cash provided by continuing operations in the first six months of 2015 compared to the first six months of 2014 was primarily due to a decrease in net income for the first six months of 2015 compared to the first six months of 2014, in addition to working capital changes discussed above.
Investing: The decrease in cash required by investing activities in the first six months of 2015 compared to the first six months of 2014 was primarily due to the acquisition of The Climate Corporation in the first quarter of fiscal year 2014 as discussed below. No similar transactions occurred in the first six months of fiscal year 2015.
Financing: The increase in cash required by financing activities in the first six months of 2015 compared to the first six months of 2014 was primarily due to lower proceeds from long-term debt issuances, partially offset by decreased treasury stock purchases and increased commercial paper borrowings in 2015.
Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	Feb. 28, 2015	Feb. 28, 2014	2014
Short-Term Debt	$346	$104	$233
Long-Term Debt	7,894	3,051	7,528
Total Monsanto Company Shareowners’ Equity	7,659	13,678	7,875
Debt-to-Capital Ratio(1)	52%	19%	50%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had $169 million of commercial paper borrowings outstanding at Feb. 28, 2015.
Share Repurchases: In June 2014, the company announced a two-year repurchase program of up to $10 billion of the company's common stock. As of Feb. 28, 2015, we had approximately $4.4 billion remaining under the June 2014 share repurchase program, which includes the $1.2 billion value of the stock held back by JPMorgan Chase Bank, N.A. (“JPMorgan”) and Goldman, Sachs & Co. (“Goldman Sachs”) pending final settlement of the accelerated share repurchase (ASR) agreements as

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

noted below, under the June 2014 program. We expect to incur significant additional long-term and short-term debt, in addition to our cash resources, to fund the share repurchases and for other general corporate purposes.
On July 1, 2014, we entered into uncollared ASR agreements with each of JPMorgan and Goldman Sachs. Under the ASR agreements, we agreed to purchase approximately $6.0 billion of Monsanto common stock, in total. On July 7, 2014, JPMorgan and Goldman Sachs delivered to us approximately 38.6 million shares in total based on then-current market prices, and we paid a total of $6.0 billion. The payments to JPMorgan and Goldman Sachs were recorded as a reduction to shareowners' equity, consisting of a $4.8 billion increase in treasury stock, which reflects the value of the 38.6 million shares received upon initial settlement, and a $1.2 billion decrease in additional contributed capital, which reflects the value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the ASR agreements. The final number of shares of Monsanto common stock that we may receive, or may be required to remit, upon settlement under the ASR agreements will be based upon the average daily volume weighted-average price of Monsanto common stock during the term of the ASR agreements, less a negotiated discount. Final settlement of each ASR agreement is expected to occur by the end of the third quarter of 2015, and may occur earlier at the option of JPMorgan and Goldman Sachs. The terms of the ASR agreements are subject to adjustment if we were to enter into or announce certain types of transactions that may affect our stock. If we are obligated to make an adjustment payment to either or both of JPMorgan or Goldman Sachs under the ASR agreements, we may elect to satisfy such obligation in cash or in shares of Monsanto common stock. The ASR agreements were entered into pursuant to share repurchase programs announced in June 2013 and June 2014.
Subsequent to Feb. 28, 2015, our July 1, 2014 ASR agreement with Goldman Sachs was completed in accordance with the terms of the agreement. Upon settlement, Goldman Sachs delivered to us an additional 6.6 million shares of our common stock for a total of approximately 25.9 million shares repurchased at an aggregate cost of $3.0 billion. On Apr. 1, 2015, JPMorgan notified us of the termination of the July 1, 2014 ASR agreement between us and JPMorgan, in accordance with the terms of the agreement. The noticed stated JPMorgan will deliver to us an additional 6.6 million shares of Monsanto common stock for a total of approximately 25.9 million shares repurchased at an aggregate cost of $3.0 billion.
We have a $2.5 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Apr. 1, 2016. As of Feb. 28, 2015, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants. Subsequent to Feb. 28, 2015, we signed a new credit facility agreement with a group of banks that provides a $3.0 billion senior unsecured revolving credit facility through Mar. 27, 2020.
In January 2015, we issued $365 million senior notes with two banks. The net proceeds are expected to be used for general corporate purposes, which may include share repurchases and capital expenditures.
At Feb. 28, 2015, our debt-to-capital ratio was 52 percent compared with 50 percent at Aug. 31, 2014, and 19 percent at Feb. 28, 2014. The 2 percentage point increase from Aug. 31, 2014 was due to a decrease in shareowners' equity resulting from treasury stock purchases, partially offset by earnings, in the first half of fiscal year 2015. The 33 percentage point increase from Feb. 28, 2014 was primarily driven by an increase in long-term debt due to the $4.5 billion debt issuance in July 2014, and a decrease in shareowners' equity resulting from treasury stock purchases. These factors were partially offset by an increase in shareowners' equity as a result of earnings.
We held cash and cash equivalents and short-term investments of $2,732 million and $2,407 million at Feb. 28, 2015 and Aug. 31, 2014, respectively, of which $1,180 million and $2,023 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.4 billion of the $4.8 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2014. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.
Dividends: In the first half of fiscal year 2015, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payable Date	To Shareowners of Record as of:
Feb. 28, 2015	Jan. 30, 2015	49 cents	April 24, 2015	April 2, 2015
Feb. 28, 2015	Dec. 8, 2014	49 cents	Jan. 30, 2015	Jan. 9, 2015
Capital Expenditures: We expect fiscal year 2015 cash required by investing to be $1.0 billion to $1.1 billion, with the capital expenditures component primarily allocated towards the seeds and genomics segment and growth platforms.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

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
In South America, we expect to operate our business model of collecting on the sale of certified seeds, a point-of-delivery payment system (Intacta RR2 PRO soybeans) and our indemnification collection system (Bollgard cotton), to capture value on Intacta RR2 PRO soybeans and Bollgard cotton crops grown there. To achieve this, we are pursuing grower and grain handler agreements to ensure we will be compensated for providing the technology. Most of the grain handlers have enrolled in the point-of-delivery system. Intacta RR2 PRO technology has been fully approved by Brazil, Argentina and export markets, and we are currently selling that technology in Brazil and Argentina. We intend to expand the number of soybean varieties available in South America containing the Intacta RR2PRO technology and to broaden our commercial launch in Argentina to cover the main production areas. Following an adverse ruling from a panel of five judges in the Brazilian Superior Court of Justice denying our term correction for the first generation Roundup Ready patent term to 2014, we deferred collection of royalties for first generation Roundup Ready soybeans in Brazil until a final decision is reached by the courts. The Supreme Court of Brazil has granted certiorari of the patent term correction case. We do not plan to collect on first generation Roundup Ready soybeans in Argentina.
Our international traits businesses, in particular, are likely to continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic and political environments. Longer term, income is expected to grow in South America as farmers choose to plant more of our approved traits in soybeans, corn and cotton. The agricultural economy in Brazil and Argentina could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil and Argentina against such volatility. Growth in India's cotton germplasm and traits business continues to be impacted principally by government controlled pricing and uncertainties in the regulatory approval process for new trait introductions.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

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
Following is an update to certain quantitative and qualitative disclosures about market risk relating to foreign currency fluctuations previously disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014.
Foreign Currency Fluctuations: Monsanto transacts business in various foreign currencies other than the U.S. dollar, principally the European euro, Brazil real, Argentine peso, Canadian dollar and Mexican peso, which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. In managing foreign currency risk, we focus on reducing the volatility in consolidated cash flows and earnings caused by fluctuations in exchange rates. We may use foreign currency forward exchange contracts, foreign currency options and economic hedges to manage the net

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

currency exposure, in accordance with established hedging policies. We may hedge recorded commercial transaction exposures, intercompany loans, net investments in foreign subsidiaries and forecasted transactions.
The company’s significant hedged positions included the European euro, the Mexican peso, the Brazilian real, the Canadian dollar, the Australian dollar and the Argentine peso. The total notional amount of foreign currency derivative instruments designated as hedges and not designated as hedges at Feb. 28, 2015 was $1.809 billion, representing a settlement asset of $38 million. All of these derivatives were hedges of anticipated transactions, translation exposure, or existing assets or liabilities, and mature within 18 months. For all derivative positions, we evaluated the effects of a 10 percent shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. Unfavorable currency movements of 10 percent would negatively affect the fair values of the derivatives held to hedge currency exposures by $70 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
The company held cash and cash equivalents and short-term investments of $2.732 billion at Feb. 28, 2015, of which $1.180 billion was held by foreign entities. For all non-U.S. dollar denominated cash held by foreign entities, we evaluated the effects of a 10 percent shift in exchanges between those currencies and the U.S. dollar, holding all other assumptions constant. Unfavorable currency movements of 10 percent would negatively affect the fair values of cash and cash equivalents and short-term investments by $107 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Feb. 28, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Feb. 28, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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

Governmental Proceedings and Undertakings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2014, on May 25, 2011, the EPA issued a Notice of Violation to us, alleging violations of federal environmental release reporting requirements at our phosphorous manufacturing plant in Soda Springs, Idaho. On April 1, 2015, the U.S. District Court for Idaho entered a stipulation of settlement and judgment resolving this matter and obliging us to pay a penalty that is not material.

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
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2015 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 2014:
Dec. 1, 2014, through Dec. 31, 2014	533,272	(3)	$120.00	533,245	$4,523,198,401
January 2015:
Jan. 1, 2015, through Jan. 31, 2015	600,763	(3)	$118.34	600,736	$4,452,107,465
February 2015:
Feb. 1, 2015, through Feb. 28, 2015	492,077	(3)	$122.28	492,050	$4,391,941,855
Total	1,626,112		$120.07	1,626,031	$4,391,941,855

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)
The approximate dollar value of shares that may yet be purchased under the plans or programs is reduced by $1.2 billion that reflects the aggregate value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the company's accelerated share repurchase agreements with those firms per Note 16 — Capital Stock.

(3)	Includes 27 shares withheld for taxes on restricted stock.
In June 2014, the company announced a two-year share repurchase program of up to an additional $10 billion of the company's common stock. Purchases under this repurchase program commenced on July 1, 2014. There were no other publicly announced plans outstanding as of Feb. 28, 2015.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: April 2, 2015

MONSANTO COMPANY	SECOND QUARTER 2015 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
11	Omitted — see Note 18 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.