Form 10-Q
period 2015-05-31
MONSANTO CO /NEW/
filed 2015-06-25
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 467,834,595 shares of Common Stock, $0.01 par value, outstanding as of June 22, 2015.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
In the interests of our investors, and in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, this section of our report explains some of the important reasons that actual results may be materially different from those that we anticipate. In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions, including the potential combination with Syngenta AG as well as whether a potential combination will be entered into or completed and the expected benefits thereof; the anticipated benefits of recent acquisitions; the outcome of contingencies, such as litigation and the previously announced SEC investigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Overview — Executive Summary — Outlook,” “Seeds and Genomics Segment,” “Agricultural Productivity Segment,” “Financial Condition, Liquidity, and Capital Resources,” “Outlook,” “Critical Accounting Policies and Estimates” and “Legal Proceedings.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits and the previously announced SEC investigation; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; recent increases in and expected higher levels of indebtedness; the company’s ability to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; the possibility that a potential transaction with Syngenta will not be entered into or will be pursued on different terms and conditions, failure to obtain the necessary regulatory approvals or to satisfy any of the other conditions to a possible transaction, failure to realize the expected benefits thereof, or the impact of changes in business, financial, market, legal or other conditions; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2014.
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

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three and nine months ended May 31, 2015, and May 31, 2014, the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended May 31, 2015, and May 31, 2014, the Statements of Consolidated Financial Position as of May 31, 2015, and Aug. 31, 2014, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2015, and May 31, 2014, the Statements of Consolidated Shareowners’ Equity for the nine months ended May 31, 2015, and year ended Aug. 31, 2014, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net Sales	$4,579	$4,250	$12,646	$13,225
Cost of goods sold	1,843	1,919	5,460	5,884
Gross Profit	2,736	2,331	7,186	7,341
Operating Expenses:
Selling, general and administrative expenses	718	655	1,945	1,869
Research and development expenses	374	427	1,158	1,240
Total Operating Expenses	1,092	1,082	3,103	3,109
Income from Operations	1,644	1,249	4,083	4,232
Interest expense	96	42	303	135
Interest income	(18)	(17)	(84)	(64)
Other expense, net	10	3	19	84
Income from Continuing Operations Before Income Taxes	1,556	1,221	3,845	4,077
Income tax provision	401	341	1,051	1,165
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,155	$880	$2,794	$2,912
Discontinued Operations:
Income from operations of discontinued businesses	—	—	37	22
Income tax provision	—	—	14	9
Income from Discontinued Operations	—	—	23	13
Net Income	$1,155	$880	$2,817	$2,925
Less: Net income attributable to noncontrolling interest	14	22	8	29
Net Income Attributable to Monsanto Company	$1,141	$858	$2,809	$2,896
Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,141	$858	$2,786	$2,883
Income from discontinued operations	—	—	23	13
Net Income Attributable to Monsanto Company	$1,141	$858	$2,809	$2,896
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.41	$1.64	$5.81	$5.49
Income from discontinued operations	—	—	0.05	0.02
Net Income Attributable to Monsanto Company	$2.41	$1.64	$5.86	$5.51
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.39	$1.62	$5.75	$5.43
Income from discontinued operations	—	—	0.05	0.02
Net Income Attributable to Monsanto Company	$2.39	$1.62	$5.80	$5.45
Weighted Average Shares Outstanding:
Basic	472.8	524.3	479.5	525.4
Diluted	477.2	529.8	484.3	531.2
Dividends Declared per Share	$—	$—	$0.98	$0.86
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited (Dollars in millions)	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$1,141	$858	$2,809	$2,896
Other Comprehensive (Loss) Income, Net of Tax:
Foreign currency translation, net of tax of $18, $(22), $(12), and $(34), respectively	(287)	153	(1,393)	232
Postretirement benefit plan activity, net of tax of $6, $5, $18, and $14, respectively	10	8	30	22
Unrealized net (losses) gains on investment holdings, net of tax of $0, $(2), $0, and $3, respectively	—	(3)	—	5
Realized net gains on investment holdings, net of tax of $0, $(1), $0, and $(1), respectively	—	(1)	—	—
Unrealized net derivative (losses) gains, net of tax of $(25), $2, $(52), and $(14), respectively	(34)	6	(61)	(25)
Realized net derivative losses, net of tax of $8, $2, $23, and $8, respectively	11	2	34	13
Total Other Comprehensive (Loss) Income, Net of Tax	(300)	165	(1,390)	247
Comprehensive Income Attributable to Monsanto Company	$841	$1,023	$1,419	$3,143
Comprehensive Income Attributable to Noncontrolling Interests
Net Income Attributable to Noncontrolling Interests	14	22	8	29
Other Comprehensive (Loss) Income
Foreign currency translation	(1)	7	(2)	13
Total Other Comprehensive (Loss) Income	(1)	7	(2)	13
Comprehensive Income Attributable to Noncontrolling Interests	$13	$29	$6	$42
Total Comprehensive Income	$854	$1,052	$1,425	$3,185
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions, except share amounts)	As of
	May 31, 2015	Aug. 31, 2014
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2015: $106 and 2014: $118)	$1,179	$2,367
Short-term investments	28	40
Trade receivables, net (variable interest entity restricted - 2015: $9 and 2014: $39)	3,998	2,014
Miscellaneous receivables	877	817
Deferred tax assets	697	635
Inventory, net	3,625	3,597
Other current assets	185	205
Total Current Assets	10,589	9,675
Total property, plant and equipment	10,221	10,357
Less accumulated depreciation	5,357	5,275
Property, Plant and Equipment, Net (variable interest entity restricted - 2015: $2 and 2014: $2)	4,864	5,082
Goodwill	4,153	4,319
Other Intangible Assets, Net	1,432	1,554
Noncurrent Deferred Tax Assets	324	450
Long-Term Receivables, Net	19	92
Other Assets	878	809
Total Assets	$22,259	$21,981
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2015: $99 and 2014: $136)	$587	$233
Accounts payable (variable interest entity restricted - 2015: $36 and 2014: $25)	686	1,111
Income taxes payable	346	99
Accrued compensation and benefits (variable interest entity restricted - 2015: $1 and 2014: $1)	243	500
Accrued marketing programs	936	1,394
Deferred revenues	384	438
Grower production accruals	48	54
Dividends payable	1	239
Customer payable	12	82
Miscellaneous short-term accruals (variable interest entity restricted - 2015: $7 and 2014: $0)	854	962
Total Current Liabilities	4,097	5,112
Long-Term Debt	8,396	7,528
Postretirement Liabilities	327	345
Long-Term Deferred Revenue	54	47
Noncurrent Deferred Tax Liabilities	529	509
Long-Term Portion of Environmental and Litigation Liabilities	170	184
Other Liabilities	326	342
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 609,152,562 and 606,457,369 shares, respectively
Outstanding 468,579,556 and 485,261,017 shares, respectively	6	6
Treasury stock 140,573,006 and 121,196,352 shares, respectively, at cost	(11,953)	(10,032)
Additional contributed capital	11,439	10,003
Retained earnings	11,350	9,012
Accumulated other comprehensive loss	(2,504)	(1,114)
Total Monsanto Company Shareowners’ Equity	8,338	7,875
Noncontrolling Interest	22	39
Total Shareowners’ Equity	8,360	7,914
Total Liabilities and Shareowners’ Equity	$22,259	$21,981
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Nine Months Ended
	May 31, 2015	May 31, 2014
Operating Activities:
Net Income	$2,817	$2,925
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	538	507
Bad-debt expense	40	26
Stock-based compensation expense	91	87
Excess tax benefits from stock-based compensation	(40)	(55)
Deferred income taxes	(95)	37
Equity affiliate expense, net	4	1
Net gain on sales of a business or other assets	(3)	(5)
Other items	107	61
Changes in assets and liabilities that (required) provided cash, net of acquisitions:
Trade receivables, net	(2,200)	(2,368)
Inventory, net	(413)	(577)
Deferred revenues	24	(252)
Accounts payable and other accrued liabilities	(423)	176
Pension contributions	(23)	(57)
Other items	(454)	(135)
Net Cash (Required) Provided by Operating Activities	(30)	371
Cash Flows (Required) Provided by Investing Activities:
Purchases of short-term investments	(28)	(105)
Maturities of short-term investments	40	359
Capital expenditures	(701)	(688)
Acquisition of businesses, net of cash acquired	(8)	(922)
Purchases of long-term debt and equity securities	(30)	(12)
Technology and other investments	(37)	(388)
Other proceeds	5	22
Net Cash Required by Investing Activities	(759)	(1,734)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	15	(15)
Short-term debt proceeds	20	30
Short-term debt reductions	(36)	(1)
Long-term debt proceeds	1,171	999
Long-term debt reductions	(7)	(7)
Payments on other financing	—	(39)
Debt issuance costs	(12)	(8)
Treasury stock purchases	(705)	(914)
Stock option exercises	131	190
Excess tax benefits from stock-based compensation	40	55
Tax withholding on restricted stock and restricted stock units	(31)	(8)
Dividend payments	(709)	(679)
Payments to noncontrolling interests	(20)	(23)
Net Cash Required by Financing Activities	(143)	(420)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(256)	13
Net Decrease in Cash and Cash Equivalents	(1,188)	(1,770)
Cash and Cash Equivalents at Beginning of Period	2,367	3,668
Cash and Cash Equivalents at End of Period	$1,179	$1,898
See Note 19 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2013	$6	$(4,140)	$10,783	$7,188	$(1,278)	$169	$12,728
Net income	—	—	—	2,740	—	22	2,762
Other comprehensive income	—	—	—	—	164	10	174
Treasury stock purchases	—	(5,892)	(1,204)	—	—	—	(7,096)
Restricted stock withholding	—	—	(16)	—	—	—	(16)
Issuance of shares under employee stock plans	—	—	248	—	—	—	248
Net excess tax benefits from stock-based compensation	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	120	—	—	—	120
Cash dividends of $1.78 per common share	—	—	—	(916)	—	—	(916)
Recognition of redeemable shares of VIE	—	—	—	—	—	(134)	(134)
Payments to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance as of Aug. 31, 2014	$6	$(10,032)	$10,003	$9,012	$(1,114)	$39	$7,914
Net income	—	—	—	2,809	—	8	2,817
Other comprehensive loss	—	—	—	—	(1,390)	(2)	(1,392)
Treasury stock purchases	—	(1,921)	1,200	—	—	—	(721)
Restricted stock withholding	—	—	(24)	—	—	—	(24)
Issuance of shares under employee stock plans	—	—	131	—	—	—	131
Net excess tax benefits from stock-based compensation	—	—	37	—	—	—	37
Stock-based compensation expense	—	—	92	—	—	—	92
Cash dividends of $0.98 per common share	—	—	—	(471)	—	—	(471)
Acquisition of noncontrolling interest	—	—	—	—	—	(3)	(3)
Payments to noncontrolling interest	—	—	—	—	—	(20)	(20)
Balance as of May 31, 2015	$6	$(11,953)	$11,439	$11,350	$(2,504)	$22	$8,360

(1)	See Note 17 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive income (loss).
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014. Financial information for the first nine months of fiscal year 2015 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In April 2015, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" which provides explicit guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract.This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015. Monsanto must elect to adopt either retrospectively or prospectively, and early adoption is permitted. Accordingly, Monsanto is required to adopt this standard in the first quarter of fiscal year 2017. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In April 2015, the FASB issued accounting guidance, "Simplifying the Presentation of Debt Issuance Costs" which requires debt issuance costs related to a recognized debt liability to be presented in the statement of financial position as a direct deduction from the carrying amount of that debt. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015, with early adoption permitted for financial statements not yet issued. Accordingly, Monsanto is required to adopt this standard retrospectively in the first quarter of fiscal year 2017. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In February 2015, the FASB issued accounting guidance, "Amendments to the Consolidation Analysis" which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015. Accordingly, Monsanto is required to adopt this standard in the first quarter of fiscal year 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
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
Proposed Combination with Syngenta AG (“Syngenta”)
On May 8, 2015, Monsanto confirmed that the company had submitted a non-binding proposal to the Board of Directors of Syngenta AG (“Syngenta”) to combine with Syngenta for 449 CHF per Syngenta share, payable approximately 55 percent in stock and 45 percent in cash. This proposal was rejected by Syngenta, but Monsanto is continuing to consider options with respect to Syngenta. There can be no assurance that a potential transaction with Syngenta will be entered into, will be pursued on different terms and conditions or that any transaction will be consummated.
Business Combinations
2014 Acquisition: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California-based company. The Climate Corporation is a leading data analytics company with core capabilities around hyperlocal weather monitoring, weather simulation and agronomic modeling which has allowed it to develop risk management tools and agronomic decision support tools for growers. The acquisition combined The Climate Corporation's expertise in agriculture risk-management with Monsanto’s research and development ("R&D") capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The acquisition of the company qualifies as a business under the Business Combinations topic of the Accounting Standards Codification ("ASC"). The total fair value of the acquisition was $932 million, and the total cash paid for the

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
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
Monsanto has entered into various multiyear research, development, manufacturing and commercialization collaborations related to various activities including plant biotechnology and microbial solutions. Under these collaborations, Monsanto and the third parties participate in the R&D and/or manufacturing activities, and Monsanto generally has the primary responsibility for the commercialization of the collaboration products. The collaborations are accounted for in accordance with the Collaborative Arrangements topic of the ASC.

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer-financing programs as follows:

	As of
(Dollars in millions)	May 31, 2015	Aug. 31, 2014
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$123	$436
Maximum future payout under recourse provisions	4	21
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$25	$67
Maximum future payout under recourse provisions	6	34
Agreements with Lenders(3)
Outstanding balance	$86	$71
Maximum future payout under the guarantee	73	51
The gross amounts of receivables sold under transactions that qualify for sales treatment were:

	Gross Amounts of Receivables Sold
	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$114	$—	$118	$23
European and Latin American agreements to sell trade receivables(2)	6	7	43	17

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

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $315 million) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company's investment. Credit losses above Monsanto's investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC and as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities.
There were no significant recourse or non-recourse liabilities for all programs as of May 31, 2015, and Aug. 31, 2014. There were no significant delinquent loans for all programs as of May 31, 2015, and Aug. 31, 2014.

NOTE 5.	VARIABLE INTEREST ENTITIES
Monsanto has a financing program in Brazil that is recorded as a consolidated variable interest entity ("VIE"). For the most part, the VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. Third parties, primarily investment funds, held senior interest of 90 percent and 91 percent in the entity as of May 31, 2015, and Aug. 31, 2014, respectively, and Monsanto held the remaining ten percent and nine percent interest, respectively. The senior interests held by third parties are mandatorily redeemable shares and are included in short-term debt in the Statements of Consolidated Financial Position.
Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least nine percent and could be required to provide additional contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. Creditors have no recourse against Monsanto in the event of default by the VIE. The company’s financial or other support provided to the VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the VIE, the VIE was established to service transactions involving the company, and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIE. As a result, the company is the primary beneficiary of the VIE, and the VIE has been consolidated in Monsanto’s consolidated financial statements. The assets of the VIE may only be used to settle the obligations of the respective entity. Third-party investors in the VIE do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. Monsanto's maximum exposure to loss was $11 million and $13 million as of May 31, 2015, and Aug. 31, 2014, respectively. See Note 4 — Customer-Financing Programs — for additional information regarding the revolving financing arrangement.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Monsanto has entered into several agreements with third parties to establish entities to focus on research and development related to various activities including agricultural fungicides and biologicals for agricultural applications. All such entities are recorded as consolidated VIEs of Monsanto. Under each of the arrangements, Monsanto holds call options to acquire the majority of the equity interests in each VIE from the third-party owners. Monsanto will fund the operations of the VIEs in return for either additional equity interests or to retain the call options. The funding, which may total up to $118 million, will be provided in separate research phases if research milestones are met over the next several years. The VIEs were established to perform agricultural-based research and development activities for the benefit of Monsanto, and Monsanto provides all funding of the VIEs' activities. Further, Monsanto has the power to direct the activities most significant to the VIEs. As a result, Monsanto is the primary beneficiary of the VIEs and the VIEs have been consolidated in Monsanto's consolidated financial statements. Monsanto's maximum exposure to loss was $62 million and $43 million as of May 31, 2015, and Aug. 31, 2014, respectively, which includes the company's current investment in the VIEs, the funding required to be provided to the VIEs during the research phases and/or the initial consideration paid related to the call options. The third-party owners of the VIEs do not have recourse to the general assets of Monsanto beyond Monsanto's maximum exposure to loss at any given time relating to the VIEs.

NOTE 6.	RECEIVABLES
Trade receivables in the Statements of Consolidated Financial Position are net of allowances of $80 million and $72 million as of May 31, 2015, and Aug. 31, 2014, respectively.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $137 million and $136 million as of May 31, 2015, and Aug. 31, 2014, respectively, with a corresponding allowance for credit losses on these receivables of $125 million as of May 31, 2015, and Aug. 31, 2014. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net in the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long term based on estimated timing of collection.
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2013	$104
Incremental Provision	11
Recoveries	(4)
Write-offs	(15)
Other(1)	29
Balance as of Aug. 31, 2014	$125
Incremental Provision	2
Recoveries	(1)
Write-offs	(6)
Other(1)	5
Balance as of May 31, 2015	$125
(1)Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	May 31, 2015	Aug. 31, 2014
Finished Goods	$1,911	$1,591
Goods In Process	1,455	1,721
Raw Materials and Supplies	419	445
Inventory at FIFO Cost	3,785	3,757
Excess of FIFO over LIFO Cost	(160)	(160)
Total	$3,625	$3,597

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2015, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2014	$4,262	$57	$4,319
Effect of foreign currency translation and other adjustments	(161)	(5)	(166)
Balance as of May 31, 2015	$4,101	$52	$4,153
The fiscal year 2015 annual goodwill impairment test was performed as of Mar. 1, 2015, and no goodwill impairment existed as of that date. There were no events or circumstances indicating that goodwill might be impaired as of May 31, 2015.
Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2015			As of Aug. 31, 2014
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,075	$(743)	$332	$1,116	$(751)	$365
Acquired Intellectual Property	1,167	(550)	617	1,160	(507)	653
Trademarks	354	(149)	205	366	(142)	224
Customer Relationships	318	(207)	111	338	(204)	134
Other	183	(117)	66	181	(106)	75
Total Other Intangible Assets, Finite Lives	$3,097	$(1,766)	$1,331	$3,161	$(1,710)	$1,451
In Process Research & Development, Indefinite Lives	101	—	101	103	—	103
Total Other Intangible Assets	$3,198	$(1,766)	$1,432	$3,264	$(1,710)	$1,554
Total amortization expense of total other intangible assets was $34 million and $38 million for the three months ended May 31, 2015, and May 31, 2014, respectively, and $107 million and $98 million for the nine months ended May 31, 2015, and May 31, 2014, respectively.
The estimated intangible asset amortization expense for fiscal year 2015 through fiscal year 2019 is as follows:

(Dollars in millions)	Amount
2015	$152
2016	178
2017	174
2018	144
2019	132

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 9.	INVESTMENTS
As of May 31, 2015, Monsanto had short-term investments outstanding of $28 million. The balance represents cash which is contractually restricted as to withdrawal or usage. The restricted cash includes amounts held in escrow related to litigation settlements. As of Aug. 31, 2014, Monsanto had short-term investments outstanding of $40 million. The investment consisted of commercial paper with original maturities of one year or less. See Note 12 — Fair Value Measurements.
Monsanto has investments in long-term equity and debt securities, which are considered available for sale. As of May 31, 2015, and Aug. 31, 2014, these long-term equity and debt securities are recorded in other assets in the Statements of Consolidated Financial Position at a fair value of $52 million and $22 million, respectively. See Note 17 — Accumulated Other Comprehensive Loss.
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of May 31, 2015, and Aug. 31, 2014, these investments were recorded at $95 million and $91 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators.
No significant impairments were recorded on any investments for each of the three and nine months ended May 31, 2015, and May 31, 2014.

NOTE 10.	INCOME TAXES
Monsanto recorded a discrete tax benefit of $67 million in the first nine months of 2015, primarily as a result of favorable adjustments to our U.S. and Ex-U.S. tax returns filed during the year.

NOTE 11.	DEBT AND OTHER CREDIT ARRANGEMENTS
In June 2014, Monsanto filed a new shelf registration with the SEC (2014 shelf registration) that allows the company to issue an unlimited capacity of debt, equity and hybrid offerings. The 2014 shelf registration expires in June 2017.
In April 2015, Monsanto issued $300 million of 2.85% Senior Notes due in 2025 and $500 million of 3.95% Senior Notes due in 2045. In January 2015, Monsanto issued $365 million of 4.30% Senior Notes due in 2045. All notes were issued under the 2014 shelf registration. The net proceeds from the issuances are expected to be used for general corporate purposes, which may include share repurchases and capital expenditures.
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
As of Aug. 31, 2014, Monsanto had a credit facility agreement with a group of banks that provided a senior unsecured revolving credit facility through Apr. 1, 2016. In fiscal year 2015, Monsanto requested an increase in the overall borrowing limit pursuant to a provision in the credit agreement that allowed Monsanto to do so, and effective Sept. 30, 2014, the limit was increased from $2 billion to $2.5 billion. In March 2015, Monsanto replaced its $2.5 billion credit facility agreement with a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of May 31, 2015, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.
Monsanto's short-term debt instruments include the current portion of long-term debt, mandatorily redeemable shares of a VIE and notes payable to banks.
The fair value of total short-term debt was $591 million and $233 million as of May 31, 2015, and Aug. 31, 2014, respectively. The fair value of the total long-term debt was $8,458 million and $7,928 million as of May 31, 2015, and Aug. 31, 2014, respectively. See Note 12 — Fair Value Measurements — for additional information.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 12.	FAIR VALUE MEASUREMENTS
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
The following tables set forth by level Monsanto’s assets and liabilities disclosed at fair value on a recurring basis as of May 31, 2015, and Aug. 31, 2014. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at May 31, 2015, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$806	$—	$—	$806
Short-term investments	28	—	—	28
Available-for-sale securities	20	32	—	52
Derivative assets related to:
Foreign currency contracts	—	39	—	39
Commodity contracts	9	15	—	24
Interest rate contracts	—	1	—	1
Total Assets at Fair Value	$863	$87	$—	$950
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$492	$99	$591
Long-term debt instruments(1)	—	8,458	—	8,458
Derivative liabilities related to:
Foreign currency contracts	—	9	—	9
Commodity contracts	67	49	—	116
Interest rate contracts	—	1	—	1
Total Liabilities at Fair Value	$67	$9,009	$99	$9,175

(1)
Debt instruments are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2014, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$1,664	$—	$—	$1,664
Short-term investments	40	—	—	40
Equity securities	22	—	—	22
Derivative assets related to:
Foreign currency	—	11	—	11
Commodity contracts	20	16	—	36
Total Assets at Fair Value	$1,746	$27	$—	$1,773
Liabilities at Fair Value:
Short-term debt instruments	$—	$97	$136	$233
Long-term debt instruments(1)	—	7,928	—	7,928
Derivative liabilities related to:
Foreign currency	—	19	—	19
Commodity contracts	76	15	—	91
Total Liabilities at Fair Value	$76	$8,059	$136	$8,271

(1)
Long-term debt instruments are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

The company’s derivative contracts are measured at fair value, including forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and over-the-counter (OTC) instruments related primarily to agricultural commodities, energy and raw materials, interest rates and foreign currencies. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified as Level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets and are classified as Level 2. Interest rate contracts consist of interest rate swaps measured using broker or dealer quoted prices. When observable inputs are available for substantially the full term of the contract, it is classified as Level 2. Based on historical experience with the company’s suppliers and customers, the company’s own credit risk and knowledge of current market conditions, the company does not view nonperformance risk to be a significant input to the fair value for the majority of its forward commodity purchase and sale contracts. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the Statements of Consolidated Financial Position as a component of accumulated other comprehensive loss until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur. Changes in the fair value of derivatives are recognized in the Statements of Consolidated Operations as a component of net sales, cost of goods sold and other expense, net.
The company’s short-term investments may consist of commercial paper and cash which is contractually restricted as to withdrawal or usage. The company’s available-for-sale securities consist of equity securities of publicly traded equity investments and debt security investments in Argentine sovereign bonds. Commercial paper and publicly traded equity investments are valued using quoted market prices and are classified as Level 1. Contractually restricted cash may be held in an interest bearing account measured using prevailing interest rates and are classified as Level 1. The company's debt securities are classified as Level 2 and valued using broker or dealer quoted prices with a maturity greater than one year.
Short-term debt instruments may consist of commercial paper, current portion of long-term debt, mandatorily redeemable shares, and notes payable to banks. Commercial paper and notes payables to banks are recorded at amortized cost in the Statements of Consolidated Financial Position, which approximates fair value. Current portion of long-term debt is measured at fair value for disclosure purposes and determined based on current market yields for Monsanto's debt traded in the secondary market. Mandatorily redeemable shares are recorded in the Statements of Consolidated Financial Position at fair value, which represents the amount of cash the consolidated variable interest entity would pay if settlement occurred as of the respective reporting date. Fair value of the mandatorily redeemable shares of the variable interest entity is calculated using observable and unobservable inputs from an interest rate market in Brazil and stated contractual terms (a Level 3 measurement). See Note 11

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

— Debt and Other Credit Arrangements — for additional disclosures. Accretion expense is included in the Statements of Consolidated Operations as interest expense.
Long-term debt was measured at fair value for disclosure purposes and determined based on current market yields for Monsanto's debt traded in the secondary market.
For the nine months ended May 31, 2015, and May 31, 2014, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of May 31, 2015, and Aug. 31, 2014. The following table summarizes the change in fair value of the Level 3 liability for the nine months ended May 31, 2015.

(Dollars in millions)
Balance Aug. 31, 2014(1)	$136
Accretion expense	11
Payments	(7)
Effect of foreign currency translation adjustments	(41)
Balance May 31, 2015(1)	$99

(1)	Includes 300,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $315 and $447) as of May 31, 2015, and Aug. 31, 2014, respectively.
There were no significant measurements of assets or liabilities to their implied fair value on a nonrecurring basis during the nine months ended May 31, 2015, and May 31, 2014.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of May 31, 2015, and Aug. 31, 2014.
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

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 15 months for foreign currency hedges and 38 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $86 million is expected to be reclassified from accumulated other comprehensive loss into earnings. No cash flow hedges were discontinued during the three and nine months ended May 31, 2014. A pretax loss of $2 million during the three and nine months ended May 31, 2015, was reclassified into cost of goods sold in the Statements of Consolidated Operations as a result of the discontinuance of commodity cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three and nine months ended May 31, 2015, and May 31, 2014.
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of May 31, 2015, and Aug. 31, 2014, were as follows:

	As of
(Dollars in millions)	May 31, 2015	Aug. 31, 2014
Derivatives Designated as Hedges:
Foreign exchange contracts	$461	$585
Commodity contracts	863	626
Interest rate contracts	150	—
Total Derivatives Designated as Hedges	$1,474	$1,211
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,577	$2,054
Commodity contracts	216	272
Interest rate contracts	112	160
Total Derivatives Not Designated as Hedges	$1,905	$2,486

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of May 31, 2015
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$—	$(19)	$(19)	$19	$—
Total trade receivables, net	—	(19)	(19)	19	—	$3,998	$3,998
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	27	—	27	—	27
Derivatives not designated as hedges:
Foreign exchange contracts	11	—	11	—	11
Commodity contracts	15	—	15	—	15
Total miscellaneous receivables	53	—	53	—	53	824	877
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	9	(60)	(51)	51	—
Interest rate contracts(1)	1	(1)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	—	(1)	(1)	1	—
Total other current assets	10	(62)	(52)	52	—	185	185
Other assets
Derivatives designated as hedges:
Foreign exchange contracts	1	—	1	—	1
Commodity contracts(1)	—	(5)	(5)	5	—
Total other assets	1	(5)	(4)	5	1	877	878
Total Asset Derivatives	$64	$(86)	$(22)	$76	$54
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$19	$(19)	$—	$—	$—
Total trade receivables, net	19	(19)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	60	(60)	—	—	—
Interest rate contracts(1)	1	(1)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total other current assets	62	(62)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	5	(5)	—	—	—
Total other assets	5	(5)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	22	—	22	—	22
Derivatives not designated as hedges:
Foreign exchange contracts	9	—	9	—	9
Total miscellaneous short-term accruals	31	—	31	—	31	$823	$854
Other liabilities
Derivatives designated as hedges:
Commodity contracts	9	—	9	—	9
Total other liabilities	9	—	9	—	9	317	326
Total Liability Derivatives	$126	$(86)	$40	$—	$40

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

(1)
As allowed by the Derivatives and Hedging topic of the ASC, derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2014
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$—	$(10)	$(10)	$10	$—
Total trade receivables, net	—	(10)	(10)	10	—	$2,014	$2,014
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	5	—	5	—	5
Derivatives not designated as hedges:
Foreign exchange contracts	4	—	4	—	4
Commodity contracts	13	—	13	—	13
Total miscellaneous receivables	22	—	22	—	22	795	817
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(57)	(53)	53	—
Derivatives not designated as hedges:
Commodity contracts(1)	19	(1)	18	—	18
Total other current assets	23	(58)	(35)	53	18	187	205
Other assets
Derivatives designated as hedges
Foreign exchange contracts	2	—	2	—	2
Commodity contracts(1)	—	(19)	(19)	19	—
Total other assets	2	(19)	(17)	19	2	807	809
Total Asset Derivatives	$47	$(87)	$(40)	$82	$42
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$10	$(10)	$—	$—	$—
Total trade receivables, net	10	(10)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	57	(57)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total other current assets	58	(58)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	19	(19)	—	—	—
Total other assets	19	(19)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	6	—	6	—	6
Commodity contracts	3	—	3	—	3
Derivatives not designated as hedges:
Foreign exchange contracts	13	—	13	—	13
Total miscellaneous short-term accruals	22	—	22	—	22	$940	$962
Other liabilities
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other liabilities	1	—	1	—	1	341	342
Total Liability Derivatives	$110	$(87)	$23	$—	$23

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
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

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$10	$(10)	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$(2)	$(4)	10	2	Net sales
Foreign currency contracts	7	1	4	(2)	Cost of goods sold
Commodity contracts	(48)	11	(30)	(1)	Cost of goods sold
Interest rate contracts	(16)	—	(3)	(3)	Interest expense
Total Derivatives Designated as Hedges	(59)	8	(9)	(14)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			(3)	5	Other expense, net
Commodity contracts			(12)	(3)	Net sales
Commodity contracts			(1)	(2)	Cost of goods sold
Total Derivatives Not Designated as Hedges			(16)	—
Total Derivatives	$(59)	$8	$(25)	$(14)

(1)	Accumulated other comprehensive income (AOCI) (loss).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness included in current earnings is not significant during the three months ended May 31, 2015, and May 31, 2014. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended May 31, 2015, and May 31, 2014.

(4)
Loss and gain on foreign currency contracts not designated as hedges includes foreign currency transaction losses of $13 million and $12 million during the three months ended May 31, 2015, and May 31, 2014, respectively.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Nine Months Ended		Nine Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$9	$(24)	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$37	$(2)	24	4	Net sales
Foreign currency contracts	28	(3)	5	(2)	Cost of goods sold
Commodity contracts	(91)	(32)	(77)	(14)	Cost of goods sold
Interest rate contracts	(87)	(2)	(9)	(9)	Interest expense
Total Derivatives Designated as Hedges	(113)	(39)	(48)	(45)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			(118)	30	Other expense, net
Commodity contracts			(6)	—	Net sales
Commodity contracts			—	5	Cost of goods sold
Total Derivatives Not Designated as Hedges			(124)	35
Total Derivatives	$(113)	$(39)	$(172)	$(10)

(1)	Accumulated other comprehensive income (AOCI) (loss).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness included in current earnings is not significant during the nine months ended May 31, 2015, and May 31, 2014. No gains or losses were excluded from the assessment of hedge effectiveness during the nine months ended May 31, 2015, and May 31, 2014.

(4)
Loss and gain on foreign currency contracts not designated as hedges is offset by foreign currency transaction gain of $94 million and loss of $113 million during the nine months ended May 31, 2015, and May 31, 2014, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $29 million and $11 million as of May 31, 2015, and Aug. 31, 2014, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of May 31, 2015, and Aug. 31, 2014, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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

	Three Months Ended May 31, 2015			Three Months Ended May 31, 2014
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$16	$4	$20	$16	$2	$18
Interest Cost on Benefit Obligation	22	2	24	23	2	25
Assumed Return on Plan Assets	(38)	(3)	(41)	(35)	(2)	(37)
Amortization of Unrecognized Net Loss	13	2	15	16	1	17
Total Net Periodic Benefit Cost	$13	$5	$18	$20	$3	$23

	Nine Months Ended May 31, 2015			Nine Months Ended May 31, 2014
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$48	$11	$59	$46	$8	$54
Interest Cost on Benefit Obligation	66	6	72	69	6	75
Assumed Return on Plan Assets	(114)	(9)	(123)	(104)	(6)	(110)
Amortization of Unrecognized Net Loss	39	6	45	47	1	48
Curtailment and Settlement Charge	—	1	1	—	2	2
Total Net Periodic Benefit Cost	$39	$15	$54	$58	$11	$69
Monsanto did not make any cash contributions to its U.S. qualified plan in the nine month period ended May 31, 2015. In the nine months ended May 31, 2014, Monsanto contributed $32 million to its U.S. qualified plan. Monsanto contributed $18 million and $14 million to plans outside the United States for the nine month periods ended May 31, 2015, and May 31, 2014, respectively.
As of May 31, 2015, management does not expect to make any cash contributions to the company's U.S. Qualified Pension Plan during the remainder of fiscal year 2015.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Service Cost for Benefits Earned During the Period	$2	$1	$5	$6
Interest Cost on Benefit Obligation	1	1	4	5
Amortization of Unrecognized Net Gain	(1)	(3)	(3)	(11)
Total Net Periodic Benefit Cost	$2	$(1)	$6	$—

NOTE 15.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and nine months ended May 31, 2015, and May 31, 2014, respectively. Stock-based compensation cost capitalized in inventory was $3 million as of both May 31, 2015, and Aug. 31, 2014.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Cost of Goods Sold	$2	$2	$6	$6
Selling, General and Administrative Expenses	22	17	69	60
Research and Development Expenses	7	12	23	22
Pre-Tax Stock-Based Compensation Expense	31	31	98	88
Income Tax Benefit	(10)	(10)	(31)	(29)
Net Stock-Based Compensation Expense	$21	$21	$67	$59
The following table summarizes stock-based compensation activity for and as of the nine months ended May 31, 2015. Monsanto Stock Plans include employees under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012, and employees under The Climate Corporation 2006 Stock Plan, as amended on Oct. 30, 2013. The Director Plan includes members of the Board of Directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan.

	Monsanto Stock Plans		Director Plan
	Stock Options	Restricted Stock Units	Deferred Stock	Restricted Stock
Granted	1,726,580	724,409	17,518	3,307
Weighted-average grant date fair value per share	$24.37	$108.88	$115.65	$115.65
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable (in millions)	$60.9	$116.2	$0.5	$0.3
Remaining weighted-average period of expense recognition/requisite service periods (in years)	2.0	2.4	0.3	1.2

NOTE 16.	CAPITAL STOCK
In June 2014, the company announced a two-year repurchase program of up to $10 billion of the company's common stock. As of May 31, 2015, the company had approximately $4.2 billion remaining under the June 2014 share repurchase program.
On July 1, 2014, Monsanto entered into uncollared ASR agreements with each of JPMorgan Chase Bank, N.A. (“JPMorgan”) and Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR agreements, the company agreed to purchase approximately $6.0 billion of Monsanto common stock, in total. On July 7, 2014, JPMorgan and Goldman Sachs delivered to Monsanto approximately 38.6 million shares in total based on then-current market prices, and Monsanto paid a total of $6.0 billion. The payments to JPMorgan and Goldman Sachs were recorded as a reduction to shareowners' equity, consisting of a $4.8 billion increase in treasury stock, which reflected the value of the 38.6 million shares received upon initial settlement, and a $1.2 billion decrease in additional contributed capital, which reflected the value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the ASR agreements. On Mar. 19, 2015, the company's July 1, 2014 ASR agreement with Goldman Sachs was terminated in accordance with the terms of the agreement. Upon settlement, Goldman Sachs delivered to

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

the company an additional 6.6 million shares of Monsanto common stock for a total of approximately 25.9 million shares repurchased at an aggregate cost of $3.0 billion. On Mar. 31, 2015, the company's July 1, 2014 ASR agreement with JPMorgan was terminated in accordance with the terms of the agreement. Upon settlement, JPMorgan delivered to the company an additional 6.6 million shares of Monsanto common stock for a total of approximately 25.9 million shares repurchased at an aggregate cost of $3.0 billion. Upon completion of the ASR agreements, the $1.2 billion previously recorded as additional contributed capital was classified as treasury stock. The ASR agreements were entered into pursuant to share repurchase programs announced in June 2013 and in June 2014 and were funded primarily by the July 2014 debt issuance disclosed in Note 11 — Debt and Other Credit Arrangements.

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain on Available-for-Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive (Loss) Income
Balance as of Aug. 31, 2013	$(831)	$8	$(115)	$(340)	$(1,278)
Other comprehensive income (loss) before reclassifications	100	—	(69)	88	119
Amounts reclassified from accumulated other comprehensive loss	—	(3)	17	31	45
Net current-period other comprehensive income (loss)	100	(3)	(52)	119	164
Balance as of Aug. 31, 2014	$(731)	$5	$(167)	$(221)	$(1,114)
Other comprehensive loss before reclassifications	(1,393)	—	(61)	—	(1,454)
Amounts reclassified from accumulated other comprehensive loss	—	—	34	30	64
Net current-period other comprehensive (loss) income	(1,393)	—	(27)	30	(1,390)
Balance as of May 31, 2015	$(2,124)	$5	$(194)	$(191)	$(2,504)

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014	Affected Line Item in the Statements of Consolidated Operations
Available for Sale Securities:
Gain on Sale of Security	$—	$(2)	$—	$(2)	Other expense, net
Impairment	—	—	—	1	Other expense, net
	—	(2)	—	(1)	Total before income taxes
	—	1	—	1	Income tax provision
	$—	$(1)	$—	$—	Net of tax
Cash Flow Hedges:
Foreign Exchange Contracts	$(10)	$(2)	$(24)	$(4)	Net sales
Foreign Exchange Contracts	(4)	2	(5)	2	Cost of goods sold
Commodity Contracts	30	1	77	14	Cost of goods sold
Interest Rate Contracts	3	3	9	9	Interest expense
	19	4	57	21	Total before income taxes
	(8)	(2)	(23)	(8)	Income tax provision
	$11	$2	$34	$13	Net of tax
Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$5	$4	$16	$10	Inventory/Cost of goods sold(1)
Amortization of Unrecognized Net Loss	11	9	32	26	Selling, general and administrative expenses
	16	13	48	36	Total before income taxes
	(6)	(5)	(18)	(14)	Income tax provision
	$10	$8	$30	$22	Net of tax
Total Reclassifications For The Period	$21	$9	$64	$35	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $5 million and $4 million of net periodic benefit cost to inventory, of which approximately $2 million was recognized in cost of goods sold during each of the three months ended May 31, 2015, and May 31, 2014, respectively. The company recorded $16 million and $10 million of net periodic benefit cost to inventory, of which approximately $13 million and $10 million was recognized in cost of goods sold during the nine months ended May 31, 2015, and May 31, 2014, respectively. See Note 14 — Postretirement Benefits - Pensions, Health Care and Other — for additional information.

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

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended		Nine Months Ended
(Shares in millions)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Weighted-Average Number of Common Shares	472.8	524.3	479.5	525.4
Dilutive Potential Common Shares	4.4	5.5	4.8	5.8
Antidilutive Potential Common Shares	1.7	1.7	1.7	1.7
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	0.1	—	0.1	0.1

NOTE 19.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Nine Months Ended
(Dollars in millions)	May 31, 2015	May 31, 2014
Interest	$212	$118
Taxes	900	788
During the nine months ended May 31, 2015, and May 31, 2014, the company recorded the following noncash investing and financing transactions:

•
As of May 31, 2015, and May 31, 2014, the company recognized noncash capital expenditures of $93 million and $114 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

NOTE 20.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent, Pharmacia LLC ("Pharmacia") or its former subsidiary, Solutia, Inc. ("Solutia") is a party but that we manage and for which we are responsible. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $301 million and $291 million as of May 31, 2015, and Aug. 31, 2014, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014.
Litigation: The above liability includes amounts related to certain third-party litigation with respect to Monsanto’s business, as well as tort litigation related to Pharmacia’s former chemical business, including lawsuits involving polychlorinated biphenyls (PCBs), dioxins, and other chemical and premises liability litigation. Additional matters that are not reflected in the liability may arise in the future, and Monsanto may manage, settle, or pay judgments or damages with respect thereto in order to mitigate contesting potential liability. Following is a description of two of the more significant litigation matters.

•
The company has been named in personal injury lawsuits filed over several years on behalf of approximately 750 persons in state courts in St. Louis, Missouri and Los Angeles, California. The suits claim that plaintiffs’ various forms of non-Hodgkin lymphoma have been caused by their trace levels of PCBs allegedly manufactured by Pharmacia’s former chemical business over four decades ago, which entered the environment from a wide variety of end-use applications in products made by others. In May 2014, the first jury trial of such claims occurred in Los Angeles, resulting in a defense verdict in favor of Pharmacia. On June 2, 2015, the company initiated litigation styled Pharmacia LLC v. Grupo de Inversiones Suramercana S.A. as successor-in-interest to Compania Agricola de Seguros S.A. Bogata, Colombia, et al. in U.S. District Court, Eastern District of Texas, against several of its insurers and certain individuals seeking a declaration of insurance coverage for defense costs of the litigation and also asserting that any underlying injury claims are subject to federal preemption. While the company remains engaged in efforts to resolve the injury claims, the company believes it has meritorious legal and factual defenses to these cases and is vigorously defending them. The company is defending such claims under indemnity agreements resulting from its 2000 spinoff from Pharmacia and subsequent agreements under Solutia’s February 2008 plan of reorganization.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

•
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2014, and our Report on Form 10-Q for the quarterly periods ended Nov. 30, 2014, and Feb. 28, 2015, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. ("Allen") v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. ("Akzo Nobel"). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. ("Bibb") v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action for property damage and for medical monitoring. On Nov. 2, 2011, the court, in response to defense motions, entered an order decertifying the property class. After the trial for the Bibb medical monitoring class action began on Jan. 3, 2012, the parties reached a settlement in principle as to both the medical monitoring and the property class claims. The proposed settlement provides for a 30 year medical monitoring program consisting of a primary fund of up to $21 million and an additional fund of up to $63 million over the life of the program, and a three year property remediation plan with funding up to $9 million. On Feb. 24, 2012, the court preliminarily approved the parties’ proposed settlement. A fairness hearing was held on June 18, 2012, resulting in the trial court's final approval of the settlement. Certain plaintiffs objected to the approval of the settlement and appealed to the West Virginia Supreme Court of Appeals. On Nov. 22, 2013, the West Virginia Supreme Court of Appeals dismissed the appeal and upheld the fairness of the class action settlements. The objector filed a petition for writ of certiorari with the U.S. Supreme Court which was denied. The settlement is final and the parties have commenced performance of the terms of the settlement.

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
Other Contingencies: The staff of the SEC is conducting an investigation of financial reporting associated with our customer incentive programs for glyphosate products for the fiscal years 2009 and 2010, and Monsanto has received subpoenas in connection therewith. It is not reasonably possible to assess the outcome of the investigation at this time, but potential outcomes could include the filing of an enforcement proceeding and the imposition of civil penalties as well as non-monetary remedies, which may require the company to incur future costs. The company continues cooperating with the investigation, and has engaged in discussions concerning a resolution of this matter with the staff of the SEC. There can be no assurance that the

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

company's efforts to resolve the SEC’s investigation will be successful, and the company cannot predict the ultimate timing or the final terms of any settlement.
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
Off-Balance Sheet Arrangement: Monsanto is in the process of making a significant expansion of our Chesterfield, Missouri, facility. In December 2013, Monsanto executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements Monsanto has transferred the Chesterfield, Missouri, facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million, which enables the company to reduce the cost of constructing and operating the expansion by reducing certain state and local tax expenditures. Monsanto immediately leased the facility from the County of St. Louis and has an option to purchase the facility upon tendering the Industrial Revenue Bonds received to the County. The payments due to the company in relation to the Industrial Revenue Bonds and owed by the company in relation to the lease of the facilities qualify for the right of offset under ASC 210, Balance Sheet, in the Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded in the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facilities and the expansion are being treated as being owned by Monsanto.

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

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net Sales(1)
Corn seed and traits	$1,515	$1,303	$5,355	$5,771
Soybean seed and traits	835	816	2,114	1,903
Cotton seed and traits	371	401	484	587
Vegetable seeds	197	221	559	597
All other crops seeds and traits	275	299	480	506
Total Seeds and Genomics	$3,193	$3,040	$8,992	$9,364
Agricultural productivity	1,386	$1,210	3,654	3,861
Total Agricultural Productivity	$1,386	$1,210	$3,654	$3,861
Total	$4,579	$4,250	$12,646	$13,225

Gross Profit
Corn seed and traits	$947	$751	$3,349	$3,654
Soybean seed and traits	528	498	1,413	1,205
Cotton seed and traits	292	304	370	424
Vegetable seeds	87	107	245	271
All other crops seeds and traits	201	195	296	299
Total Seeds and Genomics	$2,055	$1,855	$5,673	$5,853
Agricultural productivity	681	476	1,513	1,488
Total Agricultural Productivity	$681	$476	$1,513	$1,488
Total	$2,736	$2,331	$7,186	$7,341

EBIT(2)(3)
Seeds and Genomics	$1,113	$898	$2,979	$3,057
Agricultural Productivity	494	313	1,098	1,071
Total	$1,607	$1,211	$4,077	$4,128

Depreciation and Amortization Expense
Seeds and Genomics	$144	$145	$442	$416
Agricultural Productivity	32	30	96	91
Total	$176	$175	$538	$507

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under U.S. GAAP. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $37 million and $22 million for the nine months ended May 31, 2015 and 2014, respectively.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income for each period is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
EBIT(1)	$1,607	$1,211	$4,077	$4,128
Interest Expense — Net	78	25	219	71
Income Tax Provision(2)	388	328	1,049	1,161
Net Income Attributable to Monsanto Company	$1,141	$858	$2,809	$2,896

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interests.

(2)	Includes the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.
NOTE 22. SUBSEQUENT EVENT
On June 5, 2015, the Board of Directors declared a quarterly dividend on its common shares of 49 cents per share. The dividend is payable on July 24, 2015, to shareowners of record on July 2, 2015.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014. Financial information for the first nine months of fiscal year 2015 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
Proposed Combination with Syngenta AG (“Syngenta”)
On May 8, 2015, we confirmed that we had submitted a non-binding proposal to the Board of Directors of Syngenta AG (“Syngenta”) to combine with Syngenta for 449 CHF per Syngenta share, payable approximately 55 percent in stock and 45 percent in cash. This proposal was rejected by Syngenta, but we are continuing to consider our options with respect to Syngenta. There can be no assurance that a potential transaction with Syngenta will be entered into, will be pursued on different terms and conditions or that any transaction will be consummated.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 21 — Segment Information — for a reconciliation of EBIT to net income for the three and nine months ended May 31, 2015, and May 31, 2014.
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

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

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
Executive Summary
Consolidated Operating Results — Net sales increased $329 million, or 8 percent, in the three-month comparison and decreased $579 million, or 4 percent, in the nine-month comparison. The primary contributors to the increase in the third quarter of 2015 are an increase in agricultural productivity due to the agreement with The Scotts Miracle Gro Company ("Scotts") entered into in the third quarter of 2015, which resulted in $274 million of upfront revenue accounted for as a perpetual license to intellectual property, and an increase in corn seed and traits due to the change in our Channel business model in the United States.
The primary contributors to the decrease in the nine-month comparison are decreases in corn seed and traits, cotton seed and traits and agricultural productivity, offset by an increase in soybean seed and traits. The decrease in corn seed and traits was driven by lower volumes in key regions primarily as a result of lower acres and unfavorable foreign currency changes, and the decrease in cotton seed and traits was driven by decreased planted area in Australia due to lower water availability. The decrease in agricultural productivity was driven by lower volumes, offset by the agreement with Scotts entered into in the third quarter. The increase in soybean seed and traits was driven by increased sales of Intacta RR2 PRO, primarily in Brazil, and increased Roundup Ready 2 Yield royalties in the United States.
Net income attributable to Monsanto Company in the first nine months of 2015 was $5.80 per share, compared with $5.45 per share in the first nine months of 2014.
Financial Condition, Liquidity and Capital Resources — At May 31, 2015, working capital was $6,492 million compared with $7,306 million at May 31, 2014, a decrease of $814 million, and compared with $4,563 million at Aug. 31, 2014, an increase of $1,929 million. For a detailed discussion of the factors affecting the working capital comparison, see the "Working Capital and Financial Condition" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In the first nine months of 2015, net cash required by operating activities was $30 million compared with net cash provided by operating activities of $371 million in the first nine months of 2014. Net cash required by investing activities was $759 million in the first nine months of 2015 compared with $1,734 million in the first nine months of 2014. Free cash flow was an outflow of $789 million in the first nine months of 2015 compared with $1,363 million in the first nine months of 2014. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
At May 31, 2015, our debt-to-capital ratio was 52 percent compared with 50 percent at Aug. 31, 2014. The 2 percentage point increase from Aug. 31, 2014, was due to an increase in long-term debt as a result of the $365 million debt issuance in January 2015 and the $800 million debt issuance in April 2015, offset by an increase in shareowners' equity resulting from earnings, partially offset by treasury stock purchases, during the first nine months of fiscal year 2015.
We would expect to incur a significant amount of indebtedness related to our share repurchase program; however, the extent and timing of our share repurchases are expected to be affected by developments related to our proposal to combine with Syngenta AG. For additional discussion see the “Capital Resources and Liquidity” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
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

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
(Dollars in millions, except per share amounts)	May 31, 2015	May 31, 2014	Change	May 31, 2015	May 31, 2014	Change
Net Sales	$4,579	$4,250	8%	$12,646	$13,225	(4)%
Cost of goods sold	1,843	1,919	(4)%	5,460	5,884	(7)%
Gross Profit	2,736	2,331	17%	7,186	7,341	(2)%
Operating Expenses:
Selling, general and administrative expenses	718	655	10%	1,945	1,869	4%
Research and development expenses	374	427	(12)%	1,158	1,240	(7)%
Total Operating Expenses	1,092	1,082	1%	3,103	3,109	—%
Income from Operations	1,644	1,249	32%	4,083	4,232	(4)%
Interest expense	96	42	129%	303	135	124%
Interest income	(18)	(17)	6%	(84)	(64)	31%
Other expense, net	10	3	233%	19	84	(77)%
Income from Continuing Operations Before Income Taxes	1,556	1,221	27%	3,845	4,077	(6)%
Income tax provision	401	341	18%	1,051	1,165	(10)%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,155	880	31%	2,794	2,912	(4)%
Discontinued Operations:
Income from operations of discontinued businesses	—	—	NM	37	22	68%
Income tax provision	—	—	NM	14	9	56%
Income from Discontinued Operations	—	—	NM	23	13	77%
Net Income	$1,155	$880	31%	$2,817	$2,925	(4)%
Less: Net income attributable to noncontrolling interest	14	22	(36)%	8	29	(72)%
Net Income Attributable to Monsanto Company	$1,141	$858	33%	$2,809	$2,896	(3)%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.39	$1.62	48%	$5.75	$5.43	6%
Income from discontinued operations	—	—	NM	0.05	0.02	150%
Net Income Attributable to Monsanto Company	$2.39	$1.62	48%	$5.80	$5.45	6%
NM = Not Meaningful

Effective Tax Rate	26%	28%		27%	29%

Comparison as a Percent of Net Sales:
Cost of goods sold	40%	45%		43%	44%
Gross profit	60%	55%		57%	56%
Selling, general and administrative expenses	16%	15%		15%	14%
Research and development expenses	8%	10%		9%	9%
Total operating expenses	24%	25%		25%	24%
Income from continuing operations before income taxes	34%	29%		30%	31%
Net income attributable to Monsanto Company	25%	20%		22%	22%

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

Third Quarter Fiscal Year 2015
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:
Net sales increased $329 million, or 8 percent, in third quarter 2015 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased $153 million, and our Agricultural Productivity segment net sales increased $176 million in the three-month comparison.
The following table presents the percentage changes in third quarter 2015 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effects of volume, price and currency:

	Third Quarter 2015 Percentage Change in Net Sales vs. Third Quarter 2014
	Volume	Price (1)	Currency	Total
Seeds and Genomics Segment	5%	4%	(4)%	5%
Agricultural Productivity Segment	5%	15%	(5)%	15%
Total Monsanto Company	5%	7%	(4)%	8%

(1)
Agricultural Productivity Segment includes the impact of the the agreement with Scotts entered into in the third quarter of 2015, which resulted in $274 million of upfront revenue accounted for as a perpetual license to intellectual property.

Cost of goods sold for the total company decreased $76 million in the three-month comparison. Cost of goods sold as a percent of net sales for the total company decreased 5 percentage points to 40 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales decreased 3 percentage points to 36 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales decreased 10 percentage points to 51 percent.
The following table represents the percentage changes in third quarter 2015 worldwide cost of goods sold by segment compared with cost of goods sold in the prior-year quarter, including the effects of volume, costs and currency:

	Third Quarter 2015 Percentage Change in Cost of Goods Sold vs. Third Quarter 2014
	Volume	Costs	Currency	Total
Seeds and Genomics Segment	2%	—%	(6)%	(4)%
Agricultural Productivity Segment	3%	(3)%	(4)%	(4)%
Total Monsanto Company	2%	(1)%	(5)%	(4)%
Gross profit increased $405 million in the three-month comparison. Gross profit as a percent of net sales for the total company increased 5 percentage points to 60 percent in the third quarter 2015. Our Seeds and Genomics segment gross profit as a percent of net sales increased 3 percentage points to 64 percent, and our Agricultural Productivity segment gross profit as a percent of net sales increased 10 percentage points to 49 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $10 million in the third quarter 2015 compared to the prior-year comparable quarter. In the third quarter of fiscal year 2015, SG&A expenses increased $63 million primarily due to increased commissions and investments in new businesses, including The Climate Corporation and BioAg Alliance, offset by lower incentive accruals. In the third quarter of fiscal year 2015, R&D decreased $53 million primarily due to lower incentive accruals and lower operational spend. As a percent of net sales, SG&A expenses increased 1 percentage point to 16 percent, and R&D expenses decreased 2 percentage points to 8 percent for the third quarter of 2015.
Interest expense increased $54 million in the third quarter 2015 compared to the prior-year comparable quarter. The increase was primarily the result of the $4.5 billion debt issuance that occurred in July 2014, the $365 million debt issuance that occurred in January 2015 and the $800 million debt issuance that occurred in April 2015.
Income tax provision was $401 million in third quarter 2015, an increase of $60 million from the prior-year quarter, primarily as a result of the increase in pretax income partially offset by discrete tax benefits. The effective tax rate decreased to 26 percent in third quarter 2015 from 28 percent in third quarter 2014. We recorded a discrete tax benefit of $43 million in third quarter 2015, primarily as a result of favorable adjustments to our U.S. and Ex-U.S. tax returns filed during the quarter. We recorded a

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

discrete tax benefit of $12 million in third quarter 2014. Without the impact of discrete tax adjustments, our effective tax rate for third quarter 2015 would have been similar to the third quarter 2014 rate.
First Nine Months of Fiscal Year 2015
The following explanations discuss the significant components of our results of operations that affected the nine-month comparison of our first nine months of fiscal years 2015 and 2014 income from continuing operations:
Net sales decreased $579 million in the first nine months of 2015 from the same period a year ago. Our Seeds and Genomics segment net sales decreased $372 million, and our Agricultural Productivity segment net sales decreased $207 million.
The following table presents the percentage changes in the first nine months of 2015 worldwide net sales by segment compared with net sales in the prior-year first nine months, including the effects of volume, price and currency:

	First Nine Months 2015 Percentage Change in Net Sales vs. First Nine Months 2014
	Volume	Price (1)	Currency	Total
Seeds and Genomics Segment	(3)%	2%	(3)%	(4)%
Agricultural Productivity Segment	(5)%	3%	(3)%	(5)%
Total Monsanto Company	(4)%	3%	(3)%	(4)%

(1)
Agricultural Productivity Segment includes the impact of the the agreement with Scotts entered into in the third quarter of 2015, which resulted in $274 million of upfront revenue accounted for as a perpetual license to intellectual property.

Cost of goods sold decreased $424 million in the first nine months of 2015 from the same period a year ago. Cost of goods sold as a percent of net sales for the total company decreased 1 percentage point to 43 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales remained consistent at 37 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales decreased 2 percentage points to 59 percent.
The following table represents the percentage changes in the first nine months of 2015 worldwide cost of goods sold by segment compared with cost of goods sold in the the prior-year first nine months, including the effects of volume, costs and currency:

	First Nine Months 2015 Percentage Change in Cost of Goods Sold vs. First Nine Months 2014
	Volume	Costs	Currency	Total
Seeds and Genomics Segment	(2)%	1%	(4)%	(5)%
Agricultural Productivity Segment	(6)%	(2)%	(2)%	(10)%
Total Monsanto Company	(4)%	—%	(3)%	(7)%
Gross profit decreased $155 million in the first nine months of 2015. Gross profit as a percent of net sales for the total company increased 1 percentage point to 57 percent in the first nine months of 2015. Our Seeds and Genomics segment gross profit as a percent of net sales remained consistent at 63 percent, and our Agricultural Productivity segment gross profit as a percent of net sales increased 2 percentage points to 41 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses decreased $6 million in the first nine months of 2015 from the prior-year comparable period. In the nine-month comparison, SG&A expenses increased $76 million primarily because of increased commissions and investments in new businesses, including The Climate Corporation and BioAg Alliance, offset by lower incentive accruals. R&D expenses decreased $82 million due to lower incentive accruals and lower operational spend. As a percent of net sales, SG&A expenses increased 1 percentage point to 15 percent, and R&D expenses remained consistent at 9 percent.
Interest expense increased $168 million in the first nine months of 2015 compared to the prior-year comparable period. The increase was primarily the result of the $4.5 billion debt issuance that occurred in July 2014, the $365 million debt issuance that occurred in January 2015 and the $800 million debt issuance that occurred in April 2015.
Other expense — net decreased $65 million in the first nine months of 2015. The decrease was primarily the result of prior period foreign currency losses largely related to the Argentine peso.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

Income tax provision was $1,051 million in the first nine months of 2015, a decrease of $114 million from the prior-year comparable period, primarily as a result of the decrease in pretax income and higher discrete tax benefits. The effective tax rate decreased to 27 percent from 29 percent in the prior year comparable period. We recorded a discrete tax benefit of $67 million during the first nine months of 2015, primarily as a result of favorable adjustments to our U.S. and Ex-U.S. tax returns filed during the year. We recorded a discrete tax benefit of $18 million during the first nine months of 2014. Without the impact of discrete tax adjustments, our effective tax rate for the first nine months of 2015 would have been similar to the first nine months of 2014.

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Nine Months Ended
(Dollars in millions)	May 31, 2015	May 31, 2014	Change	May 31, 2015	May 31, 2014	Change
Net Sales
Corn seed and traits	$1,515	$1,303	16%	$5,355	$5,771	(7)%
Soybean seed and traits	835	816	2%	2,114	1,903	11%
Cotton seed and traits	371	401	(7)%	484	587	(18)%
Vegetable seeds	197	221	(11)%	559	597	(6)%
All other crops seeds and traits	275	299	(8)%	480	506	(5)%
Total Net Sales	$3,193	$3,040	5%	$8,992	$9,364	(4)%
Gross Profit
Corn seed and traits	$947	$751	26%	$3,349	$3,654	(8)%
Soybean seed and traits	528	498	6%	1,413	1,205	17%
Cotton seed and traits	292	304	(4)%	370	424	(13)%
Vegetable seeds	87	107	(19)%	245	271	(10)%
All other crops seeds and traits	201	195	3%	296	299	(1)%
Total Gross Profit	$2,055	$1,855	11%	$5,673	$5,853	(3)%
EBIT(1)	$1,113	$898	24%	$2,979	$3,057	(3)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2015
Net Sales for the Seeds and Genomics segment increased $153 million in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014. The net sales increase of $212 million in corn seed and traits was primarily driven by volume increases and improved trait mix in the United States due to a change in the Channel business model, offset by lower planted acres in the United States.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $47 million, or 4 percent, to $1,138 million in the third quarter 2015 compared to $1,185 million in the third quarter 2014. The decrease was primarily the result of favorable currency impacts, offset by higher volumes in corn seed and traits.
Gross profit for the Seeds and Genomics segment increased $200 million in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014. Gross profit as a percent of net sales for the segment increased 3 percentage points to 64 percent in the third quarter of 2015 compared to the third quarter of 2014. Gross profit for corn seed and traits increased $196 million, an increase of 26 percent compared to the 16 percent increase in net sales, primarily due to the change in the Channel business model in the United States.
Seeds and Genomics Financial Performance — First Nine Months Fiscal Year 2015
Net Sales for the Seeds and Genomics segment decreased $372 million in the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014. The net sales decrease of $416 million in corn seed and traits was primarily driven by lower planted acres in all key regions and unfavorable foreign currency changes. The net sales decrease of $103 million in cotton seed and traits was driven primarily by decreased planted area in Australia due to lower water availability. The net sales decreases were partially offset by a net sales increase of $211 million in soybean seed and traits, which was driven by increased acres in Brazil resulting from the fiscal year 2014 launch of Intacta RR2 PRO, and by increased acres and Roundup Ready 2 Yield royalties in the United States.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $192 million, or 5 percent, to $3,319 million in the first nine months of 2015 compared to $3,511 million in the first nine months of 2014. The decrease in corn seed and traits was primarily the result of lower sales volumes in the United States and foreign currency changes offset by higher cost of goods in South America and Europe. Cost of goods in the cotton seed and trait business decreased due to decreased planted area in Australia as noted in the net sales discussion.
Gross profit for the Seeds and Genomics segment decreased $180 million in the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014. Gross profit as a percent of net sales for the segment remained consistent at 63 percent in the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014. Gross profit for corn seed and traits decreased $305 million, or 8 percent, due to lower volumes in all key regions, and gross profit for cotton seed and traits decreased $54 million, or 13 percent, due to decreased planted area in Australia as noted in the net sales discussion. Gross profit for soybean seed and traits increased $208 million, or 17 percent, compared to the $211 million, or 11 percent, increase in net sales primarily due to the increase in trait revenue in the United States and Brazil.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Nine Months Ended
(Dollars in millions)	May 31, 2015	May 31, 2014	Change	May 31, 2015	May 31, 2014	Change
Net Sales
Agricultural productivity	$1,386	$1,210	15%	$3,654	$3,861	(5)%
Total Net Sales	$1,386	$1,210	15%	$3,654	$3,861	(5)%
Gross Profit
Agricultural productivity	$681	$476	43%	$1,513	$1,488	2%
Total Gross Profit	$681	$476	43%	$1,513	$1,488	2%
EBIT(1)	$494	$313	58%	$1,098	$1,071	3%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2015
Net sales in our Agricultural Productivity segment increased $176 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the agreement with Scotts entered into in the third quarter of 2015, which resulted in $274 million of upfront revenue accounted for as a perpetual license to intellectual property. This increase was partially offset by decreased sales of Roundup and other glyphosate-based herbicides, primarily in the global supply and branded businesses in the United States and Latin America, due to lower average net selling prices in the third quarter of 2015 when compared to the third quarter of 2014.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $29 million, or 4 percent, in the third quarter of 2015 to $705 million compared to $734 million in the third quarter of 2014. Roundup and other glyphosate-based herbicides cost of goods sold declined as a result of lower raw material prices when compared to the third quarter of 2014.

The net sales and cost of goods sold discussed above resulted in $205 million higher gross profit in the third quarter of 2015 compared to the third quarter of 2014. Gross profit as a percent of net sales for the Agricultural Productivity segment increased 10 percentage points to 49 percent in the third quarter of 2015 compared to 39 percent in the third quarter of 2014. This increase is primarily due to the agreement with Scotts entered into in the third quarter of 2015.
Agricultural Productivity Financial Performance — First Nine Months Fiscal Year 2015
Net sales in our Agricultural Productivity segment decreased $207 million in the first nine months of 2015 compared to the first nine months of 2014 primarily due to lower volumes in our global supply business resulting from a shift to branded products, in addition to decreased volumes of Roundup and other glyphosate-based herbicides, primarily in the United States and Latin America. Roundup sales also decreased due to lower average net selling prices in the first nine months of 2015 when compared to the first nine months of 2014. These decreases were partially offset by the agreement with Scotts entered into in the third quarter of 2015, which resulted in $274 million of upfront revenue accounted for as a perpetual license to intellectual property.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $232 million, or 10 percent, in the first nine months of 2015 to $2,141 million compared to $2,373 million in the first nine months of 2014. Roundup and other glyphosate-based herbicides cost of goods sold decreased primarily as a result of the lower sales volumes discussed above.

The net sales and cost of goods sold discussed above resulted in $25 million higher gross profit in the first nine months of 2015. Gross profit as a percent of net sales for the Agricultural Productivity segment increased 2 percentage points to 41 percent in the first nine months of 2015, primarily due to the agreement with Scotts entered into in 2015, partially offset by decreased Roundup and other glyphosate-based herbicides average net selling prices in the first nine months of 2015 when compared to the first nine months of 2014.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of		As of Aug. 31,
(Dollars in millions, except current ratio)	May 31, 2015	May 31, 2014	2014
Cash and Cash Equivalents(1)	$1,179	$1,898	$2,367
Trade Receivables, Net(1)	3,998	4,229	2,014
Inventory, Net	3,625	3,552	3,597
Other Current Assets(2)	1,787	1,558	1,697
Total Current Assets	$10,589	$11,237	$9,675
Short-Term Debt, including current portion of long-term debt(1)	$587	$162	$233
Accounts Payable(1)	686	780	1,111
Accrued Liabilities(1)(3)	2,824	2,989	3,768
Total Current Liabilities	$4,097	$3,931	$5,112
Working Capital(4)	$6,492	$7,306	$4,563
Current Ratio(4)	2.58:1	2.86:1	1.89:1

(1)	May include restrictions as a result of variable interest entities. See the Statements of Consolidated Financial Position and Note 5 — Variable Interest Entities — for more information.

(2)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

(3)
Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable and miscellaneous short-term accruals.

(4)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
May 31, 2015, compared with Aug. 31, 2014: Working capital increased $1,929 million, or 42 percent, between Aug. 31, 2014, and May 31, 2015, primarily because of the following factors:

•
Trade receivables, net increased $1,984 million between respective periods primarily due to normal ongoing sales activity because of the seasonality of our business and timing of collections, and the receivable for the agreement with Scotts, offset by foreign currency devaluation and sales of receivables related to customer financing programs.

•	Other current assets increased $90 million between respective periods primarily due to miscellaneous receivables related to the BioAg Alliance.

•	Accounts payable decreased $425 million between respective periods due to the seasonality of our business and decreased production costs, timing of payments and a decrease in bank overdrafts.

•	Accrued liabilities decreased $944 million between respective periods due to the following fluctuations:

◦
Accrued compensation and benefits decreased $257 million between respective periods due to the payment of annual employee incentive awards during the first quarter of fiscal year 2015, offset by current year incentive accruals.

◦	Accrued marketing programs decreased $458 million between respective periods primarily because of the seasonality, delayed timing of Channel sales and the timing of payouts.

◦	Dividends payable decreased $238 million due to the timing of dividend declarations and payments.

◦	Customer payable decreased $70 million due to the timing of payments.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

◦
Miscellaneous short-term accruals decreased $108 million between respective periods primarily due to the timing of commission payments and a decrease in deferred tax liabilities, offset by an increase in accrued interest on long-term debt.

These decreases in accrued liabilities were offset primarily by the following increase:

◦	Income taxes payable increased $247 million between respective periods due to the seasonality of our U.S. business and the timing of tax payments.
These increases to working capital between May 31, 2015, and Aug. 31, 2014, were partially offset by the following factors:

•
Cash and cash equivalents decreased $1,188 million between respective periods primarily due to decreased cash from operations, dividend payments, treasury stock purchases, capital expenditures and the decrease in value of non-U.S. dollar denominated cash. These decreases were offset by long-term debt proceeds from the $365 million debt issuance in January 2015 and the $800 million debt issuance in April 2015.

•
Short-term debt, including the current portion of long-term debt increased $354 million primarily due to the reclassification of $300 million of long-term debt due in the next 12 months as of May 31, 2015.

May 31, 2015, compared with May 31, 2014: Working capital decreased $814 million between May 31, 2014, and May 31, 2015, primarily because of the following factors:

•
Cash and cash equivalents decreased $719 million between respective periods primarily due to treasury share purchases, dividend payments and capital expenditures, offset by long-term debt proceeds and cash provided by operating activities.

•
Trade receivables, net decreased $231 million between respective periods due to the timing of sales of receivables to customer financing programs and decreased sales of Roundup and other glyphosate-based herbicides, offset by an increase from the receivable for the agreement with Scotts.

•
Short-term debt increased $425 million between respective periods due to the reclassification of $300 million of long-term debt due in the next 12 months as of May 31, 2015, and the recognition of mandatorily redeemable shares related to a consolidated variable interest entity.

These decreases to working capital between May 31, 2015, and May 31, 2014, were offset by the following factors:

•
Inventory, net increased $73 million primarily because of a higher production yield for corn seed compared to lower sales volume, and higher crop protection inventory due to an inventory build and timing of shipments for branded products. These increases were partially offset by foreign currency devaluations.

•	Other current assets increased $229 million between respective periods primarily due to the following fluctuations:

◦	Miscellaneous receivables increased $74 million primarily as a result of balances related to the BioAg Alliance.

◦	Deferred tax assets increased $140 million between respective periods primarily due to an increase in hedging losses and accrued liabilities that are not currently deductible for tax.

•	Accounts payable decreased $94 million between respective periods due to cost savings initiatives resulting in decreased spending and a lower bank overdraft.

•	Accrued liabilities decreased $165 million between respective periods due to the following fluctuations:

◦	Income taxes payable decreased $54 million between respective periods due to lower year-to-date income from continuing operations before income taxes.

◦	Accrued compensation and benefits decreased $164 million between respective periods due to lower current year incentive accruals.
These decreases in accrued liabilities were offset primarily by the following increases:

◦	Deferred revenues increased $57 million between respective periods due to the change in the Channel business model and timing of customer prepayments, offset by foreign currency fluctuations.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of May 31, 2015, the programs had $148 million in outstanding balances and we received $161 million of proceeds during the first nine months of fiscal year 2015 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $83 million as of May 31, 2015. See Note 4 — Customer Financing Programs — for further discussion of these programs.
Cash Flow

	Nine Months Ended
(Dollars in millions)	May 31, 2015	May 31, 2014
Net Cash (Required) Provided by Operating Activities	$(30)	$371
Net Cash Required by Investing Activities	(759)	(1,734)
Free Cash Flow(1)	(789)	(1,363)
Net Cash Required by Financing Activities	(143)	(420)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(256)	13
Net Decrease in Cash and Cash Equivalents	(1,188)	(1,770)
Cash and Cash Equivalents at Beginning of Period	2,367	3,668
Cash and Cash Equivalents at End of Period	$1,179	$1,898

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in Overview of MD&A for a further discussion).

Operating: The change from cash provided by continuing operations to cash required by operations in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a decrease in net income for the first nine months of 2015 compared to the first nine months of 2014, in addition to working capital changes discussed above, other than the changes in cash and short-term debt which are not included in net cash required by operating activities.
Investing: The decrease in cash required by investing activities in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the acquisition of the The Climate Corporation in the first quarter of fiscal year 2014 as discussed below. No similar transactions occurred in the first nine months of fiscal year 2015.
Financing: The decrease in cash required by financing activities in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher proceeds from long-term debt issuances and decreased treasury stock purchases in the first nine months of fiscal year 2015.
Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	May 31, 2015	May 31, 2014	2014
Short-Term Debt	$587	$162	$233
Long-Term Debt	8,396	3,049	7,528
Total Monsanto Company Shareowners’ Equity	8,338	14,662	7,875
Debt-to-Capital Ratio(1)	52%	18%	50%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had no commercial paper borrowings outstanding at May 31, 2015.
Share Repurchases: In June 2014, the company announced a two-year repurchase program of up to $10 billion of the company's common stock. As of May 31, 2015, we had approximately $4.2 billion remaining under the June 2014 share repurchase program. We would expect to incur significant additional long-term and short-term debt, in addition to our cash resources, to fund the share repurchases and for other general corporate purposes; however, the extent and timing of our share repurchases are expected to be affected by developments related to our proposal to combine with Syngenta AG.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

On July 1, 2014, we entered into uncollared ASR agreements with each of JPMorgan Chase Bank, N.A. ("JPMorgan") and Goldman, Sachs & Co. ("Goldman Sachs"), which settled in Mar. 2015. In accordance with the terms of the agreements, an additional 13.2 million shares were received upon final settlement in the third quarter of fiscal year 2015 for a total of 51.8 million shares of Monsanto common stock repurchased at an aggregate cost to Monsanto of $6.0 billion. The ASR agreements were entered into pursuant to share repurchase programs announced in June 2013 and June 2014.
In April 2015, we issued $800 million aggregate principal amount of senior notes with a group of underwriters. The net proceeds from the issuance are expected to be used for general corporate purposes, which may include share repurchases and capital expenditures.
In January 2015, we issued $365 million aggregate principal amount of senior notes with two underwriters. The net proceeds are expected to be used for general corporate purposes, which may include share repurchases and capital expenditures.
We have a $3.0 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of May 31, 2015, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants.
At May 31, 2015, our debt-to-capital ratio was 52 percent compared with 50 percent at Aug. 31, 2014, and 18 percent at May 31, 2014. The 2 percentage point increase from Aug. 31, 2014 was due to an increase in long-term debt as a result of the $365 million debt issuance in January 2015 and the $800 million debt issuance in April 2015, offset by an increase in shareowners' equity resulting from earnings, partially offset by treasury stock purchases, during the first nine months of fiscal year 2015. The 34 percentage point increase from May 31, 2014 was driven by an increase in long-term debt due to the $4.5 billion debt issuance in July 2014, the $365 million debt issuance in January 2015, the $800 million debt issuance in April 2015, and a decrease in shareowners' equity resulting from treasury stock purchases. These factors were partially offset by an increase in shareowners' equity as a result of earnings.
We held cash and cash equivalents and short-term investments of $1,207 and $2,407 million at May 31, 2015 and Aug. 31, 2014, respectively, of which $978 million and $2,023 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.4 billion of the $4.8 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2014. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.
Dividends: In the first nine months of fiscal year 2015, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payable Date	To Shareowners of Record as of:
May 31, 2015	June 5, 2015	49 cents	July 24, 2015	July 2, 2015
Feb. 28, 2015	Jan. 30, 2015	49 cents	April 24, 2015	April 2, 2015
Feb. 28, 2015	Dec. 8, 2014	49 cents	Jan. 30, 2015	Jan. 9, 2015
Capital Expenditures: We expect fiscal year 2015 cash required by investing to be $1.0 billion to $1.1 billion, with the capital expenditures component primarily allocated towards the seeds and genomics segment and growth platforms.
2014 Acquisition: In November 2013, we acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyperlocal weather monitoring, weather simulation and agronomic modeling which has allowed them to develop risk management tools and agronomic decision support tools for growers. The acquisition combined The Climate Corporation's expertise in agriculture risk-management with our R&D capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology.
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

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

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
We are in the process of making a significant expansion of our Chesterfield, Missouri, facility. In December 2013, we executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements we have transferred our Chesterfield, Missouri, facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million which enables us to reduce our cost of constructing and operating the expansion by reducing certain state and local tax expenditures. We immediately leased the facility from the County of St. Louis and have an option to purchase the facility upon tendering the Industrial Revenue Bonds we received to the County. The payments due to us in relation to the Industrial Revenue Bonds and owed by us in relation to the lease of the facilities qualify for the right of offset under ASC 210, Balance Sheet, in our Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded on the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facilities and the expansion is being treated as being owned by Monsanto.

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
We believe that our company is positioned to deliver value-added products to growers enabling us to grow our gross profit in the future. We expect to see strong cash flow in the future, and we remain committed to returning value to shareowners through vehicles such as investments that expand the business, dividends and share repurchases. We will remain focused on cost and cash management, both to support the progress we have made in managing our investment in working capital and to realize the full earnings potential of our businesses. We are in the process of exploring alternatives to reduce operational spending through fiscal year 2017. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments.
In the United States, we expect to incur significantly higher interest costs due to increased debt levels. We will continue to evaluate options for returning value to shareowners, including the possibility of continued dividend increases and additional share repurchases under the existing program, subject to market conditions, business needs and other factors.
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

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

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
In South America, we expect to operate our business model of collecting on the sale of certified seeds, a point-of-delivery payment system (Intacta RR2 PRO soybeans) and our indemnification collection system (Bollgard cotton), to capture value on Intacta RR2 PRO soybeans and Bollgard cotton crops grown there. To achieve this, we are pursuing grower and grain handler agreements to help ensure we will be compensated for providing the technology. Most of the grain handlers have enrolled in the point-of-delivery system. Intacta RR2 PRO technology has been fully approved by Brazil, Argentina and export markets, and we are currently selling that technology in Brazil and Argentina. We intend to expand the number of soybean varieties available in South America containing the Intacta RR2PRO technology and to broaden our commercial launch in Argentina to cover the main production areas. Following an adverse ruling from a panel of five judges in the Brazilian Superior Court of Justice denying our term correction for the first generation Roundup Ready patent term to 2014, we deferred collection of royalties for first generation Roundup Ready soybeans in Brazil until a final decision is reached by the courts. The Supreme Court of Brazil has granted certiorari of the patent term correction case. We do not plan to collect on first generation Roundup Ready soybeans in Argentina.
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
Agricultural Productivity
Our Agricultural Productivity businesses operate in markets that are competitive. Gross profit and cash flow levels will fluctuate in the future based on global business dynamics including market supply, demand and manufacturing capacity. We expect to maintain our branded prices at a slight premium over generic products and we believe our Roundup herbicide business will continue to be a sustainable source of cash and gross profit. Monsanto’s crop protection business focus is to strategically support Monsanto’s Roundup Ready crops through our weed management platform that delivers weed control offerings for farmers. We are evaluating additional investments related to our pending Roundup Ready XTEND crop system which would include capital expenditures to construct a manufacturing facility in Luling, Louisiana. In addition, we expect our lawn-and-garden business will continue to be a solid contributor to our Agricultural Productivity segment.
Global glyphosate producers have the capacity to supply the market, but global dynamics including demand, environmental regulation compliance and raw material availability can cause fluctuation in supply and price of those generic products. We expect the fluctuation in global capacity will impact the selling prices and margins of Roundup brands and our third party sourcing opportunities.
The staff of the SEC is conducting an investigation of financial reporting associated with our customer incentive programs for glyphosate products for the fiscal years 2009 and 2010, and we have received subpoenas in connection therewith. It is not reasonably possible to assess the outcome of the investigation at this time, but potential outcomes could include the filing of an enforcement proceeding and the imposition of civil penalties as well as non-monetary remedies, which may require the company to incur future costs. We continue cooperating with the investigation, and have engaged in discussions concerning a resolution of this matter with the staff of the SEC. There can be no assurance that our efforts to resolve the SEC’s investigation will be successful, and we cannot predict the ultimate timing or the final terms of any settlement.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

Other Information
As discussed in Note 20 — Commitments and Contingencies — and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues, including lawsuits that relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2014.

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
There are no material changes, other than those noted in Monsanto's Second Quarter 2015 Form 10-Q, related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
There are substantial risks and uncertainties related to a possible transaction between the company and Syngenta.
Risks and uncertainties related to a possible transaction between the company and Syngenta include the possibility that a potential transaction will not be entered into or will be pursued on different terms and conditions, failure to obtain necessary regulatory approvals or to satisfy any of the other conditions to a possible transaction with Syngenta, failure to realize the expected benefits of any such transaction, as well as the impact of changes in business, financial, market, legal or other conditions during or following any such transaction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2015 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased			(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2015:
Mar. 1, 2015, through Mar. 31, 2015	13,800,900	(2)	(3)	$115.80	13,800,873	(3)	$4,322,756,265
April 2015:
Apr. 1, 2015, through Apr. 30, 2015	133,167	(2)		$116.76	133,140		$4,307,211,452
May 2015:
May 1, 2015, through May 31, 2015	1,258,502	(2)		$119.19	1,258,475		$4,157,215,122
Total	15,192,569			$116.09	15,192,488		$4,157,215,122

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 27 shares withheld for taxes on restricted stock.

(3)	Includes 13.2 million shares received upon final settlement of the July 1, 2014, accelerated share repurchase agreements. See Note 16 — Capital Stock.
In June 2014, the company announced a two-year share repurchase program of up to an additional $10 billion of the company's common stock. Purchases under this repurchase program commenced on July 1, 2014. There were no other publicly announced plans outstanding as of May 31, 2015.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

ITEM 5.	OTHER INFORMATION
On June 5, 2015, the Board of Directors (the “Board”) of Monsanto Company (the “Company”) approved and adopted an amendment and restatement of the Company’s Bylaws (the “Bylaws”). The principal change to the Bylaws includes the addition of a new section 8A, which implements “proxy access” and allows eligible shareowners who comply with the requirements set forth in the Bylaws to include their own nominee for director in the Company’s proxy statement along with the candidates nominated by the Board. Pursuant to the proxy access provision, a shareowner or a group of no more than 20 shareowners, who has maintained continuous qualifying ownership of at least 3 percent of the Company’s outstanding common stock for at least three years and has complied with the other requirements set forth in the Bylaws, may include a specified number of director nominees in the Company’s proxy materials for an annual meeting of shareowners. The proxy access provision will be first available to shareowners in connection with the Company’s 2016 Annual Meeting of Shareowners. The amendments also include certain changes to the advance notice and voting provisions in connection with the adoption of the proxy access provision and changes intended to clarify and conform various provisions of the Bylaws to the General Corporation Law of the State of Delaware and to other provisions of the Bylaws.

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: June 25, 2015

MONSANTO COMPANY	THIRD QUARTER 2015 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Monsanto Company Bylaws, as amended and restated effective June 5, 2015 (incorporated by reference to Exhibit 3.2(i) of Form 8-K, filed June 10, 2015, File No. 1-16167).
4	Omitted
10.1	Five-Year Credit Agreement dated March 27, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 2, 2015, File No. 1-16167).
10.2	Monsanto Company Deferred Payment Plan Amended and Restated as of May 1, 2015.†
11	Omitted — see Note 18 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Represents management contract or compensatory plan or arrangement.