Form 10-K
period 2015-08-31
MONSANTO CO /NEW/
filed 2015-10-29
CIK 1110783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended Aug. 31, 2015
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
Yes [ ] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (Feb. 28, 2015): approximately $58.0 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 439,837,164 shares of common stock, $0.01 par value, outstanding at Oct. 26, 2015.
Documents Incorporated by Reference
Portions of Monsanto Company’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in December 2015, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

MONSANTO COMPANY	2015 FORM 10-K

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
The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in December 2015.
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
Information in this Form 10-K is current as of October 29, 2015, unless otherwise specified.
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

MONSANTO COMPANY	2015 FORM 10-K

TABLE OF CONTENTS FOR FORM 10-K

MONSANTO COMPANY	2015 FORM 10-K

PART I
ITEM 1. BUSINESS
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology traits, herbicides and precision agriculture products provide farmers with solutions that improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
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

Major Products	Applications	Major Brands
Germplasm	Row crop seeds: Corn hybrids and foundation seed Soybean varieties and foundation seed Cotton varieties, hybrids and foundation seed Other row crop varieties and hybrids, such as canola	DEKALB, Channel for corn Asgrow for soybeans Deltapine for cotton
	Vegetable seeds: Open field and protected-culture seed for tomato, pepper, melon, cucumber, squash, beans, broccoli, onions, and lettuce, among others	Seminis and De Ruiter for vegetable seeds
Biotechnology traits(1)
Enable crops to protect themselves from borers and rootworm in corn, certain lepidopteran insects in soybeans, and leaf- and boll-feeding worms in cotton, reducing the need for applications of insecticides

SmartStax, YieldGard, YieldGard VT Triple, VT Triple PRO and VT Double PRO for corn; Intacta RR2 PRO for soybeans; Bollgard and Bollgard II for cotton
	Enable crops, such as corn, soybeans, cotton and canola, to be tolerant of Roundup and other glyphosate-based herbicides	Roundup Ready and Roundup Ready 2 Yield (soybeans only) Genuity, global umbrella trait brand

(1)	Monsanto also offers farmers stacked-trait products, which are single-seed products in which two or more traits are combined.

MONSANTO COMPANY	2015 FORM 10-K

Distribution of Products
We have a worldwide distribution and sales and marketing organization for our seeds and traits. We sell our products under Monsanto brands and license technology and genetic material to others for sale under their own brands. Through distributors, independent retailers and dealers, agricultural cooperatives and agents, we market our DEKALB, Asgrow and Deltapine branded germplasm to farmers in every agricultural region of the world. In the United States, we market regional seed brands under our American Seeds, LLC and Channel Bio, LLC businesses to farmers directly, as well as through dealers, agricultural cooperatives and agents. In countries where they are approved for sale, we market and sell our trait technologies with our branded germplasm, pursuant to license agreements with our farmer customers. In Brazil, Argentina and Paraguay, we have implemented a point-of-delivery, grain-based payment system. We contract with grain handlers to collect applicable trait fees when farmers deliver grain for which trait fees have not already been paid. In addition to selling our products under our own brands, we license a broad package of germplasm and trait technologies to large and small seed companies in the United States and certain international markets. Those seed companies in turn market our trait technologies in their branded germplasm; they may also market our germplasm under their own brand name. Our vegetable seeds are predominantly marketed under either the Seminis or De Ruiter brand in more than 150 countries either directly to farmers or through distributors, independent retailers and dealers, agricultural cooperatives, plant raisers and agents.
Competition
The global market for the products of our Seeds and Genomics segment is competitive, and the competition has intensified. Both our row crops and our vegetable seed businesses compete with numerous multinational agrichemical and seed marketers globally and with hundreds of smaller companies regionally. Most of our seed competitors in row crops are also licensees of our germplasm or biotechnology traits and a few of our vegetable seed business competitors have licensed biotech traits for sweet corn or genetic improvements through advanced breeding. In certain countries, we also compete with government-owned seed companies. Our biotechnology traits compete as a system with other practices, including the application of agricultural chemicals, and traits developed by other companies. Our weed- and insect-control systems compete with chemical and seed products produced by other agrichemical and seed marketers. Competition for the discovery of new traits based on biotechnology or genomics is likely to come from major global agrichemical companies, smaller biotechnology research companies and institutions, state-funded programs and academic institutions. Enabling technologies to enhance biotechnology trait development may also come from academic researchers and biotechnology research companies. Competitors using our technology outside of license terms and farmers who save seed from one year to the next also affect competitive conditions.
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
Patents, Trademarks and Licenses
In the United States and many foreign countries, we hold a broad business portfolio of patents, trademarks and licenses that provide intellectual property protection for our seeds and genomics-related products and processes. Monsanto routinely obtains patents and/or plant variety protection for its breeding technology, commercial varietal seed products, and for the parents of its commercial hybrid seed products. We also routinely obtain registrations for commercial seed products in registration countries, as well as Plant Variety Protection Act Certificates in the United States and equivalent plant breeders’ rights in other countries. In soybeans, while our patent coverage on the first generation Roundup Ready trait for soybeans has expired, most Roundup Ready soybeans in the U.S. are protected by utility patents covering specific varieties. In addition, most of our customers and licensees are choosing our second generation Roundup Ready 2 Yield trait for soybeans with patents that extend into the next decade. In Brazil, we expect farmers to adopt our next generation Intacta RR2 PRO soybean traits, which also has patent coverage extending into the next decade. Patents on our next-generation herbicide trait which confers dicamba tolerance extends into the next decade. In corn, patent coverage on our first generation YieldGard trait has expired; however, most farmers have already upgraded to next generation Genuity corn traits with patent coverage extending into the next decade. In cotton, most growers globally are already using our second generation traits with patent coverage extending into the next decade.

We broadly license technology and patents to other parties. For example, we have licensed the Roundup Ready trait in soybean, corn, canola and cotton seeds, the YieldGard traits in corn, and the Intacta RR2 PRO and Roundup Ready 2 Xtend traits in

MONSANTO COMPANY	2015 FORM 10-K

soybeans to a wide range of commercial entities and in some cases academic institutions. We also hold licenses from other parties relating to certain products and processes. For example, we have obtained licenses to certain technologies that we use to produce Roundup Ready seeds and Genuity SmartStax corn. These licenses generally last for the lifetime of the applicable patents.
We own trademark registrations and file trademark applications for the names and for many of the designs used on branded products around the world. Important company trademarks include Roundup Ready, Bollgard, Bollgard II, YieldGard, Genuity, Roundup Ready 2 Yield, Intacta RR2 PRO and SmartStax for traits; Acceleron for seed treatment products; DEKALB, Asgrow and Deltapine for row crop seeds; and Seminis and De Ruiter for vegetable seeds.
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
We have a worldwide distribution and sales and marketing organization for our agricultural productivity products. In some world areas, we use the same distribution and sales and marketing organization for our agricultural productivity products as for our seeds and traits. In other world areas, we have separate distribution and sales and marketing organizations for our agricultural productivity products. We sell our agricultural productivity products through distributors, independent retailers and dealers and agricultural cooperatives. In some cases outside the United States, we sell such products directly to farmers. We also sell certain of the chemical intermediates of our agricultural productivity products to other major agricultural chemical producers, who then market their own branded products to farmers. Certain agricultural productivity products for lawn-and-garden use are marketed through The Scotts Miracle-Gro Company ("Scotts").
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
Competitive success in agricultural productivity products depends on price, product performance, the scope of solutions offered to farmers, market coverage, product availability and planning, and the service provided to distributors, retailers and farmers. Our lawn-and-garden herbicides compete on product performance, price and the brand value associated with our trademark Roundup. For additional information on competition for our agricultural herbicides, see Item 7 — MD&A — Outlook — Agricultural Productivity, which is incorporated by reference herein.

MONSANTO COMPANY	2015 FORM 10-K

Patents, Trademarks, Licenses, Franchises and Concessions
We also rely on patent protection for the Agricultural Productivity segment of our business. Patents covering glyphosate, an active ingredient in Roundup branded herbicides, have expired in the United States and all other countries. However, we have multiple patents on different glyphosate formulations and manufacturing processes in the United States and other countries with varying expiration dates. We have obtained licenses to chemicals used to make Harness herbicides and hold trademark registrations for the brands under which our chemistries are sold. The most significant trademark in this segment is Roundup. We own trademark registrations for numerous variations of Roundup such as for Roundup WeatherMAX.
We hold (directly or by assignment) numerous phosphate mineral leases from the U.S. government, the state of Idaho, and private parties. None of these leases are material individually, but are significant in the aggregate because elemental phosphorus is a key raw material for the production of glyphosate-based herbicides. The phosphate mineral leases have varying terms. The leases obtained from the U.S. government are of indefinite duration, subject to the modification of lease terms at 20-year intervals.
Environmental Matters
Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of emissions that our operations can release into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. (Superfund), can impose liability for the entire cost of cleanup on any former or current site owners or operators or any parties who sent waste to these sites, without regard to fault or to the lawfulness of the original disposal. These laws and regulations may be amended from time to time; they may become more stringent. We are committed to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, and to the remediation of identified existing environmental concerns. Although the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or competitive position. In addition to compliance obligations associated with our operations, under the terms of our Sept. 1, 2000, Separation Agreement with Pharmacia (the Separation Agreement), we are required to indemnify Pharmacia for certain liabilities it may have for environmental remediation or other environmental responsibilities that are primarily related to Pharmacia’s former chemical and agricultural businesses. For information regarding certain environmental proceedings, see Item 3 — Legal Proceedings. See also information regarding environmental liabilities, appearing in Note 24 — Commitments and Contingencies, which is incorporated herein by reference.
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
Our proprietary technology is used in various global locations to produce the catalysts used in various intermediate steps in the production of glyphosate. We believe capacity is sufficient for our requirements and adequate safety stock inventory reduces the risks associated with production outages. We manufacture and purchase disodium iminodiacetic acid, a key ingredient in the production of glyphosate, and purchase chlorine from limited major suppliers. We manufacture almost all of our global supply of elemental phosphorus, a key raw material for the production of Roundup herbicides. We have multiple mineral rights which, subject to obtaining and maintaining appropriate mining permits, we believe will provide a long term supply of phosphate ore to meet our needs into the foreseeable future. As part of the ongoing course of operating our phosphorus production, we are required to periodically obtain permits for new mining operations.
RESEARCH AND DEVELOPMENT
Monsanto’s expenses for research and development ("R&D") were $1,580 million in 2015, $1,725 million in 2014 and $1,533 million in 2013.
SEASONALITY AND WORKING CAPITAL; BACKLOG
For information on seasonality and working capital and backlog practices, see information in Item 7 — MD&A — Financial Condition, Liquidity and Capital Resources, which is incorporated herein by reference.

MONSANTO COMPANY	2015 FORM 10-K

EMPLOYEE RELATIONS
As of Aug. 31, 2015, we employed about 22,500 regular employees worldwide and approximately 3,000 temporary employees. The number of temporary employees varies greatly during the year because of the seasonal nature of our business. We believe that relations between Monsanto and its employees are satisfactory. For additional information on employee relations, see Item 8 — Financial Statements and Supplementary Data — and Note 5 — Restructuring.
CUSTOMERS
In 2015, our four largest U.S. distributors and their affiliates represented, in the aggregate, 20 percent of our worldwide net sales and 35 percent of our U.S. net sales. During 2015, one major U.S. distributor and its affiliates represented 11 percent of the worldwide net sales for our Seeds and Genomics segment and 18 percent of the U.S. net sales for our Seeds and Genomics segment.
INTERNATIONAL OPERATIONS
See Item 1A under the heading “Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability,” and Note 25 — Segment and Geographic Data, which are incorporated herein by reference. Approximately 43 percent of Monsanto’s sales, including 37 percent of our Seeds and Genomics segment sales and 54 percent of our Agricultural Productivity segment sales, originated from our legal entities outside the United States during fiscal year 2015.
SEGMENT AND GEOGRAPHIC DATA
For information on segment and geographic data, see Item 8 — Financial Statements and Supplementary Data — Note 25 — Segment and Geographic Data, which is incorporated by reference herein.
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

MONSANTO COMPANY	2015 FORM 10-K

on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our costs, sales and other results of operations.
We are subject to extensive regulation affecting our seed biotechnology and agricultural products and our research and manufacturing processes, which affects our sales and profitability.
Regulatory and legislative requirements affect the development, manufacture and distribution of our products, including the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds, and non-compliance can harm our sales and profitability. Obtaining and maintaining permits for mining and production and obtaining and maintaining testing, planting and import approvals for seeds or biotechnology traits can be time-consuming and costly, with no guarantee of success. In addition, regulatory and legislative requirements may change over time which can also affect our sales and profitability. The failure to receive necessary permits or approvals could have near- and long-term effects on our ability to produce and sell some current and future products. Planting approvals may also include significant regulatory requirements that can limit our sales. Sales of our traits can be affected in jurisdictions where planting has been approved if we have not received approval for the import of crops containing such biotechnology traits by key import markets. Sales of our traits without having approval for the import of crops containing such biotechnology traits by an import market could lead to disruption of that market and we may face claims of potential liability. Concern about unintended but unavoidable trace amounts (sometimes called “low-level presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, among other things, could lead to export disruption and increased regulation or legislation, which may include: liability transfer mechanisms that may include financial protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits; and requirements for labeling and traceability, which requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources and can affect farmer seed purchase decisions and the sale of our products. Further, the detection of the presence of biotech traits not approved in the country of planting (sometimes called “adventitious presence”) may affect seed availability or result in export disruption and compliance actions, such as crop destruction or product recalls. Legislation encouraging or discouraging the planting of specific crops can also harm our sales. In addition, concern and claims that increased use of glyphosate-based herbicides or biotechnology traits increases the potential for the development of glyphosate-resistant weeds or pests resistant to our traits could result in restrictions on the use of glyphosate-based herbicides or seeds containing our traits or otherwise reduce our sales.
The degree of public understanding and acceptance or perceived public acceptance of our biotechnology and other agricultural products can affect our sales and results of operations by affecting planting approvals, regulatory requirements and customer purchase decisions.
Although all of our products go through rigorous testing, some opponents of our technology actively raise public concern about the potential for adverse effects of our products on human or animal health, other plants and the environment. The potential for low-level or adventitious presence of commercial biotechnology traits in conventional seed, or in the grain or products produced from conventional or organic crops, is another factor that can affect general public acceptance of these traits. Public concern can affect the timing of, and whether we are able to obtain, government approvals for our products. Even after approvals are granted, public concern may lead to increased regulation or legislation or litigation against government regulators concerning prior regulatory approvals, which could affect our sales and results of operations, including by affecting planting approvals, and which may adversely affect sales of our products to farmers, including due to their concerns about available markets for the sale of crops or other products including those derived from biotechnology. In addition, opponents of agricultural biotechnology have attacked farmers’ fields and facilities used by agricultural biotechnology companies, and may launch future attacks against farmers’ fields and our field testing sites and research, production, or other facilities, which could affect our sales and our costs.

MONSANTO COMPANY	2015 FORM 10-K

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
From time to time, we have been involved in major lawsuits concerning intellectual property, biotechnology, torts, contracts, antitrust allegations, and other matters, as well as governmental inquiries and investigations. Pending and future lawsuits and governmental inquiries and investigations may have outcomes that may be significant to our results of operations in the period recognized or limit our ability to engage in our business activities. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. In addition, pursuant to the Separation Agreement, we are required to indemnify Pharmacia for certain liabilities that are primarily related to Pharmacia’s former chemical and agricultural businesses. We have recorded reserves for potential liabilities where we believe the liability to be probable and reasonably estimable. However, our actual costs may be materially different from this estimate. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve is uncertain.
Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability.
We engage in manufacturing, seed production, research and development and sales in many parts of the world. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2015 were principally to customers in Brazil, Argentina, Canada and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareowners’ equity.

We may pursue acquisitions or other transactions that have risks and uncertainties that could adversely affect our results of operations and financial condition.
We have completed acquisitions and other transactions and expect to pursue additional acquisitions and other transactions. These acquisitions and other transactions involve risks and uncertainties. We must fit them into our long-term growth strategies to generate sufficient value to justify their cost. Acquisitions also present other challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration and the

MONSANTO COMPANY	2015 FORM 10-K

reconciliation of corporate cultures. Those operations could divert management’s attention from our business or cause a temporary interruption of or loss of momentum in our business and the loss of key personnel from the acquired companies. Any acquisition may also cause us to assume liabilities, such as ongoing lawsuits, and may subject us to litigation. In addition, we may incur debt or issue equity securities in the future to fund potential acquisitions or investments, or for other purposes. If we issue equity securities, our existing shareowners may experience dilution, and if we incur additional debt, it may increase our leverage and cost of borrowing and potentially lower our credit ratings.
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
Farmers’ decisions are affected by market, economic and weather conditions that are not known in advance. Failure to provide distributors with enough inventories of our products will reduce our current sales. However, product inventory levels at our distributors may reduce sales in future periods, as those distributor inventories are worked down. In addition, inadequate liquidity of distributors could affect distributors’ abilities to pay for our products and, therefore, affect our sales or our ability to collect on our receivables. Global glyphosate producers have the capacity to supply the market, but global dynamics including demand, environmental regulation compliance and raw material availability can cause fluctuations in the supply and the price of generic products. We expect the fluctuation in global production will impact the selling price and margin of Roundup brands and our third-party sourcing business. We depend on the availability of certain key raw materials used in our glyphosate production from single or limited major suppliers. If a major disruption in key raw materials were to occur, it could have a significant effect on our production, sales and costs.
Recent increases in and expected higher levels of indebtedness will effectively reduce our financial flexibility and the amount of funds available for other business purposes and may adversely affect our financial condition.
Since June 2014, we have incurred a significant amount of indebtedness related to our two-year, $10 billion share repurchase authorization. We would expect to incur additional long-term and short-term debt, in addition to using our cash resources, to fund share repurchases and for other general corporate purposes. Interest costs related to the increased debt are and will be substantial and will impact working capital, liquidity and cash flow. Our increased level of indebtedness and related covenants could cause adverse effects including: reducing funds available, and limiting our ability to obtain financing or increasing our cost to obtain financing, for acquisitions, capital expenditures, dividends, or other business purposes; lowering our credit ratings; and restricting our financial and operating flexibility. In addition, we regularly extend credit to our customers in certain areas of the world to enable them to acquire crop production products and seeds at the beginning of their growing seasons. Because of these credit practices and the seasonality of our sales and costs, we may need to issue short-term debt at certain times of the year to fund our cash flow requirements. The amount of short-term debt will be greater to the extent that we are unable to collect customer receivables when due and to manage our costs and expenses. Downgrades in our credit ratings, or other limitations on our access to short- or long-term financing or refinancing, could increase our interest costs and adversely affect our profitability.

MONSANTO COMPANY	2015 FORM 10-K

Our results of operations and financial condition may be significantly affected by disruptions caused by weather, natural disasters, accidents, and security breaches, including cybersecurity incidents.
Weather and field conditions can adversely affect the timing of crop planting, acreage planted, crop yields and commodity prices. In turn, seed production volumes, quality and cost may also be adversely affected which could impact our sales and profitability. Natural disasters or industrial accidents could also affect our facilities, or those of our major suppliers or major customers, which could affect our costs and our ability to meet supply requirements. One of our major U.S. glyphosate manufacturing facilities is located in Luling, Louisiana, which is an area subject to hurricanes. In addition, several of our key raw material and utility suppliers have production assets in the U.S. Gulf Coast region and are also susceptible to damage risk from hurricanes. Hawaii and Puerto Rico, which are also subject to hurricanes, are major seeds and traits locations for our pipeline products. Security breaches and disruptions to our information technology systems could seriously harm our operations. We utilize and critically rely upon information technology systems in all aspects of our business, including increasingly large amounts of data to support our products and advance our research and development pipeline. We have experienced cybersecurity attacks and IT system outages that have not had a material impact on our financial results, but it is not possible to predict the impact of future incidents. Failure to effectively prevent, detect and recover from the increasing number and sophistication of information security threats could result in theft, misuse, modification and destruction of information, including trade secrets and confidential business information, and cause business disruptions, delays in research and development, reputational damage, and third-party claims, which could significantly affect our results of operations and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
At Aug. 31, 2015, there were no unresolved comments from the staff of the SEC related to our periodic or current reports under the Exchange Act.
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
Additional principal properties used by the Seeds and Genomics segment include seed production and conditioning plants at Boone, Grinnell and Williamsburg, Iowa; Constantine, Michigan; Enkhuizen, Netherlands; Illiopolis, Waterman and Farmer City, Illinois; Remington, Indiana; Kearney and Waco, Nebraska; Oxnard, California; Peyrehorade and Trèbes, France; Rojas, Argentina; Sinesti, Romania; Nagyigmand, Hungary; Uberlândia and Petrolina, Brazil; Thobontle, South Africa; and Hyderabad, India, and research sites at Ankeny, Iowa; Research Triangle Park, North Carolina; Maui, Molokai and Oahu, Hawaii; Middleton, Wisconsin; Mystic, Connecticut; and Woodland, California. We own all of these properties, except Research Triangle Park and some sites in Hawaii. The Seeds and Genomics segment also uses seed foundation and production facilities, breeding facilities, and genomics and other research laboratories at various other locations worldwide.
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
ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent, Pharmacia LLC, or its former subsidiary, Solutia Inc., is a party but that we manage and for which we are responsible pursuant to certain indemnification agreements. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 24 — Commitments and Contingencies— under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein.

MONSANTO COMPANY	2015 FORM 10-K

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers
See Part III — Item 10 of this Report on Form 10-K for information about our Executive Officers.

MONSANTO COMPANY	2015 FORM 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Monsanto’s common stock is traded principally on the New York Stock Exchange, under the symbol MON. The number of shareowners of record as of Oct. 26, 2015, was 29,014.
The following table sets forth dividend declarations, as well as the high and low intra-day sales prices for Monsanto’s common stock, for the fiscal years 2015 and 2014 quarters indicated.

Dividends per Share		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
2015		$—	$0.98(1)	$—	$1.03(1)	$2.01
2014		$—	$0.86(2)	$—	$0.92(2)	$1.78

Common Stock Price		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
2015	High	$121.15	$126.00	$123.82	$117.47	$126.00
	Low	105.76	115.16	111.16	89.34	89.34
2014	High	$114.50	$117.50	$122.00	$128.79	$128.79
	Low	98.84	104.08	109.24	112.13	98.84

(1)	Monsanto's board of directors declared four dividends in 2015, $0.49 per share on Dec. 8, 2014, $0.49 per share on Jan. 30, 2015, $0.49 per share on June 5, 2015, and $0.54 per share on Aug. 4, 2015.

(2)	Monsanto's board of directors declared four dividends in 2014, $0.43 per share on Dec. 9, 2013, $0.43 per share on Jan. 28, 2014, $0.43 per share on June 6, 2014, and $0.49 per share on Aug. 5, 2014.
Issuer Purchases of Equity Securities
The following table summarizes purchases of equity securities during the fourth quarter of fiscal year 2015 by Monsanto and affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2015:
June 1, 2015, through June 30, 2015	873,681	(2)	$114.30	873,654	$4,057,358,821
July 2015:
July 1, 2015, through July 31, 2015	27	(2)	$101.89	—	$4,057,358,821
August 2015:
Aug. 1, 2015, through Aug. 31, 2015	27	(2)	$97.67	—	$4,057,358,821
Total	873,735		$114.30	873,654	$4,057,358,821

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 27 shares withheld for taxes on restricted stock.

In June 2014, the company announced a two-year repurchase authorization of up to $10 billion of the company's common stock. Repurchases under the authorization commenced on July 1, 2014. There were no other publicly announced plans outstanding as of Aug. 31, 2015.
On Oct. 9, 2015, the company entered into uncollared accelerated share repurchase (“ASR”) agreements with two banks to purchase approximately $3 billion of Monsanto common stock, in total, pursuant to the share repurchase authorization announced in June 2014. For a detailed discussion see the "Capital Resources and Liquidity" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A and Note 27 — Subsequent Events.
The timing and number of shares purchased in the future under the repurchase authorization, if any, depends upon capital needs, market conditions and other factors.

MONSANTO COMPANY	2015 FORM 10-K

Stock Price Performance Graph
The graph below compares the performance of Monsanto’s common stock with the performance of the Standard & Poor’s 500 Stock Index (a broad-based market index) and a peer group index over a 60-month period extending through the end of the 2015 fiscal year. The graph assumes that $100 was invested on Sept. 1, 2010, in our common stock, in the Standard & Poor’s 500 Stock Index and the peer group index, and that all dividends were reinvested.
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

	8/31/2010	8/31/2011	8/31/2012	8/31/2013	8/31/2014	8/31/2015
Monsanto Company	$100	$133.09	$170.77	$194.86	$233.88	$200.93
S&P 500 Index	$100	$118.50	$139.83	$165.99	$207.89	$208.88
Peer Group	$100	$124.63	$140.87	$178.64	$219.31	$198.18
In accordance with SEC rules, the information contained in Stock Price Performance Graph shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Monsanto specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

MONSANTO COMPANY	2015 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts and ratios)	2015 (4)	2014 (5)	2013	2012 (6)	2011
Operating Results:
Net sales	$15,001	$15,855	$14,861	$13,504	$11,822
Income from operations	3,523	4,075	3,570	3,148	2,502
Income from continuing operations including portion attributable to noncontrolling interest	2,297	2,749	2,514	2,087	1,657
Income on discontinued operations	28	13	11	6	2
Net income attributable to Monsanto Company	2,314	2,740	2,482	2,045	1,607
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$4.79	$5.25	$4.63	$3.82	$2.99
Income on discontinued operations	0.06	0.03	0.02	0.01	0.01
Net income attributable to Monsanto Company	4.85	5.28	4.65	3.83	3.00
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$4.75	$5.19	$4.58	$3.78	$2.96
Income on discontinued operations	0.06	0.03	0.02	0.01	—
Net income attributable to Monsanto Company	4.81	5.22	4.60	3.79	2.96
Financial Position at End of Period:
Total assets (3)	$21,920	$21,918	$20,651	$20,210	$19,833
Working capital(1)	5,448	4,563	5,741	5,437	4,080
Current ratio(1)	2.05:1	1.89:1	2.32:1	2.29:1	1.86:1
Long-term debt (3)	8,429	7,465	2,048	2,024	1,532
Debt-to-capital ratio(2)	56%	49%	14%	15%	16%
Other Data:
Dividends per share	$2.01	$1.78	$1.56	$1.28	$1.14
Stock price per share:
High	$126.00	$128.79	$109.33	$89.73	$77.09
Low	$89.34	$98.84	$82.70	$58.89	$47.07
End of period	$97.65	$115.65	$97.89	$87.11	$68.93
Basic shares outstanding	476.9	519.3	533.7	534.1	536.5
Diluted shares outstanding	481.4	524.9	539.7	540.2	542.4

(1)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

(2)	Debt-to-capital ratio is the sum of short-term and long-term debt, divided by total Monsanto Company shareowners' equity, short-term and long-term debt.

(3)	Prior period balances have been updated to conform with current period presentation for the adoption of the accounting standard update "Presentation of Debt Issuance Costs."

(4)
The company recorded $100.5 million of cost of goods sold expenses related to restructuring, $167.3 million of selling, general and administrative expenses related to environmental and litigation settlements and a potential SEC settlement, and $392.7 million of restructuring expense, with a combined corresponding income tax benefit of $187.9 million. The company also recorded $274 million of net sales as a result of the sale of a perpetual license to intellectual property, with a corresponding income tax provision of $102.1 million.

(5)	The company recorded $31.8 million of selling, general and administrative expenses related to legacy environmental settlements, with a corresponding income tax benefit of $12.2 million.

(6)	The company recorded $43.5 million of selling, general and administrative expenses related to legacy environmental settlements, with a corresponding income tax benefit of $16.6 million.
See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for information regarding the factors that have affected or may affect the comparability of our business results.

MONSANTO COMPANY	2015 FORM 10-K

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
We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds and precision agriculture to assist farmers in decision making. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup and Harness brand herbicides and other herbicides. Approximately 43 percent of our total company sales, 37 percent of our Seeds and Genomics segment sales and 54 percent of our Agricultural Productivity segment sales originated from our legal entities outside the United States during fiscal year 2015.
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
Non-GAAP Financial Measures
MD&A includes financial information prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), as well as two other financial measures, EBIT and free cash flow, that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIT and free cash flow information is intended to supplement investors’ understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies’ EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position or comprehensive income (loss), as determined in accordance with GAAP.
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 25 — Segment and Geographic Data — for a reconciliation of EBIT to net income for fiscal years 2015, 2014 and 2013.
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

MONSANTO COMPANY	2015 FORM 10-K

Executive Summary
Consolidated Operating Results — Net sales decreased $854 million, or 5 percent, in fiscal year 2015 compared to fiscal year 2014. The primary contributors to the decrease are our corn seed and traits business and global Roundup and other glyphosate-based herbicides, partially offset by growth in our soybean seed and traits business. Net income attributable to Monsanto Company in fiscal year 2015 was $4.81 per share, compared with $5.22 per share in fiscal year 2014.
Financial Condition, Liquidity and Capital Resources — In fiscal year 2015, working capital was $5,448 million compared with $4,563 million in fiscal year 2014, an increase of $885 million. For a detailed discussion of the factors affecting the working capital comparison, see the "Working Capital and Financial Condition" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In fiscal year 2015, net cash provided by operating activities was $3,108 million compared with $3,054 million in fiscal year 2014. Net cash required by investing activities was $1,019 million in fiscal year 2015 compared with $2,095 million in fiscal year 2014. Free cash flow was $2,089 million in fiscal year 2015 compared with $959 million in fiscal year 2014. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
At Aug. 31, 2015, our debt-to-capital ratio was 56 percent compared with 49 percent at Aug. 31, 2014. The increase was due to an increase in long-term debt as a result of the $365 million debt issuance in January 2015, the $800 million debt issuance in April 2015 and treasury stock purchases during fiscal year 2015. These factors were offset by an increase in shareowners' equity resulting from earnings during the fiscal year.
In fiscal year 2015, capital expenditures were $967 million compared with $1,005 million in fiscal year 2014, a decrease of $38 million. The primary driver of the decrease is reduced spending across key functions of the company; however, we continue to progress on projects related to our additional corn seed plant expansions in Brazil, Latin America and Europe and research facility in the United States.
We recorded pretax restructuring expenses of $493 million in fiscal year 2015, of which $393 million was recorded in restructuring charges and $100 million was recorded in cost of goods sold in the Statement of Consolidated Operations. See Note 5 — Restructuring — for further discussion.
On Oct. 9, 2015, we entered into uncollared accelerated share repurchase (“ASR”) agreements with two banks to purchase approximately $3 billion of Monsanto common stock, in total, pursuant to the share repurchase program announced in June 2014. For a detailed discussion see the "Capital Resources and Liquidity" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A and Note 27 — Subsequent Events.
Outlook — We plan to continue to innovate and improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting and improving yields and improving the ways they can produce food, fiber, feed and fuel. We use the tools of modern biology and technology in an effort to make seeds easier to grow, to allow farmers to do more with fewer resources and to help produce healthier foods for consumers. Our current R&D strategy and commercial priorities are focused on bringing our farmer customers integrated yield solutions through our innovative platforms in plant breeding, biotechnology, chemistry, biologicals and data science. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, continued patent and legal rights to offer our products, general public acceptance of the products and the value they will deliver to the market.
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
New Accounting Pronouncements — See Note 3 — New Accounting Standards — for information on recently issued accounting guidance.

MONSANTO COMPANY	2015 FORM 10-K

RESULTS OF OPERATIONS

	Year Ended Aug. 31,			Change
(Dollars in millions, except per share amounts)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net Sales	$15,001	$15,855	$14,861	(5)%	7%
Cost of goods sold	6,819	7,281	7,208	(6)%	1%
Gross Profit	8,182	8,574	7,653	(5)%	12%
Operating Expenses:
Selling, general and administrative expenses	2,686	2,774	2,550	(3)%	9%
Research and development expenses	1,580	1,725	1,533	(8)%	13%
Restructuring charges	393	—	—	NM	NM
Total Operating Expenses	4,659	4,499	4,083	4%	10%
Income from Operations	3,523	4,075	3,570	(14)%	14%
Interest expense	433	248	172	75%	44%
Interest income	(105)	(102)	(92)	3%	11%
Other expense, net	34	102	61	(67)%	67%
Income from Continuing Operations Before Income Taxes	3,161	3,827	3,429	(17)%	12%
Income tax provision	864	1,078	915	(20)%	18%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	2,297	2,749	2,514	(16)%	9%
Discontinued Operations:
Income from operations of discontinued businesses	45	22	17	NM	NM
Income tax provision	17	9	6	NM	NM
Income on Discontinued Operations	28	13	11	NM	NM
Net Income	$2,325	$2,762	$2,525	(16)%	9%
Less: Net income attributable to noncontrolling interest	11	22	43	(50)%	(49)%
Net Income Attributable to Monsanto Company	2,314	2,740	2,482	(16)%	10%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$4.75	$5.19	$4.58	(8)%	13%
Income on discontinued operations	0.06	0.03	0.02	NM	NM
Net Income Attributable to Monsanto Company	$4.81	$5.22	$4.60	(8)%	13%
NM = Not Meaningful
Effective Tax Rate	27%	28%	27%
Comparison as a Percent of Net Sales:
Cost of goods sold	45%	46%	49%
Gross profit	55%	54%	51%
Selling, general and administrative expenses	18%	17%	17%
Research and development expenses	11%	11%	10%
Total operating expenses	31%	28%	27%
Income from continuing operations before income taxes	21%	24%	23%
Net income attributable to Monsanto Company	15%	17%	17%

MONSANTO COMPANY	2015 FORM 10-K

Overview of Financial Performance (2015 compared with 2014)
The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2015 with fiscal year 2014.
Net sales decreased $854 million in fiscal year 2015 from fiscal year 2014. Our Seeds and Genomics segment net sales decreased $497 million, and our Agricultural Productivity segment net sales decreased $357 million. The following table presents the percentage changes in fiscal year 2015 worldwide net sales by segment compared with net sales in fiscal year 2014, including the effect that volume, price and currency had on these percentage changes:

	2015 Percentage Change in Net Sales vs. 2014
	Volume	Price (1)	Currency	Total
Seeds and Genomics Segment	(4)%	3%	(4)%	(5)%
Agricultural Productivity Segment	(3)%	1%	(5)%	(7)%
Total Monsanto Company	(3)%	2%	(4)%	(5)%

(1)
Agricultural Productivity Segment includes the impact of the agreement with Scotts entered into in the third quarter of 2015, which resulted in $274 million of upfront revenue accounted for as a perpetual license to intellectual property.

Cost of goods sold decreased $462 million in fiscal year 2015 from fiscal year 2014. Our Seeds and Genomics segment cost of goods sold decreased $178 million, and our Agricultural Productivity segment cost of goods sold decreased $284 million. Cost of goods sold as a percent of net sales for the total company decreased 1 percentage point to 45 percent. The following table represents the percentage changes in fiscal year 2015 worldwide cost of goods sold by segment compared with cost of goods sold in fiscal year 2014, including the effect that volume, costs and currency had on these percentage changes:

	2015 Percentage Change in Cost of Goods Sold vs. 2014
	Volume	Costs	Currency	Total
Seeds and Genomics Segment	(3)%	4%	(5)%	(4)%
Agricultural Productivity Segment	(4)%	(1)%	(4)%	(9)%
Total Monsanto Company	(3)%	1%	(4)%	(6)%
Gross profit decreased $392 million. Total company gross profit as a percent of net sales increased 1 percentage point to 55 percent in fiscal year 2015.
For a more detailed discussion of the factors affecting the net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $160 million in fiscal year 2015 from fiscal year 2014. Selling, general and administrative (SG&A) expenses decreased $88 million, or 3 percent, primarily because of lower incentive accruals, lower operational spend and favorable currency impacts, partially offset by increased investment in growth platforms, including The Climate Corporation and BioAg Alliance, increased commissions and accruals related to the ongoing SEC investigation discussed in Item 8 — Financial Statements and Supplementary Data — and Note 24 — Commitments and Contingencies. R&D expenses decreased $145 million, or 8 percent, due to lower incentive accruals, lower operational spend and favorable currency impacts. As a percent of net sales, SG&A expense increased 1 percentage point to 18 percent of net sales and R&D expense remained consistent at 11 percent of net sales in fiscal year 2015 compared to fiscal year 2014. Restructuring charges were $393 million in fiscal year 2015 as a result of the 2015 Restructuring Plan discussed in Note 5 — Restructuring. There were no restructuring charges recognized in fiscal year 2014.
Interest expense increased $185 million in fiscal year 2015 from fiscal year 2014. The increase was primarily the result of the $4.5 billion debt issuance in July 2014, the $365 million debt issuance in January 2015 and the $800 million debt issuance in April 2015.
Other expense — net decreased $68 million in fiscal year 2015 due to lower foreign currency losses, largely related to the Argentine peso, compared to the prior fiscal year.

MONSANTO COMPANY	2015 FORM 10-K

Income tax provision for fiscal year 2015 was $864 million, a decrease of $214 million from fiscal year 2014 primarily as a result of the decrease in pretax income from continuing operations in 2015 and higher discrete tax benefits. The effective tax rate decreased to 27 percent, a decrease of 1 percentage point from fiscal year 2014. Fiscal year 2015 included several discrete tax adjustments resulting in a tax benefit of $62 million, compared to a tax benefit of $12 million in fiscal year 2014. The majority of the fiscal year 2015 benefit resulted from favorable adjustments to our U.S. and Ex-U.S. tax returns filed during the year. Without the discrete items, our effective tax rate for fiscal year 2015 would have been higher than the 2014 rate, primarily due to higher taxes on foreign operations.
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

MONSANTO COMPANY	2015 FORM 10-K

Income tax provision for fiscal year 2014 was $1,078 million, an increase of $163 million from fiscal year 2013 primarily as a result of lower discrete tax benefits and the increase in pretax income from continuing operations in 2014. The effective tax rate increased to 28 percent, an increase of 1 percentage point from fiscal year 2013. Fiscal year 2014 included several discrete tax adjustments resulting in a tax benefit of $12 million, compared to a benefit of $153 million in fiscal year 2013. Without the discrete items, our effective tax rate for fiscal year 2014 would have been lower than the 2013 rate, primarily due to foreign tax credits.

SEEDS AND GENOMICS SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net Sales
Corn seed and traits	$5,953	$6,401	$6,596	(7)%	(3)%
Soybean seed and traits	2,276	2,102	1,653	8%	27%
Cotton seed and traits	523	665	695	(21)%	(4)%
Vegetable seeds	816	867	821	(6)%	6%
All other crops seeds and traits	675	705	575	(4)%	23%
Total Net Sales	$10,243	$10,740	$10,340	(5)%	4%
Gross Profit
Corn seed and traits	$3,557	$3,932	$3,929	(10)%	—%
Soybean seed and traits	1,510	1,364	948	11%	44%
Cotton seed and traits	408	461	519	(11)%	(11)%
Vegetable seeds	372	401	337	(7)%	19%
All other crops seeds and traits	430	438	350	(2)%	25%
Total Gross Profit	$6,277	$6,596	$6,083	(5)%	8%
EBIT(1)	$2,206	$2,607	$2,412	(15)%	8%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 25 — Segment and Geographic Data — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance for Fiscal Year 2015
Net Sales for the Seeds and Genomics segment decreased $497 million in fiscal year 2015 compared to fiscal year 2014. The net sales decrease of $448 million in corn seed and traits was primarily driven by unfavorable foreign currency changes and lower planted acres in key regions including Argentina, United States and Europe. The net sales decrease of $142 million in cotton seed and traits was driven primarily by decreased planted area in the United States and decreased planted area in Australia due to lower water availability.
The net sales decreases were partially offset by an increase of $174 million in soybean seed and traits, which was driven by increased acres in Brazil resulting from the fiscal year 2014 launch of Intacta RR2 PRO.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $178 million, or 4 percent, to $3,966 million in fiscal year 2015 compared to $4,144 million in fiscal year 2014. The decrease in corn seed and traits was primarily the result of lower sales volumes in the United States and foreign currency changes offset by higher cost of goods in South America and Europe and asset impairments resulting from the 2015 Restructuring Plan. Cost of goods in the cotton seed and trait business decreased due to decreased planted area in the United States and Australia as noted in the net sales discussion.
Gross profit decreased $319 million, or 5 percent, to $6,277 million in fiscal year 2015 compared with $6,596 million in fiscal year 2014. Gross profit as a percent of sales for this segment remained consistent at 61 percent in fiscal year 2015.
Gross profit for corn seed and traits decreased $375 million, or 10 percent, due to lower volumes in key regions as noted in the net sales discussion, in addition to higher costs in Brazil and Europe and asset impairments resulting from the 2015 Restructuring Plan. Gross profit for cotton seed and traits decreased $53 million, or 11 percent, which was due to the decrease in planted area for cotton seed and traits as noted in the net sales discussion.

MONSANTO COMPANY	2015 FORM 10-K

Gross profit for soybean seed and traits increased $146 million, or 11 percent, compared to the 8 percent increase in net sales for soybean seed and traits due to the increase in trait revenue in Brazil.
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
Gross profit for vegetable seeds increased 19 percent compared to the 6 percent increase in net sales for vegetable seeds. This additional percentage increase in gross profit over the net sales increase is primarily the result of decreased inventory obsolescence.
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
AGRICULTURAL PRODUCTIVITY SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net Sales
Agricultural Productivity	$4,758	$5,115	$4,521	(7)%	13%
Total Net Sales	$4,758	$5,115	$4,521	(7)%	13%
Gross Profit
Agricultural Productivity	$1,905	$1,978	$1,570	(4)%	26%
Total Gross Profit	$1,905	$1,978	$1,570	(4)%	26%
EBIT(1)	$1,294	$1,345	$1,048	(4)%	28%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 25 — Segment and Geographic Data — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

MONSANTO COMPANY	2015 FORM 10-K

Agricultural Productivity Financial Performance for Fiscal Year 2015
Net sales in our Agricultural Productivity segment decreased $357 million, or 7 percent, in fiscal year 2015 primarily due to lower volumes, unfavorable currency impacts and decreased average net selling price. Lower volumes in our global supply and branded businesses resulted from lower customer demand due to weather conditions, primarily in the United States and Latin America, and average net selling price decreased in 2015 compared to 2014 as a result of a decline in acid prices. These decreases were partially offset by the agreement with Scotts entered into in 2015, which resulted in $274 million of upfront revenue accounted for as a perpetual license to intellectual property.
Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $284 million, or 9 percent, in fiscal year 2015 to $2,853 million compared to $3,137 million in fiscal year 2014. Roundup and other glyphosate-based herbicides cost of goods sold decreased primarily as a result of the lower sales volumes discussed above and lower raw material prices.
The net sales and cost of goods sold discussed above resulted in a $73 million decrease in gross profit in fiscal year 2015. Gross profit as a percent of sales for the Agricultural Productivity segment increased 1 percentage point to 40 percent in fiscal year 2015 primarily due to the agreement with Scotts entered into in 2015, partially offset by lower average net selling prices in 2015 compared to 2014.
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
RESTRUCTURING
On Oct. 6, 2015, the company approved actions to realign resources to increase productivity, enhance competitiveness by delivering cost improvements and support long-term growth (2015 Restructuring Plan). Planned actions include streamlining and reprioritizing some commercial, enabling and research and development efforts, including the exit of the sugarcane business.
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be $850 million to $900 million. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $330 million to $350 million in work force reductions, including severance and related benefits; $145 million to $160 million in facility closures / exit costs, including contract termination costs; $375 million to $390 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other intangible assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
In fiscal year 2015, pretax restructuring charges of $493 million were recorded. The $217 million in work force reductions was split relatively evenly between the United States and outside of the United States. In asset impairments, property, plant and equipment impairments of $81 million were related primarily to certain manufacturing facilities in Argentina and manufacturing and technology facilities in the United States. In asset impairments, inventory impairments of $51 million recorded in cost of goods sold were related to discontinued products worldwide. Goodwill disposition associated with the exit of the sugarcane business of $73 million, and intangible assets impairments of $71 million related primarily to the write-off of intellectual property for technology that the company elected no longer to pursue.

MONSANTO COMPANY	2015 FORM 10-K

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Working Capital and Financial Condition

	As of Aug. 31,
(Dollars in millions, except current ratio)	2015	2014
Cash and Cash Equivalents(1)	$3,701	$2,367
Trade Receivables, Net(1)	1,636	2,014
Inventory, Net	3,496	3,597
Other Current Assets(2)	1,792	1,697
Total Current Assets	$10,625	$9,675
Short-Term Debt(1)	$615	$233
Accounts Payable(1)	836	1,111
Accrued Liabilities(1)(3)	3,726	3,768
Total Current Liabilities	$5,177	$5,112
Working Capital(4)	$5,448	$4,563
Current Ratio(4)	2.05:1	1.89:1

(1)
Includes restrictions as a result of our variable interest entities. See the Statements of Consolidated Financial Position and Note 8 — Variable Interest Entities and Cost Basis Investments — for more information.

(2)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

(3)
Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, miscellaneous short-term accruals and restructuring reserves.

(4)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Working capital increased $885 million between Aug. 31, 2015, and Aug. 31, 2014, primarily because of the following factors:

•	Cash and cash equivalents increased $1,334 million. For a more detailed discussion of the factors affecting the cash flow comparison, see the “Cash Flow” section in this section of MD&A.

•	Accounts payable decreased $275 million primarily due to the absence of a bank overdraft, which existed in the prior year, the impact of foreign currency changes and the timing of payments.

•	Accrued liabilities decreased $42 million primarily due to the following fluctuations:

◦	Accrued compensation and benefits decreased $196 million due to lower incentive accruals.

◦	Miscellaneous short-term accruals decreased $171 million primarily due to a decrease in royalties and current deferred tax liabilities, partially offset by an increase in legal reserves.

◦	Deferred revenues decreased $68 million due to the impact of foreign currency and timing of shipments.
The decreases in accrued liabilities were partially offset by the following:

◦	Restructuring reserves increased $170 million as a result of the 2015 Restructuring Plan.

◦	Income taxes payable increased $135 million primarily as a result of the timing of tax payments in the United States.

◦	Accrued marketing programs increased $98 million due to lower customer receivable balances with the right of offset, primarily in the United States.

These increases to working capital were partially offset by the following factors:

•
Short-term debt increased $382 million as a result of a reclassification of $300 million long-term debt due in April, 2016 and short-term borrowings in Europe, partially offset by repayment of redeemable shares related to a consolidated variable interest entity.

•
Trade receivables, net decreased $378 million due to the impact of foreign currency changes, primarily in Brazil and Europe and the timing of cash collections including receipts from customer financing programs in the United States.

•
Inventory, net decreased $101 million due to the impact of foreign currency and inventory impairments, partially offset by increased inventory volumes in Europe due to a larger fiscal year 2015 production plan compared to lower sales, increased inventory volumes in Argentina due to lower sales in fiscal year 2015 and larger volumes in Brazil due to a larger Safrinha growing season.

MONSANTO COMPANY	2015 FORM 10-K

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

Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of Aug. 31, 2015, the programs had $975 million in outstanding balances, and we received $1,017 million of proceeds in fiscal year 2015 under these programs. Our future maximum payout under all programs, including our responsibility for our guarantees with lenders, was $209 million as of Aug. 31, 2015. See Note 7 — Customer Financing Programs — for further discussion of these programs.

Cash Flow

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
Net Cash Provided by Operating Activities	$3,108	$3,054	$2,740
Net Cash Required by Investing Activities	(1,019)	(2,095)	(777)
Free Cash Flow(1)	2,089	959	1,963
Net Cash Required by Financing Activities	(430)	(2,259)	(1,485)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(325)	(1)	(93)
Net Increase (Decrease) in Cash and Cash Equivalents	1,334	(1,301)	385
Cash and Cash Equivalents at Beginning of Period	2,367	3,668	3,283
Cash and Cash Equivalents at End of Period	$3,701	$2,367	$3,668

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Overview — Non-GAAP Financial Measures” section in MD&A for a further discussion).

2015 compared with 2014:
Operating: The increase in cash provided by continuing operations in fiscal year 2015 compared to fiscal year 2014 was primarily due to the following:

•	Increased collections on trade receivables, including receipts from customer financing programs, primarily in the United States;

•	Decrease in payments for inventory due to lower production plan for corn inventory, partially offset by an inventory build in agricultural productivity for the production of dicamba; and

•	Increase in customer prepayments for Intacta RR2 PRO in Brazil.
The above factors were partially offset by the following:

•	Increase in payments for accounts payable and accrued liabilities primarily due to timing of payments and increased accrued marketing programs; and

•	Decrease in earnings from fiscal year 2014 to fiscal year 2015.
Investing: The decrease in cash required by investing activities in fiscal year 2015 compared to fiscal year 2014 was primarily due to decreased business acquisitions and technology investments, as the prior fiscal year included the acquisition of The Climate Corporation and the collaboration with Novozymes. We also had a decrease in capital expenditures and purchases of short-term investments, offset by a decrease in cash provided by maturities of short-term investments.
Financing: The decrease in cash required by financing activities in fiscal year 2015 compared to fiscal year 2014 was primarily due to decreased treasury stock purchases as the prior fiscal year included the impact of the July 2014 ASR agreements, as discussed below. The decrease in cash required was offset by lower long-term debt proceeds, which were used for general corporate purposes, including share repurchases, in the current fiscal year, while the prior year proceeds were used to partially fund the ASR agreements and fund the acquisition of The Climate Corporation.
Foreign Currency: The effect of exchange rate changes on cash and cash equivalents reduced the value of our cash and cash equivalents by $325 million during fiscal year 2015. This decrease was primarily driven by declines in value of the Brazil real and European euro compared to the U.S. dollar.

MONSANTO COMPANY	2015 FORM 10-K

2014 compared with 2013: In 2014, our free cash flow was a source of cash of $959 million, compared with $1,963 million in 2013. Cash provided by operating activities increased 11 percent, or $314 million, to $3,054 million in 2014 compared with $2,740 million in 2013. The increase was primarily driven by increased earnings from fiscal year 2013 to fiscal year 2014 and a decrease in payments for accounts payable and accrued liabilities primarily due to timing. These factors were offset by an increase in payments for inventory due to higher production plans for corn and soybeans and an inventory build for agriculture productivity, an increase in receivables due to increased revenue from royalty agreements in the U.S. and sales in Brazil and Europe, a decrease in receipts of deferred revenues due to higher fiscal year 2013 deferred revenue balance in Brazil, and an increase in tax payments due to increased earnings and timing of tax payments.
Cash required by investing activities was $2,095 million in 2014 compared with $777 million in 2013. The increase was primarily due to the acquisition of The Climate Corporation, the collaboration with Novozymes and an increase in capital expenditures, offset by net cash provided by net purchases and maturities of short-term investments used to fund operations and investments.
The amount of cash required by financing activities was $2,259 million in 2014 compared with $1,485 million in 2013. The increase was primarily driven by increased treasury stock purchases and dividend payments in order to provide increased returns to our shareowners, lower proceeds from noncontrolling interests and increased debt issuance costs related to the $4.5 billion issuance and $1 billion issuance during fiscal year 2014. These factors were offset by long-term debt proceeds from the $4.5 billion issuance and $1 billion issuance and lower payments to noncontrolling interests.

Capital Resources and Liquidity

	As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2015	2014
Short-Term Debt	$615	$233
Long-Term Debt	8,429	7,465
Total Monsanto Company Shareowners’ Equity	6,990	7,875
Debt-to-Capital Ratio	56%	49%
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had no commercial paper borrowings outstanding at Aug. 31, 2015.
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
We have a $3.0 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Aug. 31, 2015, we did not have any borrowings under this credit facility, and we were in compliance with all financial debt covenants.
Our debt-to-capital ratio increased to 56 percent at Aug. 31, 2015, compared with 49 percent at Aug. 31, 2014, as a result of the debt issuances as discussed above and treasury share purchases as discussed below, offset by the increase in shareowners' equity as a result of earnings.
We held cash and cash equivalents and short-term investments of $3,748 million and $2,407 million at Aug. 31, 2015, and Aug. 31, 2014, respectively, of which $1,001 million and $2,023 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.7 billion of the $4.9 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2015. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.

MONSANTO COMPANY	2015 FORM 10-K

Dividends: In fiscal year 2015, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payable Date	To Shareowners of Record as of:
Aug. 31, 2015	Aug. 4, 2015	54 cents	Oct. 30, 2015	Oct. 9, 2015
Aug. 31, 2015	June 5, 2015	49 cents	July 24, 2015	July 2, 2015
Feb. 28, 2015	Jan. 30, 2015	49 cents	April 24, 2015	April 2, 2015
Feb. 28, 2015	Dec. 8, 2014	49 cents	Jan. 30, 2015	Jan. 9, 2015
We paid dividends totaling $938 million in fiscal year 2015, $904 million in fiscal year 2014 and $802 million in fiscal year 2013.
Share Repurchases: On Oct. 9, 2015, we entered into uncollared accelerated share repurchase ("ASR") agreements with each of Citibank, N.A. ("Citi") and JPMorgan Chase Bank, N.A. ("JPMorgan"). Under the ASR agreements, we agreed to purchase an aggregate of approximately $3.0 billion of Monsanto common stock. On Oct. 13, 2015, Citi and JPMorgan delivered to us approximately 28.4 million shares in total based on then-current market prices, and we paid a total of $3.0 billion. The payments to Citi and JPMorgan will be recorded as a reduction to shareowners' equity consisting of a $2.55 billion increase in treasury stock, which reflects the value of the 28.4 million shares received upon initial settlement, and a $450 million decrease in additional contributed capital, which reflects the value of the stock held back by Citi and JPMorgan pending final settlement of the ASR agreements. The final number of shares of Monsanto common stock that we may receive, or may be required to remit, upon settlement under the ASR agreements will be based upon the average daily volume weighted-average price of Monsanto common stock during the term of the ASR agreements, less a discount. Final settlement of the ASR agreements is expected to occur in the next six months and may occur earlier at the option of Citi and JPMorgan. The terms of the ASR agreements are subject to adjustment if we were to enter into or announce certain types of transactions that may affect the company's stock. If we are obligated to make an adjustment payment under the ASR agreements, we may elect to satisfy such obligation in cash or in shares of Monsanto common stock. The ASR agreements were entered into pursuant to the share repurchase authorization announced in June 2014 and were funded by commercial paper and cash on hand.
On July 1, 2014, we entered into uncollared ASR agreements with each of JPMorgan and Goldman, Sachs & Co. ("Goldman Sachs"), which settled in March 2015. In accordance with the terms of the agreements, an additional 13.2 million shares were received upon final settlement in the third quarter of fiscal year 2015 for a total of 51.8 million shares of Monsanto common stock repurchased at an aggregate cost to Monsanto of $6.0 billion. The ASR agreements were entered into pursuant to share repurchase authorizations announced in June 2013 and June 2014.
In June 2014, we announced a two-year repurchase authorization of up to $10 billion of the company's common stock. As of Aug. 31, 2015, we had approximately $4.1 billion remaining under the June 2014 share repurchase authorization. We would expect to incur additional long-term and short-term debt, in addition to using our cash resources, to fund share repurchases and for other general corporate purposes.
In June 2013, we announced a share repurchase authorization, effective July 1, 2013, for up to $2 billion of the company's common stock over a three-year period. Repurchases under the authorization commenced on Aug. 20, 2013, and were completed on July 1, 2014. For the years ended Aug. 31, 2014, and Aug. 31, 2013, 17.0 million and 0.3 million shares were repurchased for $1.97 billion and $30 million, respectively, under the June 2013 authorization.
There were no other publicly announced plans outstanding as of Aug. 31, 2015. The timing and number of shares purchased in the future under the repurchase programs, if any, depends upon capital needs, market conditions and other factors.

Capital Expenditures: Our capital expenditures were $967 million in fiscal year 2015, $1,005 million in fiscal year 2014 and $741 million in fiscal year 2013. The primary driver of this year’s decrease is reduced spending across key functions of the company. We continue to progress on projects related to our additional corn seed plant expansions in Brazil, Latin America and Europe and research facility in the United States. We expect fiscal year 2016 cash required by investing to be $1.1 billion to $1.3 billion, with the capital expenditures component primarily allocated towards the seeds and genomics segment and growth platforms.

MONSANTO COMPANY	2015 FORM 10-K

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
Pension Contributions: In addition to contributing amounts to our pension plans if required by pension plan regulations, we continue to also make discretionary contributions if we believe they are merited. Monsanto did not make any cash contributions to its U.S. qualified plan in fiscal year 2015. Although contributions to the U.S. qualified plan were not required, we contributed $32 million in fiscal year 2014 and $36 million in fiscal year 2013. For fiscal year 2016, management does not expect to make any cash contributions to the plan. As the level of required future contributions is unpredictable and depends heavily upon return on plan asset experience and interest rate levels, we will evaluate required contributions to the plan on a regular basis in the near term.
Fiscal year 2016 pension expense will be determined using assumptions as of Aug. 31, 2015. Our expected rate of return on assets assumption will remain consistent for fiscal year 2016 at 7.50 percent for the U.S. Plan. This assumption was 7.50 percent in each of fiscal years 2015, 2014 and 2013. To determine the rate of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. The U.S. qualified pension plan’s asset allocation as of Aug. 31, 2015, was approximately 53 percent equity securities, 43 percent debt securities and 4 percent other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Although we do not currently expect to change the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a half-percent decrease in the expected return on plan assets would lower our fiscal year 2016 pre-tax income by approximately $11 million.
Our discount rate assumption for the 2016 pension expense is 4.33 percent for U.S. pension plans. This assumption was 4.04 percent, 4.44 percent and 3.44 percent in fiscal years 2015, 2014 and 2013, respectively. In determining the discount rate, we use yields on high-quality fixed-income investments that match the duration of the pension obligations. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased accordingly. Holding all other assumptions constant, we estimate that a quarter-percent decrease in the discount rate would decrease our fiscal year 2016 pre-tax income by approximately $5 million. Our salary rate assumption as of Aug. 31, 2015, was approximately 4.0 percent. Holding all other assumptions constant, we estimate that a half-percent decrease in the salary rate assumption would increase our fiscal year 2016 pretax income by $4 million.

Divestiture: In October 2008, we consummated the sale of the Dairy business after receiving approval from the appropriate regulatory agencies and received $300 million in cash, and may receive additional contingent consideration. The contingent consideration is a 10-year earn-out with potential annual payments being earned by the company if certain revenue levels are exceeded.
2014 Collaboration: In February 2014, we entered into a collaborative agreement with Novozymes to launch The BioAg Alliance. The BioAg Alliance is focused on the next wave of microbial solutions by bringing together Novozymes' capabilities for discovering, developing and producing microbial solutions with Monsanto's discovery programs, and advanced development, testing and commercial capabilities. Value from commercialization is shared 50-50 between both companies. We paid Novozymes an aggregate upfront cash payment of $300 million for recognition of Novozymes' ongoing business and capabilities in microbials and for Novozymes' ability to supply alliance products.
2014 Acquisition: In November 2013, we acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyper-local weather monitoring, weather simulation and agronomic modeling which has allowed it to develop risk management tools and agronomic decision support tools for growers. The acquisition combined The Climate Corporation's expertise in agriculture risk-management with Monsanto’s R&D capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The total fair value of the acquisition was $932 million and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology.
For the acquisition described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. This acquisition was accounted for as a purchase transaction. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. See Note 4 — Business Combinations and Collaborative Arrangements — for further discussion of the acquisition.

MONSANTO COMPANY	2015 FORM 10-K

Contractual Obligations: We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments under contracts as of Aug. 31, 2015. See Note 24 — Commitments and Contingencies — for a further description of our contractual obligations.

		Payments Due by Fiscal Year Ending Aug. 31,
(Dollars in millions)	Total	2016	2017	2018	2019	2020	2020 and beyond
Total Debt, including Capital Lease Obligations(1)	$9,044	$615	$995	$302	$800	$3	$6,329
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	6,657	330	321	300	281	268	5,157
Operating Lease Obligations	525	138	99	78	61	50	99
Purchase Obligations:
Commitments to purchase inventories	2,681	1,075	364	332	313	264	333
Commitments to purchase breeding research	550	55	55	55	55	55	275
R&D alliances and joint venture obligations	166	49	39	30	22	21	5
Uncompleted additions to property	198	198	—	—	—	—	—
Other Liabilities:
Postretirement liabilities(2)	42	42	—	—	—	—	—
Unrecognized tax benefits(3)	80	—	—	—	—	—	—
Other liabilities	201	24	16	12	6	6	137
Total Contractual Obligations	$20,144	$2,526	$1,889	$1,109	$1,538	$667	$12,335

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2015.

(2)
Includes the company’s planned pension and other postretirement benefit contributions for 2016. The actual amounts funded in 2016 may differ from the amounts listed above. Contributions in 2017 and beyond are excluded as those amounts are unknown. Refer to Note 16 — Postretirement Benefits — Pensions — and Note 17 — Postretirement Benefits - Health Care and Other Postemployment Benefits — for more information.

(3)
Unrecognized tax benefits relate to uncertain tax positions recorded under the Income Taxes topic of the ASC. The company is unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Note 12 — Income Taxes — for more information.

Off-Balance Sheet Arrangements
Under our Separation Agreement with Pharmacia, we are required to indemnify Pharmacia for certain liabilities that are primarily related to Pharmacia’s former chemical and agricultural businesses. To the extent we are currently managing any such matters, we evaluate them in the course of managing our own potential liabilities and establish reserves as appropriate. However, additional matters may arise in the future, and we may manage, settle or pay judgments or damages with respect to those matters in order to mitigate contingent liability and protect Pharmacia and Monsanto. See Note 24 — Commitments and Contingencies — and Part I — Item 3 — Legal Proceedings — for further information.
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

MONSANTO COMPANY	2015 FORM 10-K

Other Information
As discussed in Note 24 — Commitments and Contingencies — and Part I — Item 3 — Legal Proceedings, Monsanto is responsible for significant environmental remediation and is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.
Seasonality
Our fiscal year end of August 31 synchronizes our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. It provides a more complete picture of the North American and South American growing seasons in the same fiscal year. Sales by our Seeds and Genomics segment, and to a lesser extent, by our Agricultural Productivity segment, are seasonal. In fiscal year 2015, approximately 72 percent of our Seeds and Genomics segment sales occurred in the second and third quarters. This segment’s seasonality is primarily a function of the purchasing and growing patterns in North America. Agricultural productivity segment sales were more evenly spread across our fiscal year quarters in 2015.

Net income has been the highest in second and third quarters, which correlates with the sales of the Seeds and Genomics segment and its gross profit contribution. Sales and income may shift somewhat between quarters, depending on planting and growing conditions. Our inventory has been at its lowest level at the end of our fiscal year, which is consistent with the agricultural cycles in our major markets. Additionally, our trade accounts receivable has been at its lowest levels in our fourth quarter, primarily due to timing of collections on behalf of both segments in the United States and Latin America and the seasonality of our sales.
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

OUTLOOK
We believe we have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our businesses is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand via our investment in new products. In the Agricultural Productivity segment, we expect to continue to deliver competitive products that support our Seeds and Genomics segment.
We believe that our company is positioned to deliver value-added products to growers enabling us to grow our gross profit in the future. We expect to see strong cash flow in the future, and we remain committed to returning value to shareowners through vehicles such as share repurchases, investments that expand the business and dividends. We will remain focused on cost and cash management, both to support the progress we have made in managing our investment in working capital and to realize the full earnings potential of our businesses. We are in the process of executing our plan to reduce operational spending through fiscal year 2018. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments.
In the United States, we expect to incur significantly higher interest costs due to increased debt levels. We will continue to evaluate options for returning value to shareowners, including the possibility of continued dividend increases and additional share repurchases, subject to market conditions, business needs and other factors.
Outside of the United States, our businesses will continue to face challenges related to the risks inherent in operating in international markets. We will continue to consider, assess and address these developments and the challenges and issues they place on our businesses. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity. We continuously monitor the potential for currency devaluation in Brazil, Argentina, Venezuela and Ukraine, including changes to exchange rate mechanisms or structures, and the potential impact on future periods.

MONSANTO COMPANY	2015 FORM 10-K

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
We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable seeds business, which has a portfolio focused on 21 crops, is expected to continue to develop and deliver new innovative products to our customer base as we continue to focus on our breeding investments and process optimization. We expect to see continued competition in seeds and genomics. We believe we will maintain a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
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
In South America, we expect to operate our business model of collecting on the sale of certified seeds, a point-of-delivery payment system (Intacta RR2 PRO soybeans) and our indemnification collection system (Bollgard cotton), to capture value on Intacta RR2 PRO soybeans and Bollgard cotton crops grown there. To achieve this, we are pursuing grower and grain handler agreements to help ensure we will be compensated for providing the technology. The system has been operating in Brazil for many years, and nearly all of the grain handlers have enrolled in the point-of-delivery system. The system is being rolled out in Argentina in connection with Intacta RR2 PRO and nearly all of the exporting grain handlers have enrolled, and we are enrolling additional local elevators. Intacta RR2 PRO technology has been fully approved by Brazil, Argentina, Paraguay, Uruguay and key export markets, and we are currently selling that technology in Brazil, Argentina, Paraguay and Uruguay. We intend to expand the number of soybean varieties available in South America containing the Intacta RR2 PRO technology. Following an adverse ruling from a panel of five judges in the Brazilian Superior Court of Justice denying our term correction for the first generation Roundup Ready patent term to 2014, we deferred collection of royalties for first generation Roundup Ready soybeans in Brazil until a final decision is reached by the courts. The Supreme Court of Brazil has granted certiorari of the patent term correction case. We do not plan to collect on first generation Roundup Ready soybeans in Argentina.
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
Agricultural Productivity
Our Agricultural Productivity businesses operate in markets that are competitive. Gross profit and cash flow levels will fluctuate in the future based on global business dynamics including market supply, demand and manufacturing capacity. We expect to maintain our branded prices at a slight premium over generic products, and we believe our Roundup herbicide business will continue to be a sustainable source of cash and gross profit. Monsanto’s crop protection business focus is to support strategically Monsanto’s Roundup Ready crops through our weed management platform that delivers weed control offerings for farmers. We are evaluating additional investments related to our pending Roundup Ready XTEND crop system which could include capital expenditures to construct a manufacturing facility in Luling, Louisiana. In addition, we expect our lawn-and-garden business will continue to be a solid contributor to our Agricultural Productivity segment.
Global glyphosate producers have the capacity to supply the market, but global dynamics including demand, environmental regulation compliance and raw material availability can cause fluctuations in supply and price of those generic products. We expect the fluctuation in global capacity will impact the selling prices and margins of Roundup brands and our third party sourcing opportunities.

MONSANTO COMPANY	2015 FORM 10-K

The staff of the SEC is conducting an investigation of financial reporting associated with our customer incentive programs for glyphosate products for the fiscal years 2009 and 2010, and we have received subpoenas in connection therewith. The company has preliminarily agreed to the terms of a potential settlement of the investigation that the SEC enforcement staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to acceptance and authorization by the Commission. The proposed settlement would, among other things, require us to pay an $80 million penalty, which we have recorded in fiscal year 2015. However, the terms of the settlement remain subject to the approval of the Commission. Accordingly, there can be no assurance that the company's efforts to resolve the SEC’s investigation will be successful or that the settlement amount will be as anticipated, and we cannot predict the ultimate timing or the final terms of the settlement.
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

Restructuring: We may from time to time initiate restructuring activities. Management is required to estimate the timing and amount of severance and other related benefits for workforce reduction, fair value of property, plant and equipment and goodwill and other intangible assets. Our written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Costs associated with severance and other related benefits for workforce reduction that we considered probable and estimable as of Aug. 31, 2015, totaling $217 million, were recognized in the period. The primary factors affecting our accrual for severance and related benefit costs include estimated years of service and eligible pay related to the position severed. We review long-lived assets and finite-lived intangible assets for impairment when, in management's judgment, conditions indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the assets. If the review indicates that undiscounted cash flows are less than the recorded value of the assets, the assets are considered to be impaired. If an impairment is indicated, the asset is written down to its fair value, or if fair value is not readily determinable, to an estimated fair value based on discounted cash flows. As of Aug. 31, 2015, we recognized $81 million of impairments related to property, plant and equipment and $71 million of impairments related to intangible assets as a result of the 2015 Restructuring Plan.

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
The annual goodwill impairment tests were performed as of Mar. 1, 2015, and Mar. 1, 2014. No indications of goodwill impairment existed as of either date. The results of management’s Mar. 1, 2015, goodwill impairment test indicated that all reporting units had a calculated fair value greater than 10 percent in excess of its carrying value. In 2014, we recorded goodwill related to our acquisition (see Note 4 — Business Combinations and Collaborative Arrangements).

MONSANTO COMPANY	2015 FORM 10-K

Income Taxes: Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased an income tax charge or benefit is included in the consolidated financial statements, and net deferred tax assets are adjusted accordingly. Changes in tax laws, statutory tax rates and estimates of the company’s future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is different than anticipated, we would be required to adjust the remaining deferred tax asset and the tax provision, resulting in an adjustment to net income and shareowners’ equity.
Under the Income Taxes topic of the ASC, in order to recognize the benefit of an uncertain tax position, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the position. Tax authorities regularly examine the company’s returns in the jurisdictions in which we do business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of Aug. 31, 2015.
As of Aug. 31, 2015, management has recorded deferred tax assets of approximately $291 million in Brazil primarily related to net operating loss carryforwards (NOLs) that have no expiration date. Management continues to believe it is more likely than not that we will realize our deferred tax assets in Brazil.
Revenue Recognition: Monsanto sells its products directly to customers as well as through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Product is considered delivered to the customer or distributor once it has been shipped and risk and rewards of ownership have been transferred.
We may enter into multiple-element arrangements, including those where a customer purchases technology and licenses. When elements of a multiple element arrangement do not have stand-alone value, we account for such elements as a combined unit of accounting. We allocate revenue to each unit of accounting in a multiple-element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable by using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a unit of accounting, we use our best estimate of selling price for that unit of accounting. When we use our best estimate to determine selling price, significant judgment is required. The significant assumptions used to estimate selling price for significant units of accounting may consist of cost, gross margin objectives or forecasted customer selling volumes. Changes in assumptions used to estimate selling price could result in a different allocation of arrangement consideration across the units of accounting within an arrangement. Revenue allocated to each unit of accounting is recognized when all revenue recognition criteria for that unit of accounting have been met. Biotechnology trait license revenue, including those within multiple element arrangements, is generally recognized over the contract period as third-party seed companies sell seed containing Monsanto traits, which can be from one year up to the related patent term. License revenue from the sale of intellectual property, including those within multiple element arrangements, is generally recognized upon commencement of the license term.
We record reductions to revenue for estimated customer sales returns and certain customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, economic trends, contractual terms, current market conditions and changes in customer demand. The primary factors affecting our accrual for estimated customer returns include estimated return rates as well as the number of units shipped that have a right of return. At least each quarter, we re-evaluate our estimates to assess the adequacy of our recorded accruals for customer returns and allowance for doubtful accounts, and adjust the amounts as necessary.
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

MONSANTO COMPANY	2015 FORM 10-K

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
See Note 2 — Significant Accounting Policies, Note 14 — Fair Value Measurements —and Note 15— Financial Instruments — to the consolidated financial statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.
The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2015, that are sensitive to changes in interest rates, currency exchange rates and commodity and equity securities prices. Actual changes may prove to be greater or less than those hypothesized.
Changes in Interest Rates: Our interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. Most of our debt as of Aug. 31, 2015, consisted of fixed-rate long-term obligations.
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
The following table illustrates the fair values of the company's long-term debt instruments at Aug. 31, 2015, and Aug. 31, 2014, and the effect on fair values for each of these instruments of a hypothetical one percentage point decrease in interest rates to the rate that existed at Aug. 31, 2015, and Aug. 31, 2014:

	Initial Principal Amount Issued	Fair Value (3)		Fair Value Sensitivity
		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)		2015	2014	2015	2014
5.500% Senior Notes due 2035 issued July 2005	$400	$424	$483	$524	$552
5.500% Senior Notes due 2025 issued August 2005	314	350	376	402	410
5.125% Senior Notes due 2018 issued April 2008	300	325	335	338	347
5.875% Senior Notes due 2038 issued April 2008	250	277	310	352	358
2.750% Senior Notes due 2016 issued April 2011	300	303	310	300	313
2.200% Senior Notes due 2022 issued July 2012	250	229	238	255	256
3.600% Senior Notes due 2042 issued July 2012	250	195	228	254	272
1.850% Senior Notes due 2018 issued November 2013	300	300	300	311	312
4.650% Senior Notes due 2043 issued November 2013	300	280	326	358	386
1.150% Senior Notes due 2017 issued July 2014	500	496	499	510	513
2.125% Senior Notes due 2019 issued July 2014	500	498	501	525	525
2.750% Senior Notes due 2021 issued July 2014	500	490	502	533	535
3.375% Senior Notes due 2024 issued July 2014	750	720	765	823	832
4.200% Senior Notes due 2034 issued July 2014	500	457	519	576	595
4.400% Senior Notes due 2044 issued July 2014	1,000	904	1,032	1,171	1,228
4.700% Senior Notes due 2064 issued July 2014	750	647	780	888	962
4.300% Senior Notes due 2045 issued January 2015 (1)	365	313	—	383	—
2.850% Senior Notes due 2025 issued April 2015 (1)	300	276	—	317	—
3.950% Senior Notes due 2045 issued April 2015 (1)	500	421	—	548	—
Floating Rate Senior Notes due 2016 issued November 2013(2)	400	400	401	400	404

MONSANTO COMPANY	2015 FORM 10-K

(1)	These instruments were not outstanding as of Aug. 31, 2014, accordingly, no amounts are shown for prior year comparisons.

(2)	A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $4 million related to the Floating Rate Senior Notes due 2016.

(3)
Does not include the fair value of other long term debt, primarily consisting of capital lease obligations, which had a fair value of $28 million and $23 million at Aug. 31, 2015, and Aug. 31, 2014, respectively.

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
The company’s significant hedged positions included the European euro, the Brazilian real, the Canadian dollar, the Australian dollar and the Argentine peso. The total notional amount of foreign currency derivative instruments designated as hedges and not designated as hedges at Aug. 31, 2015, was $2,382 million, representing a settlement asset of $29 million. All of these derivatives are hedges of anticipated transactions, translation exposure, or existing assets or liabilities, and mature within 24 months. For all derivative positions, we evaluated the effects of a 10 percent shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. Unfavorable currency movements of 10 percent would negatively affect the fair values of the derivatives held to hedge currency exposures by $170 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
The company held cash and cash equivalents and short-term investments of $3,748 million at Aug. 31, 2015, of which $1,001 million was held by foreign entities. For all non-U.S. dollar denominated cash held by foreign entities, we evaluated the effects of a 10 percent shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. Unfavorable currency movements of 10 percent would negatively affect the fair values of cash and cash equivalents and short-term investments by $87 million.
Changes in Commodity Prices: Where practical, we use futures contracts to protect the company against commodity price increases and use option contracts to limit the unfavorable effect that price changes could have on these purchases. Our futures contracts are accounted for as cash flow hedges and are mainly in the Seeds and Genomics segment. Our option contracts do not qualify for hedge accounting under the provisions specified by the Derivatives and Hedging topic of the ASC. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. In addition, we collect payments on certain customer accounts in grain, and enter into forward sales contracts to mitigate the commodity price exposure. A 10 percent decrease in the prices would have a negative effect on the fair value of these instruments of $40 million. We also use natural gas, diesel and ethylene swaps to manage energy input costs and raw material costs. A 10 percent decrease in the price of these swaps would have a negative effect on the fair value of these instruments of $11 million.
Changes in Equity Securities Prices: We also have investments in marketable equity securities. All such investments are classified as long-term available-for-sale investments. The fair value of these investments is $17 million as of Aug. 31, 2015. These securities are listed on a stock exchange, quoted in an over-the-counter market or measured using an independent pricing source and adjusted for expected future credit losses. If the market price of the marketable equity securities should decrease by 10 percent, the fair value of the equities would decrease by $2 million. See Note 14 — Fair Value Measurements — for further details.

MONSANTO COMPANY	2015 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management Report
Monsanto Company’s management is responsible for the fair presentation and consistency, in accordance with accounting principles generally accepted in the United States of America, of all the financial information included in this Form 10-K. Where necessary, the information reflects management’s best estimates and judgments.
Management is also responsible for establishing and maintaining an effective system of internal control over financial reporting. The purpose of this system is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to high standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. Management seeks to maintain the effectiveness of internal control over financial reporting by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits. See Management’s Annual Report on Internal Control over Financial Reporting for Management’s conclusion of the effectiveness of Monsanto’s internal control over financial reporting as of August 31, 2015.
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
/s/ Hugh Grant
Hugh Grant
Chairman and Chief Executive Officer
/s/ Pierre Courduroux
Pierre Courduroux
Senior Vice President and Chief Financial Officer
October 29, 2015

MONSANTO COMPANY	2015 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners of Monsanto Company:
We have audited the accompanying statements of consolidated financial position of Monsanto Company and subsidiaries (the "Company") as of August 31, 2015, and 2014, and the related statements of consolidated operations, comprehensive income, cash flows and shareowners’ equity for each of the three years in the period ended August 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of August 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
October 29, 2015

MONSANTO COMPANY	2015 FORM 10-K

Statements of Consolidated Operations

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2015	2014	2013
Net Sales	$15,001	$15,855	$14,861
Cost of goods sold	6,819	7,281	7,208
Gross Profit	8,182	8,574	7,653
Operating Expenses:
Selling, general and administrative expenses	2,686	2,774	2,550
Research and development expenses	1,580	1,725	1,533
Restructuring charges	393	—	—
Total Operating Expenses	4,659	4,499	4,083
Income from Operations	3,523	4,075	3,570
Interest expense	433	248	172
Interest income	(105)	(102)	(92)
Other expense, net	34	102	61
Income from Continuing Operations Before Income Taxes	3,161	3,827	3,429
Income tax provision	864	1,078	915
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	2,297	2,749	2,514
Discontinued Operations:
Income from operations of discontinued businesses	45	22	17
Income tax provision	17	9	6
Income on Discontinued Operations	28	13	11
Net Income	2,325	2,762	2,525
Less: Net income attributable to noncontrolling interest	11	22	43
Net Income Attributable to Monsanto Company	$2,314	$2,740	$2,482
Amounts Attributable to Monsanto Company:
Income from continuing operations	$2,286	$2,727	$2,471
Income on discontinued operations	28	13	11
Net Income Attributable to Monsanto Company	$2,314	$2,740	$2,482
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$4.79	$5.25	$4.63
Income on discontinued operations	0.06	0.03	0.02
Net Income Attributable to Monsanto Company	$4.85	$5.28	$4.65
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$4.75	$5.19	$4.58
Income on discontinued operations	0.06	0.03	0.02
Net Income Attributable to Monsanto Company	$4.81	$5.22	$4.60
Weighted Average Shares Outstanding:
Basic	476.9	519.3	533.7
Diluted	481.4	524.9	539.7
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2015 FORM 10-K

Statements of Consolidated Comprehensive Income

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$2,314	$2,740	$2,482
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation, net of tax of $(18), $(33) and $(24), respectively	(1,596)	100	(229)
Postretirement benefit plan activity, net of tax of $(39), $76 and $80, respectively	(65)	119	128
Unrealized net gains on investment holdings, net of tax of $0, $0 and $4, respectively	—	—	9
Realized net gains on investment holdings, net of tax of $(1), $(2) and $(3), respectively	(3)	(3)	(6)
Unrealized net derivative losses, net of tax of $(46), $(42) and $(45), respectively	(54)	(69)	(78)
Realized net derivative losses (gains), net of tax of $23, $9 and $(39), respectively	31	17	(66)
Total Other Comprehensive (Loss) Income, Net of Tax	(1,687)	164	(242)
Comprehensive Income Attributable to Monsanto Company	627	2,904	2,240
Comprehensive Income Attributable to Noncontrolling Interests
Net Income Attributable to Noncontrolling Interests	11	22	43
Other Comprehensive (Loss) Income:
Foreign currency translation	(4)	10	(27)
Total Other Comprehensive (Loss) Income	(4)	10	(27)
Comprehensive Income Attributable to Noncontrolling Interests	7	32	16
Total Comprehensive Income	$634	$2,936	$2,256
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2015 FORM 10-K

Statements of Consolidated Financial Position

	As of Aug. 31,
(Dollars in millions, except share amounts)	2015	2014
Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2015: $112 and 2014: $118)	$3,701	$2,367
Short-term investments	47	40
Trade receivables, net (variable interest entities restricted - 2015: $0 and 2014: $39)	1,636	2,014
Miscellaneous receivables	803	817
Deferred tax assets	743	635
Inventory, net	3,496	3,597
Other current assets	199	205
Total Current Assets	10,625	9,675
Total property, plant and equipment	10,428	10,357
Less: Accumulated depreciation	5,455	5,275
Property, Plant and Equipment, Net (variable interest entity restricted - 2015: $2 and 2014: $2)	4,973	5,082
Goodwill	4,061	4,319
Other Intangible Assets, Net	1,332	1,554
Noncurrent Deferred Tax Assets	277	450
Long-Term Receivables, Net	42	92
Other Assets	610	746
Total Assets	$21,920	$21,918
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2015: $0 and 2014: $136)	$615	$233
Accounts payable (variable interest entity restricted - 2015: $6 and 2014: $25)	836	1,111
Income taxes payable	234	99
Accrued compensation and benefits (variable interest entity restricted - 2015: $2 and 2014: $1)	304	500
Accrued marketing programs	1,492	1,394
Deferred revenues	370	438
Grower production accruals	39	54
Dividends payable	254	239
Customer payable	72	82
Restructuring reserves	170	—
Miscellaneous short-term accruals (variable interest entity restricted - 2015: $7 and 2014: $0)	791	962
Total Current Liabilities	5,177	5,112
Long-Term Debt (variable interest entity restricted - 2015: $96 and 2014: $0)	8,429	7,465
Postretirement Liabilities	336	345
Long-Term Deferred Revenue	47	47
Noncurrent Deferred Tax Liabilities	340	509
Long-Term Portion of Environmental and Litigation Liabilities	194	184
Long-Term Restructuring Reserve	47	—
Other Liabilities	345	342
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 609,350,452 and 606,457,369 shares, respectively
Outstanding 467,903,711 and 485,261,017 shares, respectively	6	6
Treasury stock 141,446,741 and 121,196,352 shares, respectively, at cost	(12,053)	(10,032)
Additional contributed capital	11,464	10,003
Retained earnings	10,374	9,012
Accumulated other comprehensive loss	(2,801)	(1,114)
Total Monsanto Company Shareowners’ Equity	6,990	7,875
Noncontrolling Interest	15	39
Total Shareowners’ Equity	7,005	7,914
Total Liabilities and Shareowners’ Equity	$21,920	$21,918
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2015 FORM 10-K

Statements of Consolidated Cash Flows

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
Operating Activities:
Net Income	$2,325	$2,762	$2,525
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	716	691	615
Bad-debt expense	45	41	27
Stock-based compensation expense	111	120	100
Excess tax benefits from stock-based compensation	(44)	(72)	(79)
Deferred income taxes	(271)	12	176
Restructuring impairments	276	—	—
Equity affiliate (income) loss, net	7	4	(17)
Net gain on sales of a business or other assets	(2)	(11)	(17)
Other items, net	118	139	(77)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables	68	(172)	222
Inventory, net	(425)	(650)	(192)
Deferred revenues	32	(163)	50
Accounts payable and other accrued liabilities	235	709	(104)
Restructuring reserves	217	—	—
Pension contributions	(27)	(64)	(75)
Other items, net	(273)	(292)	(414)
Net Cash Provided by Operating Activities	3,108	3,054	2,740
Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(63)	(145)	(716)
Maturities of short-term investments	56	359	764
Capital expenditures	(967)	(1,005)	(741)
Purchases of long-term debt and equity securities	(30)	(12)	—
Acquisition of businesses, net of cash acquired	(8)	(922)	(165)
Technology and other investments	(48)	(403)	(88)
Other investments and property disposal proceeds	41	33	169
Net Cash Required by Investing Activities	(1,019)	(2,095)	(777)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	45	38	104
Short-term debt proceeds	57	50	22
Short-term debt reductions	(36)	(24)	(29)
Long-term debt proceeds	1,279	5,479	32
Long-term debt reductions	(107)	(7)	(2)
Payments on other financing	—	(39)	—
Debt issuance costs	(12)	(53)	—
Treasury stock purchases	(835)	(7,082)	(1,095)
Stock option exercises	137	248	257
Excess tax benefits from stock-based compensation	44	72	79
Tax withholding on restricted stock and restricted stock units	(36)	(9)	(10)
Dividend payments	(938)	(904)	(802)
Proceeds from noncontrolling interest	—	—	133
Payments to noncontrolling interests	(28)	(28)	(174)
Net Cash Required by Financing Activities	(430)	(2,259)	(1,485)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(325)	(1)	(93)
Net Increase (Decrease) in Cash and Cash Equivalents	1,334	(1,301)	385
Cash and Cash Equivalents at Beginning of Period	2,367	3,668	3,283
Cash and Cash Equivalents at End of Period	$3,701	$2,367	$3,668
See Note 1 — Background and Basis of Presentation — and Note 23 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2015 FORM 10-K

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Non- Controlling Interest	Total
Balance Aug. 31, 2012	$6	$(3,045)	$10,371	$5,537	$(1,036)	$203	$12,036
Net income	—	—	—	2,482	—	43	2,525
Other comprehensive loss for 2013	—	—	—	—	(242)	(27)	(269)
Treasury stock purchases	—	(1,095)	—	—	—	—	(1,095)
Restricted stock withholding	—	—	(10)	—	—	—	(10)
Issuance of shares under employee stock plans	—	—	257	—	—	—	257
Net excess tax benefits from stock-based compensation	—	—	69	—	—	—	69
Stock-based compensation expense	—	—	97	—	—	—	97
Cash dividends of $1.56 per common share	—	—	—	(831)	—	—	(831)
Payments to noncontrolling interest	—	—	—	—	—	(174)	(174)
Acquisition of noncontrolling interest	—	—	(1)	—	—	(9)	(10)
Proceeds from noncontrolling interest	—	—	—	—	—	133	133
Balance Aug. 31, 2013	$6	$(4,140)	$10,783	$7,188	$(1,278)	$169	$12,728
Net income	—	—	—	2,740	—	22	2,762
Other comprehensive income for 2014	—	—	—	—	164	10	174
Treasury stock purchases	—	(5,892)	(1,204)	—	—	—	(7,096)
Restricted stock withholding	—	—	(16)	—	—	—	(16)
Issuance of shares under employee stock plans	—	—	248	—	—	—	248
Net excess tax benefits from stock-based compensation	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	120	—	—	—	120
Cash dividends of $1.78 per common share	—	—	—	(916)	—	—	(916)
Recognition of redeemable shares of VIE	—	—	—	—	—	(134)	(134)
Payments to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance Aug. 31, 2014	$6	$(10,032)	$10,003	$9,012	$(1,114)	$39	$7,914
Net income	—	—	—	2,314	—	11	2,325
Other comprehensive loss for 2015	—	—	—	—	(1,687)	(4)	(1,691)
Treasury stock purchases	—	(2,021)	1,200	—	—	—	(821)
Restricted stock withholding	—	—	(29)	—	—	—	(29)
Issuance of shares under employee stock plans	—	—	138	—	—	—	138
Net excess tax benefits from stock-based compensation	—	—	40	—	—	—	40
Stock-based compensation expense	—	—	112	—	—	—	112
Cash dividends of $2.01 per common share	—	—	—	(952)	—	—	(952)
Acquisition of noncontrolling interest	—	—	—	—	—	(3)	(3)
Payments to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance Aug. 31, 2015	$6	$(12,053)	$11,464	$10,374	$(2,801)	$15	$7,005

(1)	See Note 21 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2015 FORM 10-K

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
Monsanto manages its business in two segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds and precision agriculture to assist farmers in decision making. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures Roundup and Harness brand herbicides and other herbicides. See Note 25 — Segment and Geographic Data — for further details.
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
Debt issuance costs of $63 million previously reported by the company as other assets in the Statement of Consolidated Financial Position as of Aug. 31, 2014, is now reported by the company as long-term debt, in accordance with the adoption of accounting guidance "Simplifying the Presentation of Debt Issuance Costs."
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

MONSANTO COMPANY	2015 FORM 10-K
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
Revenues from all seed sales are recognized when risks and rewards of ownership of the products are transferred. The company recognizes revenue on products it sells to distributors when, according to the terms of the sales agreement, delivery has occurred, performance is complete, expected returns can be reasonably estimated and pricing is fixed or determinable. When the right of return exists in the company’s seed business, sales revenues are reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand.
The Revenue Recognition topic of the ASC affects Monsanto’s recognition of license revenues from biotechnology traits sold through third-party seed companies. The company may enter into multiple element arrangements, including those where a customer purchases technology and licenses. When elements of a multiple element arrangement do not have stand alone value, we account for such elements as a combined unit of accounting. We allocate revenue to each unit of accounting in a multiple element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable by using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use our best estimate of selling price for that unit of accounting. When we use our best estimate to determine selling price, significant judgment is required. The significant assumptions used to estimate selling price for significant units of accounting may consist of cost, gross margin objectives or forecasted customer selling volumes. Changes in assumptions used to estimate selling price could result in a different allocation of arrangement consideration across the units of accounting within an arrangement. Revenue allocated to each unit of accounting is recognized when all revenue recognition criteria for that unit of accounting have been met. Biotechnology trait license revenue, including those within multiple element arrangements, is generally recognized over the contract period as third-party seed companies sell seed containing Monsanto traits, which can be from one year up to the related patent term. License revenue from the sale of intellectual property, including those within multiple element arrangements, is generally recognized upon commencement of the license term.
Primarily in Brazil and Latin America, Monsanto has point-of-delivery collection systems for certain royalties for soybeans and cotton to record revenue when the grain containing our technology is delivered and commercialized at the grain handlers and collectibility is reasonably assured.
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
Promotional, Advertising and Customer Incentive Program Costs
Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Advertising costs were $74 million, $90 million and $95 million in 2015, 2014 and

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

2013, respectively. Customer incentive program costs are recorded in accordance with the Revenue Recognition topic of the ASC, based on specific performance criteria met by our customers, such as purchase volumes, promptness of payment and market share increases. The cost of customer incentive programs is generally recorded in net sales in the Statements of Consolidated Operations. The fair value of incentive programs earned by customers for services with separate identifiable benefit is generally recorded in selling, general and administrative expenses in the Statements of Consolidated Operations. The cost of incentive programs earned by distributors determined to be agents is generally recorded in selling, general and administrative expenses in the Statements of Consolidated Operations. As actual customer incentive program expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience and market research) is used as a basis for recording customer incentive program liabilities. Management analyzes and reviews the customer incentive program balances on a quarterly basis, and adjustments are recorded as appropriate. Under certain customer incentive programs, product performance and variations in weather can result in free product to customers. The associated cost of this free product is recognized as cost of goods sold in the Statements of Consolidated Operations.
Research and Development Costs and Collaborative Arrangements
The company accounts for research and development ("R&D") costs in accordance with the Research and Development topic of the ASC. Under the Research and Development topic of the ASC, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results are achieved. In process research and development ("IPR&D") costs acquired in a business combination are recorded on the Statements of Consolidated Financial Position as indefinite-lived intangible assets until completion or abandonment of the associated R&D efforts. The costs of purchased IPR&D that have alternative future uses are capitalized and amortized over the estimated useful life of the asset. IPR&D intangible assets are subject to annual impairment tests. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to R&D expenses. Monsanto has entered into collaborations with third parties for the R&D and commercialization of agricultural products. The company accounts for costs incurred and revenue generated under these collaborative arrangements from transactions with third parties in accordance with the Collaborative Arrangements topic of the ASC. Under the Collaborative Arrangements topic of the ASC, all costs incurred and revenue generated from transactions with third parties shall be recorded in each entity's respective income statement. For additional information on the company's collaborative arrangements.
Income Taxes
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements, and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2015, and Aug. 31, 2014, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.
Under the Income Taxes topic of the ASC, in order to recognize the benefit of an uncertain tax position, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the position. Tax authorities regularly examine the company’s returns in the jurisdictions in which we do business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of Aug. 31, 2015, and Aug. 31, 2014.
Cash and Cash Equivalents
All highly liquid investments (defined as investments with a maturity of three months or less when purchased) are considered cash equivalents.
Inventory Valuation and Obsolescence
Inventories are stated at the lower of cost or market, and an inventory reserve would permanently reduce the cost basis of inventory. Inventories are valued as follows:

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Seeds and Genomics: Actual cost is used to value raw materials such as treatment chemicals and packaging, as well as goods in process. Costs for substantially all finished goods, which include the cost of carryover crops from the previous year, are valued at weighted-average actual cost. Weighted-average actual cost includes field growing and harvesting costs, plant conditioning and packaging costs and manufacturing overhead costs.

Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Variances, exclusive of abnormally low volume and operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials and manufacturing overhead based on normal capacity. The cost of the Agricultural Productivity segment inventories in the United States (approximately 11 percent and 9 percent of total company inventory as of Aug. 31, 2015, and Aug. 31, 2014) is determined by using the last-in, first-out ("LIFO") method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside of the United States, as well as supplies inventories in the United States, is determined by using the first-in, first-out ("FIFO") method; FIFO is used outside of the United States because the requirements in the countries where Monsanto maintains inventories generally do not allow the use of the LIFO method. Inventories at FIFO approximate current cost.
In accordance with the Inventory topic of the ASC, Monsanto records abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges and allocates fixed production overhead to the costs of conversion based on the normal capacity of the production facilities.
Monsanto establishes allowances for obsolescence of inventory equal to the difference between the cost of inventory (if higher) and the estimated market value, based on assumptions about future demand and market conditions. The company regularly evaluates the adequacy of its inventory obsolescence reserves. If economic and market conditions are different from those anticipated, inventory obsolescence could be materially different from the amounts provided for in the company’s consolidated financial statements. If inventory obsolescence is higher than expected, cost of goods sold will be increased, and inventory, net income and shareowners’ equity will be reduced.
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
Other Intangible Assets
Other intangible assets consist primarily of acquired seed germplasm, intellectual property, trademarks and customer relationships. Seed germplasm is the genetic material used in new seed varieties. Germplasm is amortized on a straight-line basis over useful lives ranging from five years for completed technology germplasm to a maximum of 30 years for certain core technology germplasm. Completed technology germplasm consists of seed hybrids and varieties that are commercially available. Core technology germplasm is the collective germplasm of parental seeds and has a longer useful life as it is used to develop new seed hybrids and varieties. Acquired intellectual property includes intangible assets related to acquisitions and licenses through which Monsanto has acquired the rights to various research and discovery technologies. These encompass intangible assets such as enabling processes and data libraries necessary to support the integrated genomics and biotechnology platforms. These intangible assets have alternative future uses and are amortized over useful lives ranging from one year to 18 years. The useful lives of acquired germplasm and acquired intellectual property are determined based on consideration of several factors including the nature of the asset, its expected use, length of licensing agreement or patent and the period over which benefits are expected to be received from the use of the asset.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto has a broad portfolio of trademarks for herbicide products, traits, agricultural seeds and vegetable seeds, and patents for our traits, formulations used to make our herbicides and various manufacturing processes. The amortization period for acquired trademarks and patents ranges from one year to 30 years. Trademarks are amortized on a straight-line basis over their useful lives. The useful life of a trademark is determined based on the estimated market-life of the associated company, brand or product. Patents are amortized on a straight-line basis over the period in which the patent is legally protected, the period over which benefits are expected to be received, or the estimated market-life of the product with which the patent is associated, whichever is shorter.
In conjunction with acquisitions, Monsanto obtains access to the distribution channels and customer relationships of the acquired companies. These relationships are expected to provide economic benefits to Monsanto. The amortization period for customer relationships ranges from one year to 20 years, and amortization is recognized on a straight-line basis over these periods. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on the company’s historical experience of customer attrition rates.
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
Asset Retirement Obligations and Environmental Remediation Liabilities
Monsanto follows the Asset Retirement and Environmental Obligations topic of the ASC, which addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Monsanto has asset retirement obligations with carrying amounts totaling $68 million and $59 million included in other liabilities on the Statements of Consolidated Financial Position as of Aug. 31, 2015, and Aug. 31, 2014, respectively, primarily relating to its manufacturing facilities.
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
Litigation and Other Contingencies
Monsanto is involved from time to time in various intellectual property, biotechnology, tort, contract, antitrust, shareowner claims, environmental and other litigation, claims and legal proceedings; environmental remediation; and government investigations. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with the Contingencies topic of the ASC, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience, scientific and other evidence, interpretation of

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Guarantees
Monsanto is subject to various commitments under contractual and other commercial obligations. The company recognizes liabilities for contingencies and commitments under the Guarantees topic of the ASC. For additional information on the company’s commitments and other contractual and commercial obligations.
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
Significant translation exposures include the Brazilian real, the European euro, the Mexican peso, the Australian dollar, Indian rupee, Indonesian rupiah and South African rand. Currency restrictions are not expected to have a significant effect on Monsanto’s cash flow, liquidity or capital resources.
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

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTE 3. NEW ACCOUNTING STANDARDS
In September 2015, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Simplifying the Accounting for Measurement-Period Adjustments" in business combinations. This standard eliminates the need for an acquirer in a business combination to recognize measurement-period adjustments retrospectively, but instead measurement-period adjustments are to be recorded during the period in which the amount of the adjustment is determined, including the effect on earnings of any amount that would have been recorded in a previous period had the amount been recorded at the acquisition date. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2015, with early adoption permitted. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2017. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In July 2015, the FASB issued accounting guidance, "Simplifying the Measurement of Inventory" which requires inventory to be carried at the lower of cost or net realizable value if the FIFO or average cost method is used. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2018. Adoption will be applied prospectively from the beginning of the reporting period in which the standard is adopted. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In April 2015, the FASB issued accounting guidance, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" which provides explicit guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015. Monsanto must elect to adopt either retrospectively or prospectively, with early adoption permitted. Accordingly, Monsanto is required to adopt this standard in the first quarter of fiscal year 2017. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In April 2015, the FASB issued accounting guidance, "Simplifying the Presentation of Debt Issuance Costs" which requires debt issuance costs related to a recognized debt liability to be presented in the statement of financial position as a direct deduction from the carrying amount of that debt. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015, with early adoption permitted for financial statements not yet issued. Monsanto has elected to adopt this standard as of Aug. 31, 2015, with retrospective application to all Statements of Financial Position presented.
In February 2015, the FASB issued accounting guidance, "Amendments to the Consolidation Analysis" which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination and (5) certain investment funds. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015. Accordingly, Monsanto is required to adopt this standard in the first quarter of fiscal year 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2014, the FASB issued accounting guidance, "Compensation - Stock Compensation" which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The new guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. This standard is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2015, with early adoption permitted. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2017. The guidance may be adopted either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. In August 2015, the FASB amended the guidance to allow for the deferral of the effective date of this standard. The standard is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2017. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2019. One-year early adoption is permitted. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
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
In July 2013, the FASB issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Previously, U.S. GAAP did not provide explicit guidance on the topic. This new presentation guidance became effective prospectively for fiscal years, and interim periods within those years, beginning after Dec. 15, 2013. Accordingly, Monsanto adopted this standard in the first quarter of fiscal year 2015.
NOTE 4. BUSINESS COMBINATIONS AND COLLABORATIVE ARRANGEMENTS
Business Combinations
2014 Acquisition: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyper-local weather monitoring, weather simulation and agronomic modeling which has allowed it to develop risk management tools and agronomic decision support tools for growers. The acquisition combined The Climate Corporation's expertise in agriculture risk-management with Monsanto’s R&D capabilities and enables farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The acquisition of the company qualifies as a business under the Business Combinations topic of the ASC. Acquisition costs were $18 million and were classified as selling, general and administrative expenses in the Statements of Consolidated Operations. The total fair value of the acquisition was $932 million, and the total cash paid for the acquisition was $917 million, net of cash acquired. The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is not deductible for tax purposes.
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

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

qualifies as a business under the Business Combinations topic of the ASC, complements Monsanto's existing activities in the breeding, production and marketing of oilseed rape in Europe. Acquisition costs were approximately $1 million and were classified as selling, general and administrative expenses in the Statements of Consolidated Operations. The total fair value and cash paid for the acquisition was $30 million. The fair value of the acquisition was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes.
In June 2013, Monsanto acquired 100 percent of the outstanding stock of GrassRoots Biotechnology, Inc., a business based in Durham, North Carolina that is focused on gene expression and other agriculture technologies. The acquisition of the company, which qualifies as a business under the Business Combinations topic of the ASC, complements Monsanto's existing research platforms. Acquisition costs were less than $1 million and were classified as selling, general and administrative expenses in the Statements of Consolidated Operations. The total fair value and cash paid for the acquisition was $15 million, net of cash acquired. The fair value of the acquisition was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is not deductible for tax purposes.
In March 2013, Monsanto acquired substantially all of the assets of Rosetta Green Ltd., a business based in Israel which specializes in the identification and use of unique genes to guide key processes in major crops including corn, soybeans and cotton. The acquisition of the company, which qualifies as a business under the Business Combinations topic of the ASC, complements Monsanto's existing research platforms. Acquisition costs were less than $1 million and were classified as selling, general and administrative expenses in the Statements of Consolidated Operations. The total fair value and cash paid for the acquisition was $35 million. The fair value of the acquisition was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes.
In January 2013, Monsanto acquired select assets of Agradis, Inc., a business focused on developing sustainable agricultural solutions. The acquisition, which qualifies as a business under the Business Combinations topic of the ASC, supports Monsanto's efforts to provide farmers with sustainable biological products to improve crop health and productivity. Acquisition costs incurred were less than $1 million and were classified as selling, general and administrative expenses in the Statements of Consolidated Operations. The total cash paid and the fair value of the acquisition was $85 million, and the purchase price was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is deductible for tax purposes.
For the acquisitions described above, the business operations and employees of the acquired entities were included in the Seeds and Genomics reportable segment results upon acquisition. Pro forma information related to the 2013 acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on Monsanto’s consolidated results of operations is not significant.
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

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. RESTRUCTURING
Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

Year Ended Aug. 31,
(Dollars in millions)	2015
Cost of Goods Sold(1)	$(100)
Restructuring Charges(1)	(393)
Loss from Continuing Operations Before Income Taxes	$(493)
Income Tax Provision	155
Net Income	$(338)

(1)
The $100 million of restructuring charges in cost of goods sold is recorded to the Seeds and Genomics segment. The $393 million of restructuring charges is split by segment as follows: $13 million in Agricultural Productivity and $380 million in Seeds and Genomics.

On Oct. 6, 2015, the company approved actions to realign resources to increase productivity, enhance competitiveness by delivering cost improvements and support long-term growth (2015 Restructuring Plan). Planned actions include streamlining and reprioritizing some commercial, enabling and research and development efforts, including the exit of the sugarcane business.
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be $850 million to $900 million. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $330 million to $350 million in work force reductions, including severance and related benefits; $145 million to $160 million in facility closures / exit costs, including contract termination costs; $375 million to $390 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other intangible assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
The following table displays the pretax charges of $493 million incurred by segment under the fiscal year 2015 restructuring plan for the year ended Aug. 31, 2015.

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$204	$13	$217
Asset Impairments and Write-offs:
Property, plant and equipment	81	—	81
Inventory	51	—	51
Goodwill and other intangible assets	144	—	144
Total Restructuring Charges, Net	$480	$13	$493
The company’s written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the Exit or Disposal Cost Obligations topic of the ASC, therefore severance charges incurred in connection with the 2015 Restructuring Plan are accounted for when probable and estimable as required under the Compensation - Nonretirement Postemployment Benefits topic of the ASC. In addition, when the decision to commit to a restructuring plan requires an asset impairment review, Monsanto evaluates such impairment issues under the Property, Plant and Equipment topic of the ASC.
In fiscal year 2015, pretax restructuring charges of $493 million were recorded. The $217 million in work force reductions was split relatively evenly between the United States and outside of the United States. In asset impairments, property, plant and equipment impairments of $81 million were related primarily to certain manufacturing facilities in Argentina and manufacturing and technology facilities in the United States. In asset impairments, inventory impairments of $51 million recorded in cost of goods sold were related to discontinued products worldwide. Goodwill disposition associated with the exit of the sugarcane business of $73 million, and intangible assets impairments of $71 million related primarily to the write-off of intellectual property for technology that the company elected no longer to pursue.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the activities related to the company's 2015 Restructuring Plan.

(Dollars in millions)	Work Force Reductions	Asset Impairments	Total
Restructuring charges recognized in fourth quarter 2015	$217	$276	$493
Asset impairments and write-offs	—	(276)	(276)
Ending Liability as of Aug. 31, 2015	$217	$—	$217
NOTE 6. RECEIVABLES
The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2013, 2014 and 2015.

(Dollars in millions)
Balance Aug. 31, 2012	$64
Additions — charged to expense	32
Other(1)	(28)
Balance Aug. 31, 2013	$68
Additions — charged to expense	44
Other(1)	(40)
Balance Aug. 31, 2014	$72
Additions — charged to expense	44
Other(1)	(57)
Balance Aug. 31, 2015	$59

(1)	Includes reclassifications to long-term, write-offs, recoveries and foreign currency translation adjustments.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $156 million and $136 million with a corresponding allowance for credit losses on these receivables of $120 million and $125 million, as of Aug. 31, 2015, and Aug. 31, 2014, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2013, 2014 and 2015.

(Dollars in millions)
Balance Aug. 31, 2012	$141
Incremental Provision	7
Recoveries	(1)
Write-Offs	(47)
Other(1)	4
Balance Aug. 31, 2013	$104
Incremental Provision	11
Recoveries	(4)
Write-Offs	(15)
Other(1)	29
Balance Aug. 31, 2014	$125
Incremental Provision	9
Recoveries	(3)
Write-Offs	(28)
Other(1)	17
Balance Aug. 31, 2015	$120

(1)	Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.
The following table sets forth Monsanto’s gross trade receivables by geographic area as of Aug. 31, 2015, and Aug. 31, 2014, by significant customer concentrations:

	As of Aug. 31,
(Dollars in millions)	2015	2014
Argentina	$298	$327
Asia-Pacific	185	175
Brazil	181	178
Canada	43	22
Europe-Africa	498	522
Mexico	202	160
United States	230	579
Other	58	123
Gross Trade Receivables	1,695	2,086
Less: Allowance for Doubtful Accounts	(59)	(72)
Trade Receivables, Net	$1,636	$2,014

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of Aug. 31,
(Dollars in millions)	2015	2014
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$851	$436
Maximum future payout under recourse provisions	125	21
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$124	$67
Maximum future payout under recourse provisions	22	34
Agreements with Lenders(3)
Outstanding balance	$75	$71
Maximum future payout under the guarantee	62	51
The gross amounts of receivables sold under transactions that qualify for sales treatment are:

	Gross Amounts of Receivables Sold
	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$852	$457	$349
European and Latin American agreements to sell trade receivables(2)	165	78	16

(1)
Monsanto has agreements in the United States to sell trade receivables, both with and without recourse, up to a maximum outstanding balance of $1.4 billion and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based upon the company's historical collection experience and a current assessment of credit exposure.

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $274 million as of Aug. 31, 2015) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company's investment. Credit losses above Monsanto's investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC, and as a result, the entity has been consolidated. For further information on this topic, see Note 8 — Variable Interest Entities and Cost Basis Investments.
There were no significant recourse or non-recourse liabilities for all programs as of Aug. 31, 2015, and Aug. 31, 2014. There were no significant delinquent loans for all programs as of Aug. 31, 2015, and Aug. 31, 2014.

NOTE 8. VARIABLE INTEREST ENTITIES AND COST BASIS INVESTMENTS
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

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

investment funds, held senior interest of 90 percent and 91 percent in the entity as of Aug. 31, 2015, and Aug. 31, 2014, respectively, and Monsanto held the remaining ten percent and nine percent interest, respectively. The senior interests held by third parties are mandatorily redeemable shares and are included in short-term debt as of Aug. 31, 2014, in the Statement of Consolidated Financial Position. In July 2015 the mandatorily redeemable shares were repaid, and a new tranche was issued in August 2015 and is classified as long-term debt as of Aug. 31, 2015, in the Statement of Consolidated Financial Position.
Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least ten percent and could be required to provide additional contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. Creditors have no recourse against Monsanto in the event of default by the VIE. The company’s financial or other support provided to the VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the VIE, the VIE was established to service transactions involving the company, and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIE. As a result, the company is the primary beneficiary of the VIE, and the VIE has been consolidated in Monsanto’s consolidated financial statements. The assets of the VIE may only be used to settle the obligations of the respective entity. Third-party investors in the VIE do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. Monsanto's maximum exposure to loss was $11 million and $13 million as of Aug. 31, 2015, and Aug. 31, 2014, respectively. See Note 7 — Customer Financing Programs and Note 14 — Fair Value Measurements — for additional information.
Monsanto has entered into several agreements with third parties to establish entities to focus on R&D related to various activities including agricultural fungicides and biologicals for agricultural applications. All such entities are recorded as consolidated VIEs of Monsanto. Under each of the arrangements, Monsanto holds call options to acquire the majority of the equity interests in each VIE from the third-party owners. Monsanto will fund the operations of the VIEs in return for either additional equity interests or to retain the call options. The funding, which may total up to $118 million, will be provided in separate research phases if research milestones are met over the next several years. The VIEs were established to perform agricultural-based research and development activities for the benefit of Monsanto, and Monsanto provides all funding of the VIEs' activities. Further, Monsanto has the power to direct the activities most significant to the VIEs. As a result, Monsanto is the primary beneficiary of the VIEs, and the VIEs have been consolidated in Monsanto's consolidated financial statements. Monsanto's maximum exposure to loss was $62 million and $43 million as of Aug. 31, 2015, and Aug. 31, 2014, respectively, which includes the company's current investment in the VIEs, the funding required to be provided to the VIEs during the research phases and/or the initial consideration paid related to the call options. The third-party owners of the VIEs do not have recourse to the general assets of Monsanto beyond Monsanto's maximum exposure to loss at any given time relating to the VIEs.
Cost Basis Investments
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of Aug. 31, 2015, and Aug. 31, 2014, these investments were recorded at $90 million and $91 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators.
NOTE 9. INVENTORY
Components of inventory are:

	As of Aug. 31,
(Dollars in millions)	2015	2014
Finished Goods	$1,603	$1,591
Goods In Process	1,627	1,721
Raw Materials and Supplies	420	445
Inventory at FIFO Cost	3,650	3,757
Excess of FIFO over LIFO Cost	(154)	(160)
Total	$3,496	$3,597
The decrease in the excess of FIFO over LIFO cost is primarily the result of favorable manufacturing costs. During fiscal years 2015 and 2014, inventory quantities increased, with no liquidation of existing LIFO inventory layers.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventory obsolescence reserves are utilized as valuation accounts and effectively establish a new cost basis. The following table displays a roll forward of the inventory obsolescence reserve for fiscal years 2013, 2014 and 2015.

(Dollars in millions)
Balance Aug. 31, 2012	$361
Additions — charged to expense	336
Deductions and other(1)	(289)
Balance Aug. 31, 2013	$408
Additions — charged to expense	331
Deductions and other(1)	(324)
Balance Aug. 31, 2014	$415
Additions — charged to expense	390
Deductions and other(1)	(371)
Balance Aug. 31, 2015	$434

(1)	Deductions and other includes disposals and foreign currency translation adjustments.

As part of Monsanto's 2015 Restructuring Plan, inventory impairment charges of $51 million were recorded in fiscal year 2015. See Note 5 — Restructuring — for additional information.
NOTE 10. PROPERTY, PLANT AND EQUIPMENT
Components of property, plant and equipment are as follows:

	As of Aug. 31,
(Dollars in millions)	2015	2014
Land and Improvements	$643	$611
Buildings and Improvements	2,143	2,122
Machinery and Equipment	5,653	5,676
Computer Software	893	779
Construction In Progress and Other	1,096	1,169
Total Property, Plant and Equipment	10,428	10,357
Less: Accumulated Depreciation	5,455	5,275
Property, Plant and Equipment, Net	$4,973	$5,082
Gross assets acquired under capital leases of $42 million are included primarily in machinery and equipment as of Aug. 31, 2015, and Aug. 31, 2014. See Note 13 — Debt and Other Credit Arrangements — and Note 24 — Commitments and Contingencies — for related capital lease obligations.
As part of Monsanto's 2015 Restructuring Plan, asset impairment charges of $81 million were recorded in fiscal year 2015. These impairment charges primarily were related to machinery and equipment and the associated accumulated depreciation. See Note 5 — Restructuring — for additional information.
NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS
The fiscal year 2015 and 2014 annual goodwill impairment tests were performed as of Mar. 1, 2015, and 2014, respectively, and no indications of goodwill impairment existed as of either date. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate a potential impairment. As of Aug. 31, 2015, Monsanto considered potential triggering events or circumstances impacting goodwill and determined there was no impairment. As of fiscal year 2015, accumulated goodwill impairment charges since the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets (codified in ASC 350) in 2002 were $2 billion. The charges related to Seeds and Genomics and were primarily a result of a change in the valuation method (from an undiscounted cash flow methodology to a discounted cash flow methodology) upon adoption of ASC 350 as well as unanticipated delays in biotechnology acceptance and regulatory approvals.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the net carrying amount of goodwill for fiscal years 2014 and 2015, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance Aug. 31, 2013	$3,461	$59	$3,520
Acquisition activity (see Note 4)	783	—	783
Effect of foreign currency translation adjustments	18	(2)	16
Balance Aug. 31, 2014	$4,262	$57	$4,319
Dispositions	(75)	—	(75)
Effect of foreign currency translation adjustments and other adjustments	(183)	—	(183)
Balance Aug. 31, 2015	$4,004	$57	$4,061
In fiscal year 2015, goodwill decreased primarily due to the exit of the sugarcane business and foreign currency impacts. See Note 5 — Restructuring — for further information on the disposition.
Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2015			As of Aug. 31, 2014
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,074	$(750)	$324	$1,116	$(751)	$365
Acquired Intellectual Property	1,168	(598)	570	1,160	(507)	653
Trademarks	353	(152)	201	366	(142)	224
Customer Relationships	318	(212)	106	338	(204)	134
Other	176	(146)	30	181	(106)	75
Total Other Intangible Assets, Finite Lives	$3,089	$(1,858)	$1,231	$3,161	$(1,710)	$1,451
In Process Research & Development, Indefinite Lives	101	—	101	103	—	103
Total Other Intangible Assets	$3,190	$(1,858)	$1,332	$3,264	$(1,710)	$1,554
The decrease in total other intangible assets, net during fiscal year 2015 is primarily related to intangible impairments. See Note 14 — Fair Value Measurements and Note 5 — Restructuring — for further information on the intangible impairments.
Total amortization expense of total other intangible assets was $143 million in fiscal year 2015, $136 million in fiscal year 2014 and $111 million in fiscal year 2013.
The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

(Dollars in millions)	Amount
2016	$164
2017	161
2018	134
2019	123
2020	117

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. INCOME TAXES
The components of income from continuing operations before income taxes are:

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
United States	$2,092	$2,436	$2,385
Outside United States	1,069	1,391	1,044
Total	$3,161	$3,827	$3,429

The components of income tax provision from continuing operations are:

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
Current:
U.S. federal	$675	$648	$432
U.S. state	69	65	52
Outside United States	408	410	305
Total Current	$1,152	$1,123	$789
Deferred:
U.S. federal	(91)	41	159
U.S. state	(2)	(2)	1
Outside United States	(195)	(84)	(34)
Total Deferred	(288)	(45)	126
Total	$864	$1,078	$915
Factors causing Monsanto’s income tax provision from continuing operations to differ from the U.S. federal statutory rate are:

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
U.S. Federal Statutory Rate	$1,106	$1,339	$1,200
U.S. Domestic Manufacturing Deduction	(87)	(75)	(68)
U.S. R&D Tax Credit	(30)	(12)	(43)
U.S. State Income Taxes	39	45	43
Lower Taxes on Foreign Operations	(209)	(230)	(78)
Valuation Allowances	13	12	—
Adjustment for Unrecognized Tax Benefits	(4)	(8)	(110)
Other	36	7	(29)
Income Tax Provision	$864	$1,078	$915

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax balances are related to:

	As of Aug. 31,
(Dollars in millions)	2015	2014
Net Operating Loss and Other Carryforwards	$323	$443
Employee Fringe Benefits	305	259
Restructuring and Impairment Reserves	242	135
Inventories	173	106
Royalties	154	129
Allowance for Doubtful Accounts	72	70
Environmental and Litigation Reserves	69	69
Intangibles	—	74
Other	307	350
Valuation Allowance	(68)	(63)
Total Deferred Tax Assets	$1,577	$1,572
Property, Plant and Equipment	539	585
Intangibles	361	400
Other	—	81
Total Deferred Tax Liabilities	900	1,066
Net Deferred Tax Assets	$677	$506
As of Aug. 31, 2015, Monsanto had available approximately $600 million in net operating loss carryforwards ("NOLs"), most of which related to Brazilian operations where NOLs have an indefinite carryforward period. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of Aug. 31, 2015, management continues to believe it is more likely than not that the company will realize the deferred tax assets in Brazil.
Income taxes and remittance taxes have not been recorded on approximately $4.7 billion of undistributed earnings of foreign operations of Monsanto because Monsanto intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Due to the nature of the examinations, it may take several years before they are completed. Management regularly assesses the tax risk of the company’s return filing positions for all open years. During fiscal year 2013, Monsanto recorded favorable adjustments to the income tax provision as a result of the resolution of various domestic and foreign income tax matters.
As of Aug. 31, 2015, Monsanto had total unrecognized tax benefits of $135 million, of which $100 million would favorably impact the effective tax rate if recognized. As of Aug. 31, 2014, Monsanto had total unrecognized tax benefits of $152 million, of which $102 million would favorably impact the effective tax rate if recognized.
Accrued interest and penalties included in other liabilities in the Statements of Consolidated Financial Position were $28 million and $38 million as of Aug. 31, 2015, and Aug. 31, 2014, respectively. Monsanto recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax provision within the Statements of Consolidated Operations. For the year ended Aug. 31, 2015, the company recognized $6 million of income tax benefit for interest and penalties. For the year ended Aug. 31, 2014, the company recognized $4 million of income tax expense for interest and penalties. For the year ending Aug. 31, 2013, the company recognized $10 million of income tax benefit for interest and penalties.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(Dollars in millions)	2015	2014
Balance Sept. 1	$152	$167
Increases for prior year tax positions	12	13
Decreases for prior year tax positions	(14)	(16)
Increases for current year tax positions	7	5
Settlements	—	(1)
Lapse of statute of limitations	(12)	(14)
Foreign currency translation	(10)	(2)
Balance Aug. 31	$135	$152
Monsanto operates in various countries throughout the world and, as a result, files income tax returns in numerous jurisdictions. These tax returns are subject to examination by various federal, state and local tax authorities. For Monsanto’s major tax jurisdictions, the tax years that remain subject to examination are shown below:

Jurisdiction
U.S. federal income tax	2011-2015
U.S. state and local income taxes	2000-2015
Argentina	2001-2015
Brazil	2006-2015

If the company’s assessment of unrecognized tax benefits is not representative of actual outcomes, the company’s consolidated financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires. Management estimates it is reasonably possible that the total amount of uncertain tax benefits could decrease by as much as $55 million within the next 12 months, primarily as a result of the resolution of audits currently in progress in several jurisdictions involving issues common to large multinational corporations and the lapsing of the statute of limitations in multiple jurisdictions.

NOTE 13. DEBT AND OTHER CREDIT ARRANGEMENTS
As of Aug. 31, 2014, Monsanto had a $2 billion credit facility agreement with a group of banks that provided a senior unsecured revolving credit facility through Apr. 1, 2016. In fiscal year 2015, Monsanto requested an increase in the overall borrowing limit pursuant to a provision in the credit agreement that allowed Monsanto to do so, and effective Sept. 30, 2014, the limit was increased from $2 billion to $2.5 billion. In March 2015, Monsanto replaced its $2.5 billion credit facility agreement with a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. This facility was initiated to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing and support of commercial paper borrowings. The agreement also provides for euro, pounds sterling and yen-denominated loans, and for letters of credit and swingline borrowings, and allows Monsanto to designate certain subsidiaries to borrow with a company guarantee. Covenants under this credit facility restrict maximum borrowings. There are no compensating balances, but the facility is subject to various fees, which are based on the company’s credit ratings. As of Aug. 31, 2015, Monsanto was in compliance with all financial debt covenants, and there were no outstanding borrowings under this credit facility.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Short-Term Debt

	As of Aug. 31,
(Dollars in millions)	2015	2014
Current Portion of Long-Term Debt	$308	$12
Mandatorily Redeemable Shares of VIE	—	136
Notes Payable to Banks	307	85
Total Short-Term Debt	$615	$233
The fair value of total short-term debt was $619 million and $233 million as of Aug. 31, 2015, and Aug. 31, 2014, respectively. The interest rate on the mandatorily redeemable shares of a VIE is a variable rate. See Note 14 — Fair Value Measurements — for additional information regarding mandatorily redeemable shares of a VIE. The weighted average interest rate on notes payable to banks was three percent and nine percent as of Aug. 31, 2015, and Aug. 31, 2014, respectively.
As of Aug. 31, 2015, the company did not have any outstanding commercial paper, but it had short-term borrowings to support ex-U.S. operations throughout the year, which had weighted-average interest rates as indicated above.
Long-Term Debt

	As of Aug. 31,
(Dollars in millions)	2015	2014
Floating Rate Senior Notes, Due 2016(1)	$399	$398
2.750% Senior Notes, Due 2016(1)	—	299
1.150% Senior Notes, Due 2017(1)	498	497
5.125% Senior Notes, Due 2018(1)	299	299
1.850% Senior Notes, Due 2018(1)	298	298
2.125% Senior Notes, Due 2019(1)	497	496
2.750% Senior Notes, Due 2021(1)	496	495
2.200% Senior Notes, Due 2022(1)	248	248
3.375% Senior Notes, Due 2024(1)	744	743
5.500% Senior Notes, Due 2025(1)	287	284
2.850% Senior Notes, Due 2025(1)	296	—
4.200% Senior Notes, Due 2034(1)	492	492
5.500% Senior Notes, Due 2035(1)	393	392
5.875% Senior Notes, Due 2038(1)	245	245
3.600% Senior Notes, Due 2042(1)	247	247
4.650% Senior Notes, Due 2043(1)	297	297
4.400% Senior Notes, Due 2044(1)	982	981
3.950% Senior Notes, Due 2045(1)	493	—
4.300% Senior Notes, Due 2045(1)	361	—
4.700% Senior Notes, Due 2064(1)	734	734
Mandatorily Redeemable Shares of VIE	96	—
Other (including Capital Leases)	27	20
Total Long-Term Debt	$8,429	$7,465

(1)	Amounts are net of unamortized discounts and debt issuance costs.
The fair value of total long-term debt was $8,124 million and $7,928 million as of Aug. 31, 2015, and Aug. 31, 2014, respectively.
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

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2014, Monsanto issued $500 million of 1.15% Senior Notes due in 2017, $500 million of 2.125% Senior Notes due in 2019, $500 million of 2.75% Senior Notes due in 2021, $750 million of 3.375% Senior Notes due in 2024, $500 million of 4.20% Senior Notes due in 2034, $1 billion of 4.40% Senior Notes due in 2044 and $750 million of 4.70% Senior Notes due in 2064. All notes were issued under the 2014 shelf registration. The net proceeds from the July 2014 issuance were used to purchase treasury shares pursuant to the accelerated share repurchase agreements disclosed in Note 20 — Capital Stock.
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
The information regarding interest expense below reflects Monsanto’s interest expense on debt, mandatorily redeemable shares, customer financing and the amortization of debt issuance costs and interest rate swaps:

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
Interest Cost Incurred	$460	$275	$195
Less: Capitalized on Construction	27	27	23
Interest Expense	$433	$248	$172
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

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2015, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$3,213	$—	$—	$3,213
Short-term investments	47	—	—	47
Equity securities	17	—	—	17
Derivative assets related to:
Foreign currency	—	40	—	40
Commodity contracts	1	7	—	8
Interest rate contracts	—	2	—	2
Total Assets at Fair Value	$3,278	$49	$—	$3,327
Liabilities at Fair Value:
Short-term debt instruments(1)	—	619	—	619
Long-term debt instruments(1)	—	8,028	96	8,124
Derivative liabilities related to:
Foreign currency	—	11	—	11
Commodity contracts	35	50	—	85
Total Liabilities at Fair Value	$35	$8,708	$96	$8,839

(1)
Debt instruments, excluding mandatorily redeemable shares, are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

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

The company’s derivative contracts are measured at fair value, including forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and over-the-counter ("OTC") instruments related primarily to agricultural commodities, energy and raw materials, interest rates and foreign currencies. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified as Level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets and are classified as Level 2. Interest rate contracts consist of interest rate swaps measured using broker or dealer quoted prices. When observable inputs are available for substantially the full term of the contract, it is classified as Level 2. Based on historical experience with the company’s suppliers and customers, the company’s own credit risk and

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The company’s short-term investments may consist of commercial paper and cash which is contractually restricted as to withdrawal or usage. The company’s available-for-sale securities consist of equity securities of publicly traded equity investments. Commercial paper and publicly traded equity investments are valued using quoted market prices and are classified as Level 1. Contractually restricted cash may be held in an interest bearing account measured using prevailing interest rates and is classified as Level 1.
Short-term debt instruments may consist of commercial paper, current portion of long-term debt, and notes payable to banks. Commercial paper and notes payables to banks are recorded at amortized cost in the Statements of Consolidated Financial Position, which approximates fair value. Current portion of long-term debt is measured at fair value for disclosure purposes and determined based on current market yields for Monsanto's debt traded in the secondary market. Short-term debt instruments are classified as Level 2. See Note 13 — Debt and Other Credit Arrangements — for additional disclosures.
Long-term debt was measured at fair value for disclosure purposes and determined based on current market yields for Monsanto's debt traded in the secondary market (Level 2 measurement). Long-term debt includes mandatorily redeemable shares. Mandatorily redeemable shares are recorded in the Statement of Consolidated Financial Position at fair value, which represents the amount of cash the consolidated variable interest entity would pay if settlement occurred as of the respective reporting date. Fair value of the mandatorily redeemable shares of the variable interest entity is calculated using observable and unobservable inputs from an interest rate market in Brazil and stated contractual terms (a Level 3 measurement). See Note 13 — Debt and Other Credit Arrangements — for additional disclosures. Accretion expense is included in the Statements of Consolidated Operations as interest expense.
For the periods ended Aug. 31, 2015, and Aug. 31, 2014, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs for the years ended Aug. 31, 2015, and Aug. 31, 2014. The following table summarizes the change in fair value of the Level 3 short-term debt instruments for the year ended Aug. 31, 2015.

(Dollars in millions)
Balance Aug. 31, 2014(1)	$136
Accretion expense	12
Repayment of mandatorily redeemable shares	(101)
Effect of foreign currency translation adjustments	(47)
Balance Aug. 31, 2015	$—

(1)	Includes 300,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $447) as of Aug. 31, 2014.
The following table summarizes the change in fair value of the Level 3 long-term debt instruments for the year ended Aug. 31, 2015.

(Dollars in millions)
Balance Aug. 31, 2014	$—
Issuance of mandatorily redeemable shares of VIE(1)	96
Balance Aug. 31, 2015(1)	$96

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $274) as of Aug. 31, 2015.

There were no significant measurements of liabilities to their implied fair value on a nonrecurring basis during fiscal years 2015, 2014 and 2013.

There were no significant measurements of assets to their implied fair value on a nonrecurring basis during fiscal year 2013. Significant measurements during fiscal years 2015 and 2014 of assets to their implied fair value on a nonrecurring basis were as follows:

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, Plant and Equipment Net: In fiscal year 2015, property, plant and equipment within the Seeds and Genomics segment with a net book value of $131 million was written down to its initial fair value estimate of $50 million, resulting in a impairment charge of $81 million, with $49 million included in cost of goods sold and $32 million included in restructuring charges in the Statement of Consolidated Operations. The initial fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 5 — Restructuring — for additional disclosures.
In fiscal year 2014, property, plant and equipment within the Seeds and Genomics segment with a net book value of $27 million was written down to its implied fair value of $4 million, resulting in an impairment charge of $23 million, with $11 million included in cost of goods sold, $8 million included in R&D expenses, and $5 million included in selling, general and administrative expenses in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement).
Other Intangible Assets, Net: In fiscal year 2015, other intangible assets within the Seeds and Genomics segment with a net book value of $71 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $71 million, with $71 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 5 — Restructuring — for additional disclosures.
In fiscal year 2014, other intangible assets within the Seeds and Genomics segment with a net book value of $40 million were written down to their implied fair value of $20 million, resulting in an impairment charge of $20 million, with $19 million included in cost of goods sold and $1 million included in R&D expenses in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement).
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
Monsanto’s commodity price risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in commodity prices. Price fluctuations in commodities, mainly in corn and soybeans, can cause the actual prices paid to production growers for corn and soybean seeds to differ from anticipated cash outlays. Monsanto generally uses commodity futures and options contracts to manage these risks. Monsanto’s energy and raw material risk management strategy is to use derivative instruments to minimize significant unanticipated manufacturing cost fluctuations that may arise from volatility in natural gas, diesel and ethylene prices.

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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 24 months for foreign currency hedges and 36 months for commodity hedges. During the next 12 months, a

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

pretax net loss of approximately $74 million is expected to be reclassified from accumulated other comprehensive loss into earnings. A pretax loss of $2 million during fiscal year 2015 was reclassified into cost of goods sold and $2 million during fiscal year 2014 was reclassified into earnings in the Statements of Consolidated Operations as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. No cash flow hedges were discontinued during fiscal year 2013.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during fiscal years 2015, 2014 or 2013.
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
The company uses commodity option contracts to hedge anticipated cash payments to growers in the United States, Mexico and Brazil, which can fluctuate with changes in commodity prices. Because these option contracts do not meet the provisions specified by the Derivatives and Hedging topic of the ASC, they do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
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

Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Aug. 31, 2015, and Aug. 31, 2014, are as follows:

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of Aug. 31,
(Dollars in millions)	2015	2014
Derivatives Designated as Hedges:
Foreign exchange contracts	$456	$585
Commodity contracts	591	626
Interest rate contracts	150	—
Total Derivatives Designated as Hedges	$1,197	$1,211
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,926	$2,054
Commodity contracts	163	272
Interest rate contracts	—	160
Total Derivatives Not Designated as Hedges	$2,089	$2,486

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net presentation of the company’s derivative instruments outstanding is as follows:

	As of Aug. 31, 2015
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Miscellaneous receivables
Derivatives designated as hedges:
Interest rate contracts	2	—	2	—	2
Total miscellaneous receivables	2	—	2	—	2	801	803
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	—	(29)	(29)	29	—
Foreign exchange contracts	25	—	25	—	25
Derivatives not designated as hedges:
Commodity contracts	7	—	7	—	7
Foreign exchange contracts	14	—	14	—	14
Total other current assets	46	(29)	17	29	46	153	199
Other assets
Derivatives designated as hedges:
Foreign exchange contracts	1	—	1	—	1
Commodity contracts(1)	1	(6)	(5)	6	1
Total other assets	2	(6)	(4)	6	2	608	610
Total Asset Derivatives	$50	$(35)	$15	$35	$50
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	29	(29)	—	—	—
Total other current assets	29	(29)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	6	(6)	—	—	—
Total other assets	6	(6)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	27	—	27	—	27
Derivatives not designated as hedges:
Commodity contracts	9	—	9	—	9
Foreign exchange contracts	11	—	11	—	11
Total miscellaneous short-term accruals	47	—	47	—	47	$744	$791
Other liabilities
Derivatives designated as hedges:
Commodity contracts	14	—	14	—	14
Total other liabilities	14	—	14	—	14	331	345
Total Liability Derivatives	$96	$(35)	$61	$—	$61

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of Aug. 31, 2014
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$—	$(10)	$(10)	$10	$—
Total trade receivables, net	—	(10)	(10)	10	—	$2,014	$2,014
Miscellaneous receivables
Derivatives designated as hedges:
Foreign exchange contracts	5	—	5	—	5
Derivatives not designated as hedges:
Foreign exchange contracts	4	—	4	—	4
Commodity contracts	13	—	13	—	13
Total miscellaneous receivables	22	—	22	—	22	795	817
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(57)	(53)	53	—
Derivatives not designated as hedges:
Commodity contracts(1)	19	(1)	18	—	18
Total other current assets	23	(58)	(35)	53	18	187	205
Other assets
Derivatives designated as hedges:
Foreign exchange contracts	2	—	2	—	2
Commodity contracts(1)	—	(19)	(19)	19	—
Total other assets	2	(19)	(17)	19	2	744	746
Total Asset Derivatives	$47	$(87)	$(40)	$82	$42
Liability Derivatives:
Trade receivables, net
Derivatives not designated as hedges:
Commodity contracts(1)	$10	$(10)	$—	$—	$—
Total trade receivables, net	10	(10)	—	—	—
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	57	(57)	—	—	—
Derivatives not designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total other current assets	58	(58)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	19	(19)	—	—	—
Total other assets	19	(19)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Foreign exchange contracts	6	—	6	—	6
Commodity contracts	3	—	3	—	3
Derivatives not designated as hedges:
Foreign exchange contracts	13	—	13	—	13
Total miscellaneous short-term accruals	22	—	22	—	22	$940	$962
Other liabilities
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other liabilities	1	—	1	—	1	341	342
Total Liability Derivatives	$110	$(87)	$23	$—	$23

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The gains and losses on the company’s derivative instruments are as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)			Amount of Gain (Loss) Recognized in Income(2)(3)
	Year Ended Aug. 31,			Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013	2015	2014	2013	Income Statement Classification
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(3)				$—	$(1)	$—	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$51	$(4)	$5	31	3	—	Net sales
Foreign exchange contracts	26	1	(5)	9	(3)	4	Cost of goods sold
Commodity contracts	(92)	(106)	(123)	(81)	(14)	113	Cost of goods sold
Interest rate contracts	(85)	(2)	—	(13)	(12)	(12)	Interest expense
Total Derivatives Designated as Hedges	(100)	(111)	(123)	(54)	(27)	105
Derivatives Not Designated as Hedges:
Foreign exchange contracts(4)				(73)	(1)	41	Other expense, net
Commodity contracts				(3)	4	(9)	Net sales
Commodity contracts				—	21	(2)	Cost of goods sold
Total Derivatives Not Designated as Hedges				(76)	24	30
Total Derivatives	$(100)	$(111)	$(123)	$(130)	$(3)	$135

(1)	Accumulated Other Comprehensive Loss (AOCL).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness included in current earnings is not significant during 2015, 2014 or 2013. No gains or losses were excluded from the assessment of hedge effectiveness during 2015, 2014 or 2013.

(4)
Gain or loss on foreign exchange contracts not designated as hedges was offset by a foreign currency transaction gain of $42 million, a loss of $96 million and a loss of $129 million during fiscal years 2015, 2014 and 2013, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association ("ISDA") Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $41 million as of Aug. 31, 2015, and $11 million as of Aug. 31, 2014, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

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

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The company sells a broad range of agricultural products to a diverse group of customers throughout the world. In the United States, the company makes substantial sales to relatively few large wholesale customers. The company’s business is highly seasonal and is subject to weather conditions that affect commodity prices and seed yields. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize the risk of loss. Collateral is secured when it is deemed appropriate by the company.
Monsanto regularly evaluates its business practices to minimize its credit risk and periodically engages multiple banks in the United States, Argentina, Brazil and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 7 — Customer Financing Programs.
NOTE 16. POSTRETIREMENT BENEFITS - PENSIONS
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
Components of Net Periodic Benefit Cost
Total pension cost for Monsanto employees included in the Statements of Consolidated Operations was $70 million, $97 million and $96 million in fiscal years 2015, 2014 and 2013, respectively. The information that follows relates to Monsanto's pension plans. The components of pension cost for these plans were:

	Year Ended Aug. 31, 2015			Year Ended Aug. 31, 2014			Year Ended Aug. 31, 2013
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned during the Year	$64	$12	$76	$61	$12	$73	$68	$10	$78
Interest Cost on Benefit Obligation	88	7	95	90	9	99	74	9	83
Assumed Return on Plan Assets(1)	(151)	(8)	(159)	(135)	(10)	(145)	(137)	(10)	(147)
Amortization of Unrecognized Net Loss	50	6	56	62	4	66	74	5	79
Curtailment and Settlement Charge	—	2	2	—	3	3	—	7	7
Other Adjustment	—	—	—	—	1	1	—	(4)	(4)
Total Net Periodic Benefit Cost	$51	$19	$70	$78	$19	$97	$79	$17	$96

(1)	Generally the calculated value of assets reflects non-liability matching gains/(losses) over a 4 to 5 year period.

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2015, were:

(Dollars in millions)	U.S.	Outside the U.S.	Total
Current Year Actuarial Loss	$154	$10	$164
Recognition of Actuarial Loss (1)(2)	(50)	(8)	(58)
Currency gain	—	(7)	(7)
Total Recognized in Accumulated Other Comprehensive Loss (Income)	$104	$(5)	$99

(1)	The U.S. Plans' actuarial gains/(losses) are amortized over a 10 to 16 year period which represents the average future working lifetime for active participants.

(2)	Plans outside the U.S. generally amortize actuarial gains/(losses) over a 5 to 21 year period which represents the average future working lifetime for active participants.
The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the principal plans in which Monsanto employees participated:

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended Aug. 31, 2015		Year Ended Aug. 31, 2014		Year Ended Aug. 31, 2013
	U.S.	Outside the U.S.	U.S.	Outside the U.S.	U.S.	Outside the U.S.
Discount Rate	4.04%	3.01%	4.44%	3.62%	3.44%	3.89%
Assumed Long-Term Rate of Return on Assets	7.50%	6.21%	7.50%	6.12%	7.50%	6.65%
Annual Rate of Salary Increase (for plans that base benefits on final compensation level)	4.00%	3.92%	4.00%	3.95%	4.00%	3.89%

Obligations and Funded Status

Monsanto uses a measurement date of August 31 for its pension plans. The funded status of the pension plans as of Aug. 31, 2015, and Aug. 31, 2014, was as follows:

	U.S.		Outside the U.S.		Total
	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of period	$2,196	$2,049	$273	$255	$2,469	$2,304
Service cost	64	61	12	12	76	73
Interest cost	88	90	7	9	95	99
Plan participants’ contributions	—	—	2	2	2	2
Actuarial loss	13	117	9	15	22	132
Benefits paid	(171)	(121)	(8)	(9)	(179)	(130)
Settlements / curtailments	—	—	(7)	(10)	(7)	(10)
Currency gain	—	—	(38)	—	(38)	—
Other	—	—	—	(1)	—	(1)
Benefit Obligation at End of Period	$2,190	$2,196	$250	$273	$2,440	$2,469
Change in Plan Assets:
Fair value of plan assets at beginning of period	$2,298	$1,977	$190	$166	$2,488	$2,143
Actual return on plan assets	11	404	9	21	20	425
Employer contributions(1)	4	38	15	19	19	57
Plan participants’ contributions	—	—	2	2	2	2
Settlements	—	—	(7)	(10)	(7)	(10)
Benefits paid(1)	(171)	(121)	(8)	(9)	(179)	(130)
Currency gain	—	—	(31)	1	(31)	1
Plan Assets at End of Period	$2,142	$2,298	$170	$190	$2,312	$2,488
Net Liability (Asset) Recognized	$48	$(102)	$80	$83	$128	$(19)

(1)	Employer contributions and benefits paid include $11 million and $13 million paid from employer assets for unfunded plans in fiscal years 2015 and 2014, respectively.

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2015, and Aug. 31, 2014, were as follows:

	U.S.		Outside the U.S.
	Year Ended Aug. 31,		Year Ended Aug. 31,
	2015	2014	2015	2014
Discount Rate	4.33%	4.04%	2.66%	3.01%
Rate of Compensation Increase	4.00%	4.00%	3.76%	3.92%
The U.S. accumulated benefit obligation ("ABO") was $2.1 billion as of Aug. 31, 2015, and Aug. 31, 2014. The ABO for plans outside of the United States was $192 million and $213 million as of Aug. 31, 2015, and Aug. 31, 2014, respectively.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The projected benefit obligation ("PBO") and the fair value of the plan assets for pension plans with PBOs in excess of plan assets as of Aug. 31, 2015, and Aug. 31, 2014, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2015	2014	2015	2014	2015	2014
PBO	$73	$66	$216	$242	$289	$308
Fair Value of Plan Assets with PBOs in Excess of Plan Assets	—	—	135	156	135	156
The PBO, ABO and the fair value of the plan assets for pension plans with ABOs in excess of plan assets as of Aug. 31, 2015, and Aug. 31, 2014, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2015	2014	2015	2014	2015	2014
PBO	$73	$66	$110	$115	$183	$181
ABO	69	62	90	94	159	156
Fair Value of Plan Assets with ABOs in Excess of Plan Assets	—	—	34	32	34	32
As of Aug. 31, 2015, and Aug. 31, 2014, amounts recognized in the Statements of Consolidated Financial Position were included in the following financial position accounts:
Net Amount Recognized

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Other Assets	$(26)	$(168)	$(8)	$(12)	$(34)	$(180)
Miscellaneous Short-Term Accruals	7	7	5	7	12	14
Postretirement Liabilities	67	59	83	88	150	147
Net Liability (Asset) Recognized	$48	$(102)	$80	$83	$128	$(19)

The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Net Prior Service Cost	$—	$—	$(1)	$—	$(1)	$—
Net Loss	428	324	53	57	481	381
Total	$428	$324	$52	$57	$480	$381
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $51 million.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets
U.S. Plans: The asset allocations for Monsanto’s U.S. pension plans as of Aug. 31, 2015, and Aug. 31, 2014, and the target allocation range for fiscal year 2016, by asset category, follow. The fair value of assets for these plans was $2.1 billion and $2.3 billion as of Aug. 31, 2015, and Aug. 31, 2014, respectively.

	Target Allocation Range (1)	Percentage of Plan Assets
		As of Aug. 31,
Asset Category	2016	2015	2014
Public Equity Securities	44-54%	47.9%	51.1%
Private Equity Investments	2-8%	4.8%	3.8%
Debt Securities	34-44%	42.7%	40.5%
Real Estate	2-8%	4.3%	4.1%
Other	0-3%	0.3%	0.5%
Total		100.0%	100.0%
(1) The target allocation range may change as the funded status of the plan increases/decreases.
The expected long-term rate of return on these plan assets was 7.5 percent in fiscal years 2015, 2014 and 2013. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the target asset allocation for each asset class and adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and the effect of expenses paid from plan assets.
The general principles guiding investment of U.S. pension plan assets are embodied in the Employee Retirement Income Security Act of 1974 ("ERISA"). These principles include discharging the company’s investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standards and other ERISA rules and regulations. Investment objectives for the company’s U.S. pension plan assets are to optimize the long-term return on plan assets while maintaining an acceptable level of risk, to diversify assets among asset classes and investment styles and to maintain a long-term focus.
The plan’s investment fiduciaries are responsible for selecting investment managers, commissioning periodic asset/liability studies, setting asset allocation targets and monitoring asset allocation and investment performance. The company’s pension investment professionals have discretion to manage assets within established asset allocation ranges approved by the plan fiduciaries.
In February 2014, an asset/liability study was completed to determine the optimal strategic asset allocation to meet the plan’s projected long-term benefit obligations and desired funded status. The target asset allocation resulting from the asset/liability study is outlined in the previous table.
Plans Outside the United States: The weighted-average asset allocation for Monsanto’s pension plans outside of the United States as of Aug. 31, 2015, and Aug. 31, 2014, and the weighted-average target allocation for fiscal year 2016, by asset category, follow. The fair value of plan assets for these plans was $170 million and $190 million as of Aug. 31, 2015, and Aug. 31, 2014, respectively.

		Percentage of Plan Assets
	Target Allocation(1)	As of Aug. 31,
Asset Category	2016	2015	2014
Equity Securities	37.0%	32.0%	32.8%
Debt Securities	45.6%	49.3%	52.3%
Other	17.4%	18.7%	14.9%
Total	100.0%	100.0%	100.0%

(1)
Monsanto’s plans outside the United States have a wide range of target allocations, and therefore the 2016 target allocations shown above reflect a weighted-average calculation of the target allocations of each of the plans.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average expected long-term rate of return on the plans’ assets was 6.2 percent in fiscal year 2015, 6.1 percent in fiscal year 2014 and 6.7 percent in fiscal year 2013. Determination of the expected long-term rate of return for plans outside the United States is consistent with the U.S. methodology.

Fair Value Measurements
U.S. Plans: The fair values of our U.S. defined benefit pension plan investments as of Aug. 31, 2015, and Aug. 31, 2014, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Balance as of Aug. 31, 2015
Investments at Fair Value:
Cash	$19	$—	$—	$—	$19
Debt Securities:
U.S. government debt	—	265	—	—	265
U.S. state and municipal debt	—	17	—	—	17
Foreign government debt	—	10	—	—	10
U.S. corporate debt	—	362	—	—	362
Foreign corporate debt	—	70	—	—	70
U.S. term bank loans	—	1	—	—	1
Common and Preferred Stock:
Domestic small capitalization	30	—	—	—	30
Domestic large capitalization	266	—	—	—	266
International:
Developed markets	154	—	—	—	154
Emerging markets	30	1	—	—	31
Private Equity Investments	—	—	103	—	103
Real Estate Investments	—	—	93	—	93
Partnership Interests	—	—	32	—	32
Interest in Pooled Funds:
Cash and cash equivalent funds	—	49	—	—	49
Common and preferred stock funds:
Domestic small-capitalization	—	29	—	—	29
Domestic large-capitalization	—	348	—	—	348
International	—	92	—	—	92
Corporate debt funds	—	161	—	—	161
Interest in Pooled Collateral Fund — Securities Lending	—	251	—	—	251
Derivatives:
Equity index futures	4	—	—	(4)	—
Common and preferred stock sold short	—	(52)	—	53	1
Total Investments at Fair Value	$503	$1,604	$228	$49	$2,384

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Balance as of Aug. 31, 2014
Investments at Fair Value:
Cash	$14	$—	$—	$—	$14
Debt Securities:
U.S. government debt	—	339	—	—	339
U.S. agency debt	—	5	—	—	5
U.S. state and municipal debt	—	31	—	—	31
Foreign government debt	—	4	—	—	4
U.S. corporate debt	—	288	—	—	288
Mortgage-backed securities	—	3	—	—	3
Asset-backed securities	—	3	—	—	3
Foreign corporate debt	—	77	—	—	77
U.S. term bank loans	—	5	—	—	5
Common and Preferred Stock:
Domestic small capitalization	36	—	—	—	36
Domestic large capitalization	459	—	—	—	459
International:
Developed markets	181	—	—	—	181
Emerging markets	34	1	—	—	35
Private Equity Investments	—	—	87	—	87
Partnership Interests	—	—	32	—	32
Real Estate Investments	—	—	94	—	94
Interest in Pooled Funds:
Interest-bearing cash and cash equivalents funds	—	58	—	—	58
Common and preferred stock funds:
Domestic small-capitalization	—	7	—	—	7
Domestic large-capitalization	—	318	—	—	318
International	—	105	—	—	105
Corporate debt funds	—	98	—	—	98
Mortgage-backed securities	—	—	8	—	8
Interest in Pooled Collateral Fund — Securities Lending	—	334	—	—	334
Derivatives:
Interest rate futures	(1)	—	—	1	—
Equity index futures	(3)	—	—	3	—
Foreign currency forwards	—	1	—	(1)	—
Common and preferred stock sold short	—	(54)	—	55	1
Total Investments at Fair Value	$720	$1,623	$221	$58	$2,622

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2014, and Aug. 31, 2015.

(Dollars in millions)	Private Equity Investments	Partnership Interests	Real Estate Investments	Mortgage-Backed Securities Fund Investments	Total
Balance Aug. 31, 2013	$77	$32	$90	$8	$207
Purchases	15	—	5	—	20
Sales	(18)	(3)	(6)	—	(27)
Realized/unrealized gains	13	3	5	—	21
Balance Aug. 31, 2014	$87	$32	$94	$8	$221
Net Unrealized Gains Still Held Included in Earnings(1)	$16	$—	$6	$—	$22

(Dollars in millions)	Private Equity Investments	Partnership Interests	Real Estate Investments	Mortgage-Backed Securities Fund Investments	Total
Balance Aug. 31, 2014	$87	$32	$94	$8	$221
Purchases	26	—	6	—	32
Sales	(23)	—	(20)	(8)	(51)
Realized/unrealized gains	13	—	13	—	26
Balance Aug. 31, 2015	$103	$32	$93	$—	$228
Net Unrealized Gains Still Held Included in Earnings(1)	$12	$1	$9	$—	$22

(1)
Represents the amount of total gains for the period attributable to change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held as of Aug. 31, 2015, and Aug. 31, 2014.

The following table reconciles the investments at fair value to the plan assets as of Aug. 31, 2015.

(Dollars in millions)
Total Investments at Fair Value	$2,384
Liability to return collateral held under securities lending agreement	(251)
Non-interest bearing cash	1
Accrued income / (expense)	8
Plan Assets at the End of the Period	$2,142
In managing the plan assets, Monsanto reviews and manages risk associated with funded status risk, market risk, liquidity risk and operational risk. Asset allocation determined in light of the plans’ liability characteristics and asset class diversification is central to the company’s risk management approach and is integral to the overall investment strategy. Further mitigation of asset class risk is achieved by investment style, investment strategy and investment management firm diversification. Investment guidelines are included in all investment management agreements with investment management firms managing publicly traded equities and fixed income accounts for the plan.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plans Outside the United States: The fair values of our defined benefit pension plan investments outside of the United States as of Aug. 31, 2015, and Aug. 31, 2014, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Balance as of Aug. 31, 2015
Cash and Cash Equivalents	$2	$—	$—	$2
Debt Securities — Foreign Government Debt	—	9	—	9
Common and Preferred Stock	42	—	—	42
Insurance-Backed Securities	—	—	31	31
Interest in Pooled Funds:
Common and preferred stock funds	6	5	—	11
Government debt funds	—	11	—	11
Corporate debt funds	—	64	—	64
Total Investments at Fair Value	$50	$89	$31	$170

	Fair Value Measurements at Aug. 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Balance as of Aug. 31, 2014
Cash and Cash Equivalents	$2	$—	$—	$2
Debt Securities — Foreign Government Debt	—	16	—	16
Common and Preferred Stock	46	—	—	46
Insurance-Backed Securities	—	—	25	25
Interest in Pooled Funds:
Common and preferred stock funds	—	15	—	15
Government debt funds	—	11	—	11
Corporate debt funds	—	75	—	75
Total Investments at Fair Value	$48	$117	$25	$190
The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2014, and Aug. 31, 2015.

(Dollars in millions)	Insurance-Backed Securities
Balance Aug. 31, 2013	$19
Purchases	6
Balance Aug. 31, 2014	$25
Purchases	6
Balance Aug. 31, 2015	$31
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

MONSANTO COMPANY	2015 FORM 10-K
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
Cash: The carrying value of cash represents fair value as it consists of actual currency (all in U.S. dollars) and is classified as Level 1. The majority of the Plan’s cash equivalents are short-term collective investment funds which are included in the interest in pooled funds category.
Debt securities: Debt securities consist of U.S. and foreign corporate credit, U.S. and foreign government issues (including related agency debentures and mortgages), U.S. state and municipal securities and U.S. term bank loans. U.S. treasury and U.S. government agency bonds, as well as foreign government issues, are generally priced by institutional bids, which reflect estimated values based on underlying model frameworks at various dealers and vendors. While some corporate issues are formally listed on exchanges, dealers exchange bid and ask offers to arrive at most executed transaction prices. Term bank loans are priced in a similar fashion to corporate debt securities. All foreign government and foreign corporate debt securities are denominated in U.S. dollars. All individual debt securities included in the Plan are classified as Level 2. Collateralized securities (both mortgage-backed and asset-backed) are valued using models with readily observable market data as inputs. All mortgage and asset-backed debt securities included in the Plan are classified as Level 2.
Common and preferred stock: The Plans’ common and preferred stock consists of investments in listed U.S. and international company stock. U.S. stock is further sub-divided into small-capitalization (defined as companies with market capitalization less than $2 billion), and large capitalization (defined as companies with market capitalization greater than or equal to $2 billion). International stock is further divided into developed markets and emerging markets. All international market type classifications are consistent with the Plan’s chosen international stock performance benchmark index, the MSCI All-Country World Index ex-U.S. (MSCI ACWI ex- U.S.®). Most stock investments are valued using quoted prices from the various public markets. Most equity securities trade on formal exchanges, both domestic and foreign (e.g., NYSE, NASDAQ, LSE) and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades and are classified as Level 1. Some common and preferred stock holdings are not listed on established exchanges or actively traded inputs to determine their values are obtainable from public sources and are thus classified as Level 2.
Private equity investments: The Plan invests in private equity, which as an asset class is generally characterized as requiring long-term commitments where liquidity is typically limited. Therefore, private equity does not have an actively traded market with readily observable prices. Most of the Plan’s private equity investments are limited partnerships structured as fund-of-funds, which also meet the criteria of commingled funds. These fund-of-funds investments are diversified globally and across typical private equity strategies including: buyouts, co-investments, secondary offerings, venture capital and special situations (e.g., distressed assets). Funds-of-funds represent a collection of underlying limited partnership funds each managed by a different general partner. Each general partner of the underlying limited partnership fund in turn selects and manages a basket of portfolio companies. As a result, each of the Plan’s fund-of-funds is essentially a fund of dozens of underlying limited partnership funds and hundreds of underlying company investments. Valuations are developed using a variety of proprietary model methodologies, some of which may be derived from publicly available sources, information obtained from each fund’s general partner and public market conditions and returns. Additionally, audited financial statements are received from each fund’s general partner on an annual basis. Private equity holdings represent illiquid investments structured as limited partnerships, and redemption requests are not explicitly permitted. Disposition of partnership interests can only be affected through the sale of the pension trust’s pro-rata ownership stake in the secondary markets, which may require approval of the funds’ general partners. All private equity investments are classified as Level 3.
Partnership interests: These investments include interests in two limited partnership funds which are considered absolute return funds in which the manager takes long and short positions to generate returns. One fund involves high-yield corporate bonds, the other convertible corporate bonds and the underlying stock into which such bonds may be converted.

Terms of the partnership agreement allow for monthly redemptions. While most individual securities in these strategies would fall under Level 1 or Level 2 if held individually, the lack of available quotes and the unique structure of the funds cause these to be classified as Level 3. Audited financial statements for both limited partnership funds are produced on an annual basis.
Real estate investments: The Plan invests primarily in U.S. real estate through indirect ownership entities, which are structured as limited partnerships or private real estate investment trusts (REITs). Real estate investments are generally illiquid long-term

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets valued in large part using inputs not readily observable in the public markets. Each fund in which the Plan invests typically manages a geographically diversified portfolio of U.S. commercial properties within the office, residential, industrial and retail property sectors. There are no formal listed markets for either the funds’ underlying commercial properties, or for shares in any given fund (if applicable). Real estate fund holdings are appraised and valued on an ongoing basis. In the case of the investments structured as partnerships, while a net asset value ("NAV") is not explicitly calculated, audited financial statements and valuations are produced on an annual basis. The underlying real estate holdings not only represent illiquid investments, but explicit redemptions are not permitted. Disposition of partnership interest can only be affected through the sale of the pension trust’s pro-rata ownership stake in the secondary markets, which may require approval of the funds’ general partners. For investments structured as private REITs, redemption requests for units held are at the discretion of fund managers. All real estate investments are classified as Level 3.
Interest in pooled funds: In certain instances the Plan invests in pooled or commingled funds in order to gain diversification and efficiency. Each of the commingled funds with the exception of the Domestic Small Capitalization Common Stock Fund has daily NAV and daily liquidity. The Domestic Small Capitalization Common Stock Fund has monthly NAV and monthly liquidity. Each fund has its own notification requirements for purchases and redemptions into and out of the fund. The notification requirements range from same day to 10 days. Although rare, there could be instances in which liquidity is suspended or in which purchases or sales occur at a price different from the NAV. The Cash and Cash Equivalents funds used are short-term collective investment funds that are comprised of short-term assets with fixed or variable interest rates that trade on a regular basis in active markets. Because there are no publicly listed price quotes available for the underlying investments or the commingled fund itself, the short-term collective investment funds are classified as Level 2. The Common and Preferred Stock Funds used are predominantly commingled index funds replicating well-known stock market indexes. Each of the common and preferred stock funds are comprised of common and preferred stock that trade on a regular basis in active markets. While the underlying investments of the commingled fund do have publicly listed price quotes available, the commingled fund does not so it is classified as Level 2. The Corporate Debt Fund is comprised of fixed income assets that have significant observable inputs that are classified as Level 2, and therefore the commingled fund is classified as Level 2 as well. Mortgage-Backed securities are classified as Level 3, because the underlying holdings are primarily privately placed securities without readily observable prices. In the absence of readily observable prices, in order to value the assets in the fund, the Mortgage-Backed securities investment management firm employs alternative pricing techniques that may be based upon current market prices of securities that are comparable in coupon, rating, maturity and industry.
Derivatives: The U.S. plan is permitted to use financial derivative instruments to hedge certain risks and for investment purposes. The plan enters into futures contracts in the normal course of its investing activities to manage market risk associated with the plan’s equity and fixed income investments and to achieve overall investment portfolio objectives. The credit risk associated with these contracts is minimal as they are traded on organized exchanges and settled daily. Exchange-traded equity index and interest rate futures are measured at fair value using quoted market prices making them qualify as Level 1 investments. The notional value of futures derivatives classified as Level 1 was $161 million and $147 million as of Aug. 31, 2015, and Aug. 31, 2014, respectively.
The U.S. plan also holds listed common and preferred stock short sale positions, which involves a counter-party arrangement with a prime broker. The existence of the prime broker counter-party relationship introduces the possibility that short sale market values may need to be adjusted to reflect any counter-party risk; however, no such adjustment was required as of Aug. 31, 2015, or Aug. 31, 2014. Therefore, the short positions have been classified as Level 2, and their notional value was $57 million and $53 million, as of Aug. 31, 2015, and Aug. 31, 2014, respectively.
Insurance-backed securities: Insurance-backed securities are contracts held with an insurance company. The Level 3 fair value of the investments is determined based upon the value of the underlying investments as determined by the insurance company.

Collateral held under securities lending agreement: The U.S. Plan participates in a securities lending program through Northern Trust. Securities loaned are fully collateralized by cash and U.S. government securities. Northern Trust pools all collateral received and invests any cash in an actively managed commingled fund, the underlying assets of which include short-term fixed income securities such as commercial paper, U.S. Treasury Bills and various forms of asset-backed securities, all of which would be classified individually as Level 2. The NAV is calculated daily, and under normal circumstances, redemptions can also occur daily with no required notice. Assets would be sold at the calculated NAV. Because the collateral pool itself lacks a formal public market and price quotes, it is classified as Level 2.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Cash Flows
The expected employer contributions and benefit payments are shown in the following table for the pension plans:

(Dollars in millions)	U.S.	Outside the U.S.
Employer Contributions 2016 (funded Plans)	$—	$8
Benefits Paid Directly by Employer 2016 (unfunded Plans)	7	5
Benefit Payments(1)
2016	192	16
2017	180	14
2018	179	16
2019	178	14
2020	177	17
2021-2025	850	75

(1)	Expected benefit payments include benefits paid directly by employer for unfunded plans.
The company may contribute additional amounts to the plans depending on the level of future contributions required.
NOTE 17. POSTRETIREMENT BENEFITS — HEALTH CARE AND OTHER POSTEMPLOYMENT BENEFITS
Monsanto-Sponsored Plans
Substantially all regular full-time U.S. employees hired prior to May 1, 2002, and certain employees in other countries become eligible for company-subsidized postretirement health care benefits if they reach retirement age while employed by Monsanto and have the requisite service history. Employees who retired from Monsanto prior to Jan. 1, 2003, were eligible for retiree life insurance benefits. These postretirement benefits are unfunded and are generally based on the employees’ years of service or compensation levels, or both. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. Total postretirement benefit costs for Monsanto employees and the former employees included in Monsanto’s Statements of Consolidated Operations in fiscal years 2015, 2014 and 2013, were $8 million, less than $1 million and $9 million, respectively.
The following information pertains to the postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care plans and life insurance plans. The cost components of these plans were:

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
Service Cost for Benefits Earned During the Period	$7	$7	$9
Interest Cost on Benefit Obligation	6	7	6
Amortization of Prior Service Credit	(1)	(1)	(1)
Amortization of Actuarial Gain	(4)	(13)	(5)
Total Net Periodic Benefit Cost	$8	$—	$9
The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the years ended Aug. 31, 2015, and Aug. 31, 2014, were:

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014
Actuarial Loss	$2	$6
Amortization of Prior Service Credit(1)	1	1
Amortization of Actuarial Gain(1)	4	13
Total Loss Recognized in Accumulated Other Comprehensive Loss	$7	$20

(1)
For other postretirement benefits the actuarial gains/(losses) and prior service credit are amortized over a 8 to 14 year period which represents the average future working lifetime for active participants.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following assumptions, calculated on a weighted-average basis, were used to determine the postretirement costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,
	2015	2014	2013
Discount Rate Postretirement	3.60%	3.95%	2.95%
Discount Rate Postemployment	2.40%	2.55%	1.55%
Initial Trend Rate for Health Care Costs	6.00%	6.50%	7.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.00%
A 6 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2015. This assumption is consistent with the plans’ recent experience and expectations of future growth. It is assumed that the rate will decrease gradually to 5 percent for fiscal year 2017 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1 percentage-point change in assumed health care cost trend rates would have the following effects:

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
Monsanto uses a measurement date of August 31 for its other postretirement benefit plans. The status of the postretirement health care, life insurance and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of period	$189	$192
Service cost	7	7
Interest cost	6	7
Actuarial loss	2	6
Plan participant contributions	5	5
Medicare Part D subsidy receipts	1	1
Benefits paid	(32)	(29)
Currency impact	(2)	—
Benefit Obligation at End of Period	$176	$189
Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2015, and Aug. 31, 2014, were as follows:

	Year Ended Aug. 31,
	2015	2014
Discount Rate Postretirement	3.85%	3.60%
Discount Rate Postemployment	2.30%	2.40%
Initial Trend Rate for Health Care Costs(1)	5.50%	6.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%

(1)	As of Aug. 31, 2015, this rate is assumed to decrease to 5 percent for 2017 and remain at that level thereafter.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of Aug. 31, 2015, and Aug. 31, 2014, amounts recognized in the Statements of Consolidated Financial Position were as follows:

	As of Aug. 31,
(Dollars in millions)	2015	2014
Miscellaneous Short-Term Accruals	$22	$22
Postretirement Liabilities	154	167
Total Liability Recognized	$176	$189
Asset allocation is not applicable to the company’s other postretirement benefit plans because these plans are unfunded.
The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss during the period.

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014
Actuarial Gain	$(17)	$(23)
Prior Service Credit	—	(1)
Total Income Recognized in Accumulated Other Comprehensive Loss	$(17)	$(24)
The estimated net gain and prior service credit for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $4 million and less than $1 million, respectively.

Expected Cash Flows
Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	Total
Benefits Paid Directly by Employer 2016	$22
Benefit Payments(1) (2)
2016	22
2017	21
2018	20
2019	19
2020	19
2021-2025	74

(1) Benefit payments are net of expected federal subsidy receipts related to prescription drug benefits granted under the Medicare Prescription Drug Improvement and Modernization Act of 2003, which are estimated to be less than $1 million annually.
(2) Expected benefit payments include benefits paid directly by employer for unfunded plans.
Expected contributions include other postretirement benefits of $22 million to be paid from the company's assets in fiscal year 2016. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.
Other U.S. Sponsored Plans
Other U.S. plans are offered to certain eligible employees and are paid out of corporate assets. There is an accrual of $32 million and $31 million as of Aug. 31, 2015, and Aug. 31, 2014, respectively, included in postretirement liabilities on the Statements of Consolidated Financial Position for anticipated payments to employees who have retired or terminated their employment. There is an accrual of $71 million and $66 million as of Aug. 31, 2015, and Aug. 31, 2014, respectively, included in other liabilities on the Statements of Consolidated Financial Position for anticipated payments to active employees upon their retirement or termination of employment.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 18. EMPLOYEE SAVINGS PLANS
Monsanto-Sponsored Plans
The U.S. tax-qualified Monsanto Savings and Investment Plan (Monsanto SIP) was established in June 2001 as a successor to a portion of the Pharmacia Corporation Savings and Investment Plan. The Monsanto SIP is a defined contribution profit-sharing plan with an individual account for each participant. Employees who are 18 years of age or older are generally eligible to participate in the plan. The Monsanto SIP provides for voluntary contributions, generally ranging from 1 percent to 25 percent of an employee’s eligible pay. Employee contributions are matched 80 percent by the Company, up to a maximum of 8 percent of eligible pay.
In 2015 and 2014, the Company recognized expense of $59 million and $60 million, respectively, for matching contributions. In 2013, the Company recognized expense of $18 million for matching contributions made in cash over and above the amount required to reduce the employee stock ownership plan enhancements liabilities to zero.
Participants hired after July 8, 2012, the date the U.S. pension plan closed, may also be eligible for an age-based, company core non-elective contribution. In 2015, 2014 and 2013, the Company recognized expense of $6 million, $3 million and less than $1 million, respectively, for non-elective contributions.
NOTE 19. STOCK-BASED COMPENSATION PLANS
Stock-based compensation expense of $119 million, $121 million and $100 million was recognized under the Compensation – Stock Compensation topic of the ASC in fiscal years 2015, 2014 and 2013, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Compensation cost capitalized as part of inventory was $3 million as of Aug. 31, 2015, Aug. 31, 2014, and Aug. 31, 2013. The Compensation – Stock Compensation topic of the ASC requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Monsanto’s income taxes payable has been reduced by the tax benefits from stock-based compensation primarily related to employee stock option exercises and restricted stock unit award vestings. The excess tax benefits were recorded as an increase to additional paid-in capital. The following table shows the components of stock-based compensation in the Statements of Consolidated Operations and Statements of Consolidated Cash Flows.

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2015	2014	2013
Cost of Goods Sold	$8	$8	$11
Selling, General and Administrative Expenses	80	82	69
Research and Development Expenses	31	31	20
Total Stock-Based Compensation Expense Included in Operating Expenses	119	121	100
Loss from Continuing Operations Before Income Taxes	(119)	(121)	(100)
Income Tax Benefit	38	40	34
Net Loss	$(81)	$(81)	$(66)
Basic Loss per Share	$(0.17)	$(0.16)	$(0.12)
Diluted Loss per Share	$(0.17)	$(0.15)	$(0.12)
Net Cash Required by Operating Activities	$(44)	$(72)	$(79)
Net Cash Provided by Financing Activities	$44	$72	$79
Plan Descriptions: Share-based awards are designed to reward employees for their long-term contributions to the company and to provide incentives for them to remain with the company. Monsanto issues stock options, restricted stock, restricted stock units and deferred stock to key officers, non-employee directors and employees of Monsanto. On Jan. 24, 2012, Monsanto shareowners approved a total of 33.6 million shares to be available for grants of awards under the Monsanto Company 2005 Long-Term Incentive Plan as Amended and Restated as of Jan. 24, 2012, "Amended 2005 LTIP" after Aug. 31, 2011 (including for this purpose awards made after Aug. 31, 2011 under our prior equity plans) under which the company grants awards. This included 25.0 million new shares in addition to the 8.6 million shares remaining available for future grant as of Aug. 31, 2011. The delivery of shares pursuant to restricted stock, restricted stock units and deferred stock awards will reduce the remaining available shares by 2.7 shares per share delivered. Upon shareowner approval of the Amended 2005 LTIP, no further awards

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

may be granted under our prior equity plans, although awards granted under such plans prior to the commencement of the Amended 2005 LTIP will continue to remain outstanding under their terms. As of Aug. 31, 2015, 22.7 million shares were available for grant under the Amended 2005 LTIP.
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
Upon purchase of The Climate Corporation, Monsanto assumed The Climate Corporation 2006 Stock Plan as Amended on Oct. 30, 2013 ("Amended Climate Plan"). This included 2.0 million shares available for grant as of Nov. 1, 2013. The plan provides that the term of any option granted may not exceed 10 years and that each option may be exercised for such period as may be specified in the terms and conditions of the grant. Generally, options vest monthly over a period of up to four years. The Climate Corporation had outstanding unvested options at the acquisition date that were assumed by Monsanto. The assumed options were converted to Monsanto options at the option ratio of 0.11 Monsanto options for each option of The Climate Corporation. Grants of restricted stock units generally vest quarterly over a period of up to four years. The Climate Corporation had outstanding restricted stock units at the acquisition date that were assumed by Monsanto. The assumed restricted stock units were converted to Monsanto restricted stock units at the acquisition date using the aforementioned conversion ratio. As of Aug. 31, 2015, 1.0 million shares were available for grant under the Amended Climate Plan.
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
Certain Monsanto employees outside the United States may receive stock appreciation rights or cash settled restricted stock units as part of Monsanto’s stock compensation plans. In addition, certain employees on an international assignment may receive phantom stock awards that are based on the value of the company’s stock, but paid in cash upon the occurrence of certain events. Stock appreciation rights entitle employees to receive a cash amount determined by the appreciation in the fair value of the company’s common stock between the grant date of the award and the date of exercise. Cash settled restricted stock units and phantom stock awards entitle employees to receive a cash amount determined by the fair value of the company’s common stock on the vesting date. As of Aug. 31, 2015, the fair value of stock appreciation rights, cash settled restricted stock units and phantom stock accounted for as liability awards was less than $1 million, $1 million and $1 million, respectively. The fair value is remeasured at the end of each reporting period until exercised or vested, and compensation expense is recognized over the requisite service period in accordance with the Compensation — Stock Compensation topic of the ASC. Share-based liabilities paid related to stock appreciation rights were $0 in fiscal year 2015, and less than $1 million in each of the fiscal years 2014 and 2013. Share-based liabilities paid related to cash settled restricted stock units were less than $1 million in fiscal year 2015. Additionally, less than $1 million in fiscal year 2015 and $1 million in fiscal years 2014 and 2013 was paid related to phantom stock.
Monsanto also issues share-based awards under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) for directors who are not employees of Monsanto or its affiliates. Under the Director Plan, half of the annual retainer for each non-employee director is paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted stock, deferred stock, current cash and/or deferred cash. The Director Plan also provides that a non-employee director will receive a one-time restricted stock grant upon becoming a member of Monsanto’s board of directors which is equivalent to the annual retainer divided by the closing stock price on the service commencement date. The restricted stock grant will vest on the third anniversary of the grant date. Awards of deferred stock and restricted stock under the Director Plan are granted under the Amended 2005 LTIP as provided for in the Director Plan. The grant date fair value of awards outstanding under the Director Plan was $18 million as of Aug. 31, 2015. Compensation expense for most awards under the Director Plan is measured at fair value at the date of grant and recognized over the vesting period of the award. There was $0 in fiscal year 2015 and less than $1 million in fiscal years 2014 and 2013, of share-based liabilities paid under the Director Plan. Additionally, 300,762 shares of directors’ deferred stock related to grants and dividend equivalents were vested and outstanding at Aug. 31, 2015.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of Monsanto’s stock options for the periods from Sept. 1, 2012, through August 31, 2015, follows:

	Options	Outstanding Weighted-Average Exercise Price
Balance Outstanding Sept.1, 2012	19,454,934	$58.56
Granted	1,912,030	90.70
Exercised	(5,306,225)	48.33
Forfeited	(196,852)	79.95
Balance Outstanding Aug. 31, 2013	15,863,887	65.59
Granted	2,302,786	84.97
Exercised	(4,537,028)	54.72
Forfeited	(192,010)	90.06
Balance Outstanding Aug. 31, 2014	13,437,635	72.23
Granted	1,730,040	112.94
Exercised	(2,439,135)	56.47
Forfeited	(241,786)	75.56
Balance Outstanding Aug. 31, 2015	12,486,754	$80.88
At Aug. 31, 2015, 8,971,467 stock options were exercisable. The weighted-average remaining contractual life of these stock options was 4 years, and the weighted-average exercise price was $73.32 per share. The aggregate intrinsic value of these stock options was $223 million at Aug. 31, 2015.
At Aug. 31, 2015, 12,194,326 stock options were vested or expected to vest. The weighted-average remaining contractual life of these stock options was 5 years, and the weighted-average exercise price was $80.27 per share. The aggregate intrinsic value of these stock options was $248 million at Aug. 31, 2015.
The weighted-average grant-date fair value of stock options granted during fiscal years 2015, 2014 and 2013 was $24.38, $38.23 and $21.46, respectively, per share. The total pretax intrinsic value of options exercised during the fiscal years ended 2015, 2014 and 2013 was $150 million, $273 million and $272 million, respectively. Pretax unrecognized compensation expense for stock options, net of estimated forfeitures, was $41 million as of Aug. 31, 2015, and will be recognized as expense over a weighted-average remaining vesting period of 2 years.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of Monsanto’s restricted stock, restricted stock units and directors’ deferred stock compensation plans for fiscal year 2015 follows in the tables below:

	Restricted Stock	Weighted-Average Grant Date Fair Values	Restricted Stock Units	Weighted-Average Grant Date Fair Values	Directors’ Deferred Stock	Weighted-Average Grant Date Fair Value
Nonvested as of Aug. 31, 2014	4,042	$111.37	2,228,997	$89.54	—	$—
Granted	3,307	115.65	782,870	108.40	17,518	115.65
Vested	(3,307)	115.65	(695,231)	74.21	(17,518)	115.65
Forfeitures	—	—	(376,814)	104.54	—	—
Nonvested as of Aug. 31, 2015	4,042	$111.37	1,939,822	$99.74	—	$—

Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable (dollars in millions)	$—		$84		$—
Remaining weighted-average period of expense recognition/requisite service periods (in years)	1.5		1		0

	Weighted-average grant-date fair value during fiscal year			Total fair value of equity vested during fiscal year
(Dollars in millions, except per share amounts)	2015	2014	2013	2015	2014	2013
Restricted stock	$115.65	$108.10	$96.06	$—	$1	$—
Restricted stock units	108.42	102.10	88.80	52	32	16
Directors’ deferred stock	115.65	98.38	87.58	2	—	2

Valuation and Expense Information under the Compensation — Stock Compensation topic of the ASC: Monsanto estimates the value of employee stock options on the date of grant using a lattice-binomial model. A lattice-binomial model requires the use of extensive actual employee exercise behavior data and a number of complex assumptions including volatility, risk-free interest rate and expected dividends. Expected volatilities used in the model are based on implied volatilities from traded options on Monsanto’s stock and historical volatility of Monsanto’s stock price. The expected life represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the model. The lattice-binomial model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The following assumptions are used to calculate the estimated value of employee stock options:

	Lattice-binomial
Assumptions	2015	2014	2013
Expected Dividend Yield	1.7%	1.7%	1.9%
Expected Volatility	20%-35%	19%-36%	23%-37%
Weighted-Average Volatility	25.9%	27.5%	30.4%
Risk-Free Interest Rates	1.56%-2.11%	0.70%-2.34%	0.85%-2.00%
Weighted-Average Risk-Free Interest Rate	1.99%	1.66%	1.14%
Expected Option Life (in years)	7	6	7
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

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 20. CAPITAL STOCK
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
There were no shares of preferred stock outstanding as of Aug. 31, 2015, or Aug. 31, 2014. As of Aug. 31, 2015, and Aug. 31, 2014, 467.9 million and 485.3 million shares of common stock were outstanding, respectively.
On July 1, 2014, Monsanto entered into uncollared accelerated share repurchase ("ASR") agreements with each of JPMorgan Chase Bank, N.A. ("JPMorgan") and Goldman, Sachs & Co. ("Goldman Sachs"). Under the ASR agreements, the company agreed to purchase approximately $6.0 billion of Monsanto common stock, in total. On July 7, 2014, JPMorgan and Goldman Sachs delivered to Monsanto approximately 38.6 million shares in total based on then-current market prices, and Monsanto paid a total of $6.0 billion. The payments to JPMorgan and Goldman Sachs were recorded as a reduction to shareowners' equity consisting of a $4.8 billion increase in treasury stock, which reflected the value of the 38.6 million shares received upon initial settlement, and a $1.2 billion decrease in additional contributed capital, which reflected the value of the stock held back by JPMorgan and Goldman Sachs pending final settlement of the ASR agreements. On Mar. 19, 2015, the company's ASR agreement with Goldman Sachs was terminated in accordance with the terms of the agreement. Upon settlement, Goldman Sachs delivered to the company an additional 6.6 million shares of Monsanto common stock for a total of approximately 25.9 million shares repurchased at an aggregate cost of $3.0 billion. On Mar. 31, 2015, the company's ASR agreement with JPMorgan was terminated in accordance with the terms of the agreement. Upon settlement, JPMorgan delivered to the company an additional 6.6 million shares of Monsanto common stock for a total of approximately 25.9 million shares repurchased at an aggregate cost of $3.0 billion. Upon completion of the ASR agreements, the $1.2 billion previously recorded as additional contributed capital was classified as treasury stock. The ASR agreements were entered into pursuant to share repurchase authorizations announced in June 2013 and in June 2014 and were funded primarily by the July 2014 debt issuance disclosed in Note 13 - Debt and Other Credit Arrangements.
In June 2014, the company announced a share repurchase authorization for up to $10 billion of the company's common stock over a two-year period. Repurchases under the authorization commenced on July 1, 2014. For the year ended Aug.31, 2015, 20.2 million shares have been received under this authorization, of which 13.2 million shares were delivered upon settlement of the ASR agreements as discussed in the preceding paragraph and 7.0 million shares were repurchased for $821.5 million. For the year ended Aug. 31, 2014, 31.6 million shares were repurchased for $5.1 billion, which included the $1.2 billion value of stock held back by JPMorgan and Goldman Sachs pending final settlement of the ASR agreements as noted above.
In June 2013, the company announced a share repurchase authorization, effective July 1, 2013, for up to $2 billion of the company's common stock over a three-year period. Repurchases under this authorization commenced on Aug. 20, 2013, and were completed on July 1, 2014. For the years ended Aug. 31, 2014, and Aug. 31, 2013, 17.0 million and 0.3 million shares were repurchased for $1.97 billion and $30 million, respectively, under the June 2013 authorization.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain on Available for Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive Loss
Balance as of Aug. 31, 2013	$(831)	$8	$(115)	$(340)	$(1,278)
Other comprehensive income (loss) before reclassifications	100	—	(69)	88	119
Amounts reclassified from accumulated other comprehensive loss	—	(3)	17	31	45
Net current-period other comprehensive income (loss)	100	(3)	(52)	119	164
Balance as of Aug. 31, 2014	(731)	5	(167)	(221)	(1,114)
Other comprehensive loss before reclassifications	(1,596)	—	(54)	(94)	(1,744)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	31	29	57
Net current-period other comprehensive loss	(1,596)	(3)	(23)	(65)	(1,687)
Balance as of Aug. 31, 2015	$(2,327)	$2	$(190)	$(286)	$(2,801)

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings during the twelve months ended Aug. 31, 2015, and Aug. 31, 2014.

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Consolidated Operations
(Dollars in millions)	Year Ended Aug. 31,
	2015	2014
Available for Sale Securities:
Gain on Sale of Security	$(4)	$(6)	Other expense, net
Impairment	—	1	Other expense, net
	(4)	(5)	Total before income taxes
	1	2	Income tax provision
	$(3)	$(3)	Net of tax

Cash Flow Hedges:
Foreign Exchange Contracts	$(31)	$(3)	Net sales
Foreign Exchange Contracts	(9)	3	Cost of goods sold
Commodity Contracts	81	14	Cost of goods sold
Interest Rate Contracts	13	12	Interest expense
	54	26	Total before income taxes
	(23)	(9)	Income tax provision
	$31	$17	Net of tax

Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$16	$14	Inventory / Cost of goods sold(1)
Amortization of Unrecognized Net Loss	31	36	Selling, general and administrative expenses
	47	50	Total before income taxes
	(18)	(19)	Income tax provision
	$29	$31	Net of tax

Total Reclassifications For The Period	$57	$45	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $16 million and $14 million of net periodic benefit cost to inventory, of which approximately $16 million and $14 million was recognized in cost of goods sold during the twelve months ended Aug. 31, 2015, and Aug. 31, 2014, respectively. See Note 16 — Postretirement Benefits - Pensions — and Note 17 — Postretirement Benefits - Health Care and Other Postemployment Benefits — for additional information.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 22. EARNINGS PER SHARE
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

	Year Ended Aug. 31,
(In millions)	2015	2014	2013
Weighted-Average Number of Common Shares	476.9	519.3	533.7
Dilutive Potential Common Shares	4.5	5.6	6.0
Antidilutive Potential Common Shares	1.7	1.7	1.8
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices Greater than the Average Market Price of Common Shares for the Period	0.1	—	0.1

NOTE 23. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes during fiscal years 2015, 2014 and 2013, were as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
Interest	$343	$158	$141
Taxes	992	1,019	907
During fiscal years 2015, 2014 and 2013, the company recorded the following noncash investing and financing transactions:

•	During fiscal year 2015, the company recognized noncash transactions related to restructuring. See Note 5 — Restructuring.

•
In fourth quarter 2015, 2014 and 2013, the board of directors declared a dividend payable in first quarter 2016, 2015 and 2014, respectively. As of Aug. 31, 2015, Aug. 31, 2014 and Aug. 31, 2013, a dividend payable of $254 million, $239 million and $228 million, respectively, was recorded.

•
During fiscal years 2015, 2014 and 2013, the company recognized noncash capital expenditures of $225 million, $258 million and $222 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

•
During fiscal years 2015, 2014 and 2013, the company recognized noncash transactions related to stock-based compensation. See Note 19 — Stock-Based Compensation Plans — for further discussion of stock-based compensation.

•
During fiscal years 2014 and 2013, the company recognized noncash transactions related to acquisitions largely allocated to goodwill and other intangible assets, net in the Statements of Consolidated Financial Position. See Note 4 — Business Combinations and Collaborative Arrangements — for acquisition activity.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 24. COMMITMENTS AND CONTINGENCIES
Contractual obligations: The following table sets forth the company’s estimates of future payments under contracts as of Aug. 31, 2015.

		Payments Due by Fiscal Year Ending Aug. 31,
(Dollars in millions)	Total	2016	2017	2018	2019	2020	2021 and beyond
Total Debt, including Capital Lease Obligations	$9,044	$615	$995	$302	$800	$3	$6,329
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	6,657	330	321	300	281	268	5,157
Operating Lease Obligations	525	138	99	78	61	50	99
Purchase Obligations:
Commitments to purchase inventories	2,681	1,075	364	332	313	264	333
Commitments to purchase breeding research	550	55	55	55	55	55	275
R&D alliances and joint venture obligations	166	49	39	30	22	21	5
Uncompleted additions to property	198	198	—	—	—	—	—
Other Liabilities:
Postretirement liabilities(2)	42	42	—	—	—	—	—
Unrecognized tax benefits(3)	80	—	—	—	—	—	—
Other liabilities	201	24	16	12	6	6	137
Total Contractual Obligations	$20,144	$2,526	$1,889	$1,109	$1,538	$667	$12,335

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2015.

(2)
Includes the company’s planned pension and other postretirement benefit contributions for 2016. The actual amounts funded in 2016 may differ from the amounts listed above. Contributions in 2017 and beyond are excluded as those amounts are unknown. Refer to Note 16 — Postretirement Benefits - Pensions — and Note 17 — Postretirement Benefits - Health Care and Other Postemployment Benefits — for more information.

(3)
Unrecognized tax benefits relate to uncertain tax positions recorded under the Income Taxes topic of the ASC. The company is unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues, and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Note 12 — Income Taxes — for more information.

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
Certain operating leases contain escalation provisions for an annual inflation adjustment factor, and some are based on the CPI published by the Bureau of Labor Statistics. Additionally, certain leases require Monsanto to pay for property taxes, insurance, maintenance and other operating expenses called rent adjustments, which are subject to change over the life of the lease. These adjustments were not determinable at the time the lease agreements were executed. Therefore, Monsanto recognizes the expenses for rent and rent adjustments when they become known and payable, which is more representative of the time pattern in which the company derives the related benefit in accordance with the Leases topic of the ASC.
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
Rent expense was $273 million for fiscal year 2015, $272 million for fiscal year 2014 and $259 million for fiscal year 2013.
Guarantees: Monsanto may provide and has provided guarantees on behalf of its consolidated subsidiaries for obligations incurred in the normal course of business. Because these are guarantees of obligations of consolidated subsidiaries, Monsanto’s consolidated financial position is not affected by the issuance of these guarantees.

MONSANTO COMPANY	2015 FORM 10-K
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
In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify its officers and directors for liabilities incurred by reason of their position with Monsanto. Contracts for the sale or purchase of a business or line of business may require indemnification for various events, including certain events that arose before the sale, or tax liabilities that arise before, after or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Litigation settlement agreements may contain indemnification provisions covering future issues associated with the settled matter. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments that provide recipients amounts equal to the sums they would have received had no such withholding been made. Indemnities like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements and other licenses. Leases may require indemnification for liabilities Monsanto’s operations may potentially create for the lessor or lessee. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, to what extent. Historically, these types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of less than $1 million as of Aug. 31, 2015, and Aug. 31, 2014, related to these indemnifications.
Monsanto provides guarantees for certain customer loans in the United States, Europe and Latin America. See Note 7 — Customer Financing Programs — for additional information.
Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement can be found below in the “Litigation” section of this note.
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent, Pharmacia LLC ("Pharmacia") or its former subsidiary, Solutia, Inc. ("Solutia") is a party but that we manage and for which we are responsible pursuant to certain indemnification agreements. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has established a reserve for the estimated liabilities. For more information on Monsanto’s policies regarding “Litigation and Other Contingencies,” see Note 2 — Significant Accounting Policies. Portions of the liability included in a reserve for which the amount and timing of cash payments are fixed or readily determinable were discounted, using a risk-free discount rate adjusted for inflation ranging from 2.7 to 3.5 percent. The remaining portions of the liability were not subject to discounting because of uncertainties in the timing of cash outlay. The following table provides a detailed summary of the discounted and undiscounted amounts included in the reserve for environmental and litigation liabilities:

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in millions)
Aggregate Undiscounted Amount	$207
Discounted Portion:
Expected payment (undiscounted) for:
2016	24
2017	16
2018	12
2019	6
2020	6
Undiscounted aggregate expected payments after 2020	137
Aggregate Amount to be Discounted as of Aug. 31, 2015	201
Discount, as of Aug. 31, 2015	(52)
Aggregate Discounted Amount Accrued as of Aug. 31, 2015	$149
Total Environmental and Litigation Reserve as of Aug. 31, 2015	$356
Changes in the environmental and litigation liabilities for fiscal years 2013, 2014 and 2015 are as follows:

(Dollars in millions)
Balance at Aug. 31, 2012	$270
Payments	(35)
Accretion	5
Adjustments to liabilities recognized in fiscal year 2013	31
Balance at Aug. 31, 2013	$271
Payments	(69)
Accretion	7
Adjustments to liabilities recognized in fiscal year 2014	82
Balance at Aug. 31, 2014	$291
Payments	(67)
Accretion	3
Adjustments to liabilities recognized in fiscal year 2015	129
Total Environmental and Litigation Reserve as of Aug. 31, 2015	$356
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
Monsanto does not currently anticipate any material loss in excess of the amount recorded for the environmental sites reflected in the liability. However, it is possible that new information about these sites for which the accrual has been established, such as results of investigations by regulatory agencies, Monsanto or other parties, could require Monsanto to reassess its potential exposure related to environmental matters. Monsanto’s future remediation expenses at these sites may be affected by a number of uncertainties. These uncertainties include, but are not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties and the financial capabilities of the other potentially responsible parties. Monsanto cannot reasonably estimate any additional loss and does not expect the resolution of such uncertainties, or environmental matters not reflected in the liability, to have a material adverse effect on its consolidated results of operations, financial position, cash flows or liquidity.

Litigation: The above liability includes amounts related to certain third-party litigation with respect to Monsanto’s business, as well as tort litigation related to Pharmacia’s former chemical business, including lawsuits involving polychlorinated biphenyls

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(PCBs), dioxins, and other chemical and premises liability litigation. Additional matters that are not reflected in the liability may arise in the future, and Monsanto may manage, settle, or pay judgments or damages with respect thereto in order to mitigate contesting potential liability. Following is a description of one of the more significant litigation matters.
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
Other Contingencies: The staff of the SEC is conducting an investigation of financial reporting associated with Monsanto's customer incentive programs for glyphosate products for the fiscal years 2009 and 2010, and Monsanto has received subpoenas in connection therewith. Monsanto has preliminarily agreed to the terms of a potential settlement of the investigation that the SEC enforcement staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to acceptance and authorization by the Commission. The proposed settlement would, among other things, require Monsanto to pay an $80 million penalty, which Monsanto has recorded in fiscal year 2015, and which is included in selling, general and administrative expenses in the Statement of Consolidated Operation. However, the terms of the settlement remain subject to the approval of the Commission. Accordingly, there can be no assurance that Monsanto's efforts to resolve the SEC’s investigation will be successful or that the settlement amount will be as anticipated, and Monsanto cannot predict the ultimate timing or the final terms of the settlement.
Off-Balance Sheet Arrangement: Monsanto is in the process of making a significant expansion of our Chesterfield, Missouri, facility. In December 2013, Monsanto executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements Monsanto has transferred the Chesterfield, Missouri facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million, which enables the company to reduce the cost of constructing and operating the expansion by reducing certain state and local tax expenditures. Monsanto immediately leased the facility from the County of St. Louis and has an option to purchase the facility upon tendering the Industrial Revenue Bonds received to the County. The payments due to the company in relation to the Industrial Revenue Bonds and owed by the company in relation to the lease of the facility qualify for the right of offset under ASC 210, Balance Sheet, in the Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded in the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facility and the expansion are being treated as being owned by Monsanto.

NOTE 25. SEGMENT AND GEOGRAPHIC DATA

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

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, are presented in the table that follows:

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
Net Sales(1)
Corn seed and traits	$5,953	$6,401	$6,596
Soybean seed and traits	2,276	2,102	1,653
Cotton seed and traits	523	665	695
Vegetable seeds	816	867	821
All other crops seeds and traits	675	705	575
Total Seeds and Genomics	$10,243	$10,740	$10,340
Agricultural productivity	4,758	5,115	4,521
Total Agricultural Productivity	$4,758	$5,115	$4,521
Total	$15,001	$15,855	$14,861
Gross Profit
Corn seed and traits	$3,557	$3,932	$3,929
Soybean seed and traits	1,510	1,364	948
Cotton seed and traits	408	461	519
Vegetable seeds	372	401	337
All other crops seeds and traits	430	438	350
Total Seeds and Genomics	$6,277	$6,596	$6,083
Agricultural productivity	1,905	1,978	1,570
Total Agricultural Productivity	$1,905	$1,978	$1,570
Total	$8,182	$8,574	$7,653
EBIT(2)(3)
Seeds and genomics	$2,206	$2,607	$2,412
Agricultural productivity	1,294	1,345	1,048
Total	$3,500	$3,952	$3,460
Depreciation and Amortization Expense
Seeds and genomics	$586	$568	$495
Agricultural productivity	130	123	120
Total	$716	$691	$615
Equity Affiliate Loss (Income)(4)
Seeds and genomics	$13	$8	$(15)
Agricultural productivity	—	—	—
Total	$13	$8	$(15)
Total Assets
Seeds and genomics	$17,330	$17,548	$16,235
Agricultural productivity	4,590	4,370	4,416
Total	$21,920	$21,918	$20,651
Property, Plant and Equipment Purchases
Seeds and genomics	$762	$831	$619
Agricultural productivity	205	174	122
Total	$967	$1,005	$741
Investment in Equity Affiliates
Seeds and genomics	$114	$126	$91
Agricultural productivity	—	—	—
Total	$114	$126	$91

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income of $45 million, $22 million and $17 million from discontinued operations for fiscal years 2015, 2014 and 2013, respectively.

(4)	Equity affiliate loss (income) is included in other expense, net in the Statements of Consolidated Operations.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

 A reconciliation of EBIT to net income for each period follows:

	Year Ended Aug. 31,
(Dollars in millions)	2015	2014	2013
EBIT(1)	$3,500	$3,952	$3,460
Interest Expense — Net	328	146	80
Income Tax Provision(2)	858	1,066	898
Net Income Attributable to Monsanto Company	$2,314	$2,740	$2,482

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.
Net sales and long-lived assets are attributed to the geographic areas of the relevant Monsanto legal entities. For example, a sale from the United States to a customer in Brazil is reported as a U.S. export sale.

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	Year Ended Aug. 31,			As of Aug. 31,
(Dollars in millions)	2015	2014	2013	2015	2014
United States	$8,612	$8,625	$8,044	$7,714	$8,112
Europe-Africa	1,834	2,192	2,042	1,309	1,460
Brazil	1,725	1,778	1,547	614	871
Argentina	871	1,092	1,121	427	396
Asia-Pacific	686	837	806	293	315
Canada	601	636	615	104	124
Mexico	537	503	466	163	135
Other	135	192	220	394	380
Total	$15,001	$15,855	$14,861	$11,018	$11,793

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 26. QUARTERLY DATA (UNAUDITED)
The following tables include financial data for the fiscal year quarters in 2015 and 2014 which have been adjusted for discontinued operations.

(Dollars in millions, except per share amounts)
	1st(2)	2nd(3)	3rd(4)	4th(5)(6)
2015	Quarter	Quarter	Quarter	Quarter	Total
Net Sales	$2,870	$5,197	$4,579	$2,355	$15,001
Gross Profit	1,411	3,039	2,736	996	8,182
Income (Loss) from Continuing Operations Attributable to Monsanto Company	227	1,418	1,141	(500)	2,286
Income on Discontinued Operations	16	7	—	5	28
Net Income (Loss)	243	1,419	1,155	(492)	2,325
Net Income (Loss) Attributable to Monsanto Company	$243	$1,425	$1,141	$(495)	$2,314
Basic Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$0.47	$2.93	$2.41	$(1.07)	$4.79
Income on discontinued operations	0.03	0.02	—	0.01	0.06
Net Income (Loss) Attributable to Monsanto Company	$0.50	$2.95	$2.41	$(1.06)	$4.85
Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$0.47	$2.90	$2.39	$(1.07)	$4.75
Income on discontinued operations	0.03	0.02	—	0.01	0.06
Net Income (Loss) Attributable to Monsanto Company	$0.50	$2.92	$2.39	$(1.06)	$4.81
2014
Net Sales	$3,143	$5,832	$4,250	$2,630	$15,855
Gross Profit	1,563	3,447	2,331	1,233	8,574
Income (Loss) from Continuing Operations Attributable to Monsanto Company	359	1,666	858	(156)	2,727
Income on Discontinued Operations	9	4	—	—	13
Net Income (Loss)	373	1,672	880	(163)	2,762
Net Income (Loss) Attributable to Monsanto Company	$368	$1,670	$858	$(156)	$2,740
Basic Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$0.68	$3.18	$1.64	$(0.31)	$5.25
Income on discontinued operations	0.02	—	—	—	0.03
Net Income (Loss) Attributable to Monsanto Company	$0.70	$3.18	$1.64	$(0.31)	$5.28
Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$0.67	$3.15	$1.62	$(0.31)	$5.19
Income on discontinued operations	0.02	—	—	—	0.03
Net Income (Loss) Attributable to Monsanto Company	$0.69	$3.15	$1.62	$(0.31)	$5.22

(1)
Because Monsanto reported a loss from continuing operations in the fourth quarter 2015 and 2014, generally accepted accounting principles require diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share may not total to the full-year amount.

(2)
In the first quarter of fiscal 2015, the company recorded $7.7 million of selling, general and administrative expenses related to environmental and litigation settlements with a corresponding income tax benefit of $2.9 million.

(3)
In the second quarter of fiscal 2015, the company recorded $10.0 million of selling, general and administrative expenses related to environmental and litigation settlements with a corresponding income tax benefit of $3.8 million.

(4)
In the third quarter of fiscal 2015, the company recorded $274.0 million of net sales as a result of the sale of a perpetual license to intellectual property, with a corresponding income tax provision of $102.1 million. The company also recorded $57.0 million of selling, general and administrative expenses related to environmental and litigation settlements and a potential SEC settlement with a combined corresponding income tax benefit of $8.4 million.

(5)
In the fourth quarter of fiscal 2015, the company recorded $100.5 million of cost of goods sold expenses related to the 2015 Restructuring Plan, $92.6 million of selling, general and administrative expenses related to environmental and litigation settlements and a potential SEC settlement and $392.7 million of restructuring charges with a combined corresponding income tax benefit of $172.8 million.

(6)
In the fourth quarter of fiscal 2014, the company recorded $31.8 million of selling, general and administrative expenses related to legacy environmental settlements with a corresponding income tax benefit of $12.2 million.

MONSANTO COMPANY	2015 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 27. SUBSEQUENT EVENT
On Oct. 9, 2015, Monsanto entered into uncollared accelerated share repurchase ASR agreements with each of Citibank, N.A. ("Citi") and JPMorgan. Under the ASR agreements, the company agreed to purchase an aggregate of approximately $3.0 billion of Monsanto common stock. On Oct. 13, 2015, Citi and JPMorgan delivered to Monsanto approximately 28.4 million shares in total based on then-current market prices, and Monsanto paid a total of $3.0 billion. The payments to Citi and JPMorgan will be recorded as a reduction to shareowners' equity consisting of a $2.55 billion increase in treasury stock, which reflects the value of the 28.4 million shares received upon initial settlement, and a $450 million decrease in additional contributed capital, which reflects the value of the stock held back by Citi and JPMorgan pending final settlement of the ASR agreements. The final number of shares of Monsanto common stock that the company may receive, or may be required to remit, upon settlement under the ASR agreements will be based upon the average daily volume weighted-average price of Monsanto common stock during the term of the ASR agreements, less a discount. Final settlement of the ASR agreements is expected to occur in the next six months and may occur earlier at the option of Citi and JPMorgan. The terms of the ASR agreements are subject to adjustment if Monsanto were to enter into or announce certain types of transactions that may affect the company's stock. If Monsanto is obligated to make an adjustment payment under the ASR agreements, the company may elect to satisfy such obligation in cash or in shares of Monsanto common stock. The ASR agreements were entered into pursuant to the share repurchase authorization announced in June 2014 and were funded by commercial paper and cash on hand.

MONSANTO COMPANY	2015 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2015.

MONSANTO COMPANY	2015 FORM 10-K

Management’s Annual Report on Internal Control over Financial Reporting
Management of Monsanto Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the COSO framework, management concluded that the company maintained effective internal control over financial reporting as of August 31, 2015.
The company’s independent registered public accounting firm, Deloitte & Touche LLP, was appointed by the Audit and Finance Committee of the company’s Board of Directors, and ratified by the company’s shareowners. Deloitte & Touche LLP has audited and reported on the Consolidated Financial Statements of Monsanto Company and subsidiaries and the effectiveness of the company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in Item 8 and Item 9A of this Annual Report.
/s/ Hugh Grant
Hugh Grant
Chairman and Chief Executive Officer
/s/ Pierre Courduroux
Pierre Courduroux
Senior Vice President and Chief Financial Officer
October 29, 2015

MONSANTO COMPANY	2015 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners of Monsanto Company:
We have audited the internal control over financial reporting of Monsanto Company and subsidiaries (the "Company") as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of August 31, 2015 and the related statements of consolidated operations, comprehensive income, cash flows, and shareowners’ equity for the year ended August 31, 2015, of the Company and our report dated October 29, 2015 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
October 29, 2015

MONSANTO COMPANY	2015 FORM 10-K

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

MONSANTO COMPANY	2015 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information appearing in Monsanto Company’s definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A in December 2015 (Proxy Statement), is incorporated herein by reference:

•	Information appearing under the heading “Director Nominees and Retiring Director” including biographical information regarding nominees for election to, and members of, the Board of Directors;

•	Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”; and

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

The following information with respect to the executive officers of the company on October 29, 2015, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name—Age	Present Position with Registrant	Year First Became an Executive Officer	Other Business Experience since Sept. 1, 2010*
Brett D. Begemann, 54	President and Chief Operating Officer	2003
Executive Vice President, Seeds and Traits - Monsanto Company, 10/09-1/11; Executive Vice President and Chief Commercial Officer - Monsanto Company, 1/11-8/12; President and Chief Commercial Officer - Monsanto Company, 8/12-10/13; present position, 10/13

Pierre Courduroux, 50	Senior Vice President and Chief Financial Officer	2011	Global Seeds and Traits Finance Lead - Monsanto Company, 12/09-1/11; present position, 1/11
Robert T. Fraley, 62	Executive Vice President and Chief Technology Officer	2000	Present position, 8/00
Michael J. Frank, 51	Vice President, Global Commercial	2013
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

MONSANTO COMPANY	2015 FORM 10-K

David A. Friedberg, 35	Vice President, and Chief Executive Officer, Climate	2014	Chief Executive Officer, President and Director, The Climate Corporation, 2006-8/14; present position 9/14
Hugh Grant, 57	Chairman of the Board and Chief Executive Officer	2000	Chairman of the Board, President and Chief Executive Officer - Monsanto Company, 10/03-8/12; present position, 8/12
Janet M. Holloway, 61	Senior Vice President, Chief of Staff and Community Relations	2000	Present position, 10/07
Steven C. Mizell, 55	Executive Vice President, Human Resources	2004	Present position, 8/07
Duraiswami Narian, 52	Vice President and Treasurer	2015	India Regional Business Lead - Monsanto Company, 07/10-02/13; International Finance Lead - Monsanto Company, 03/13- 08/14; Assistant Treasurer - Monsanto Company, 09/14-10/15; present position, 10/15
Kerry J. Preete, 55	Executive Vice President, Global Strategy	2008	Vice President, Crop Protection - Monsanto Company, 10/09-10/10; Senior Vice President, Global Strategy - Monsanto Company, 10/10-8/12; present position, 8/12
Nicole M. Ringenberg, 54	Vice President and Controller	2007	Vice President, Finance, Seeds & Traits - Monsanto Company, 10/09-12/09; present position, 12/09
David F. Snively, 61	Executive Vice President, Secretary and General Counsel	2006	Present position, 9/10
Michael K. Stern, 54	Vice President, and President and Chief Operating Officer, Climate	2013	Lead, U.S. Row Crops - Monsanto Company, 8/09-12/12; Lead, Americas Row Crops - Monsanto Company, 1/13-7/13; Vice President, Americas Row Crops - Monsanto Company, 8/13-8/14; present position, 9/14

*	Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia LLC.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

MONSANTO COMPANY	2015 FORM 10-K

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

MONSANTO COMPANY	2015 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(Principal Accounting Officer)
Date: October 29, 2015

MONSANTO COMPANY	2015 FORM 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director
(Gregory H. Boyce)

/s/ DAVID L. CHICOINE	Director	October 29, 2015
(David L. Chicoine)

/s/ JANICE L. FIELDS	Director	October 29, 2015
(Janice L. Fields)

/s/ HUGH GRANT	Chairman of the Board and	October 29, 2015
(Hugh Grant)	Chief Executive Officer, Director (Principal Executive Officer)

/s/ ARTHUR H. HARPER	Director	October 29, 2015
(Arthur H. Harper)

Director
(Laura K. Ipsen)

/s/ GWENDOLYN S. KING	Director	October 29, 2015
(Gwendolyn S. King)

/s/ MARCOS M. LUTZ	Director	October 29, 2015
(Marcos M. Lutz)

Director
(C. Steven McMillan)

/s/ JON R. MOELLER	Director	October 29, 2015
(Jon R. Moeller)

/s/ WILLIAM U. PARFET	Director	October 29, 2015
(William U. Parfet)

/s/ GEORGE H. POSTE	Director	October 29, 2015
(George H. Poste)

/s/ ROBERT J. STEVENS	Director	October 29, 2015
(Robert J. Stevens)

/s/ PATRICIA VERDUIN	Director	October 29, 2015
(Patricia Verduin)

/s/ PIERRE COURDUROUX	Senior Vice President, Chief Financial	October 29, 2015
(Pierre Courduroux)	Officer (Principal Financial Officer)

/s/ NICOLE M. RINGENBERG	Vice President and Controller	October 29, 2015
(Nicole M. Ringenberg)	(Principal Accounting Officer)

MONSANTO COMPANY	2015 FORM 10-K

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description
2	1.
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

	2.
Form of Registration Rights Agreement, dated Aug. 25, 2005, relating to 5 1/2% Senior Notes due 2025 of the company (incorporated by reference to Exhibit 4.3 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

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

	8.
Solutia’s Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (As Modified) (incorporated by reference to Exhibit 2.1 of Solutia’s Form 8-K filed Dec. 5, 2007, SEC File No. 001-13255).

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

	11.	Letter Agreement between the company and Pharmacia, effective Aug. 13, 2002 (incorporated by reference to Exhibit 10.6 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

MONSANTO COMPANY	2015 FORM 10-K

12.	Five-Year Credit Agreement dated March 27, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 2, 2015, File No. 1-16167).
12.1.
Master Confirmation-Uncollared Share Repurchase dated October 9, 2015 between Monsanto Company and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Oct. 9, 2015, File No. 1-16167).

12.2.
Master Confirmation-Uncollared Share Repurchase dated October 9, 2015 between Monsanto Company and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 of Form 8-K, filed Oct. 9, 2015, File No. 1-16167).

13.
The Monsanto Company Non-Employee Director Equity Incentive Compensation Plan, as amended and restated, effective September 1, 2014 (incorporated by reference to Exhibit 10.13 of Form 10-K for the period ended Aug. 31, 2014, File No. 1-16167).†

14.
Monsanto Company Long-Term Incentive Plan, as amended and restated, effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167).†

14.1.
First Amendment, effective Jan. 29, 2004, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.1 of Form 10-Q for the period ended Feb. 29, 2004, File No. 1-16167).†

14.2.
Second Amendment, effective Oct. 23, 2006, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18.2 of Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

14.3.
Third Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.3 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

14.4.
Fourth Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.4 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

14.5.
Fifth Amendment, effective Sept. 1, 2010, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167).†

14.6.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 6, 2007 (incorporated by reference to Exhibit 10.3 of Form 8-K, filed Aug. 10, 2007, File No. 1-16167).†

14.7.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as of Oct. 2008 (incorporated by reference to Exhibit 10.19.7 of Form 10-K for the period ended Aug. 31, 2009, File No. 1-16167).†

14.8.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Oct. 25, 2010 (incorporated by reference to Exhibit 10.14.9 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

14.9.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 24, 2011 (incorporated by reference to Exhibit 10.14.10 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).†

15.
Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of January 24, 2012) (incorporated by reference to Appendix D to the Monsanto Company Proxy Statement, filed Dec. 9, 2011, File No. 1-16167).†

15.1.
Form of Terms and Conditions of Option Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

15.2.	Form of Terms and Conditions of Option Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Sept. 24, 2015.†

15.3.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.4 of Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

15.4.	Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Sept. 24, 2015.†

MONSANTO COMPANY	2015 FORM 10-K

15.5.
Form of Terms and Conditions of Financial Goal Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.3 of Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

15.6.
Form of Terms and Conditions of Financial Goal Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Sept. 24, 2015.†

15.7.
Form of Terms and Conditions of Financial Goal Restricted Stock Units for Chairman and CEO Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Oct. 27, 2014 (incorporated by reference to Exhibit 10.15.10 of Form 10-K for the period ended Aug. 31, 2014, File No. 1-16167).†

15.8.
Form of Terms and Conditions of Financial Goal Restricted Stock Units for CEO and Certain Other Executive Officers Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Sept. 24, 2015.†

15.9.
Form of Terms and Conditions of Retention and Performance Restricted Stock Unit Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012) (incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended Nov. 30, 2013, File No. 1-16167).†

15.10.
Form of Terms and Conditions of Retention and Performance Restricted Stock Unit Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012) as approved on Sept. 24, 2015.†

15.11.
Forms of Terms and Conditions of Restricted Share Grant to Non-Employee Director [Elective Retainer Amount] under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated as of January 24, 2012 (incorporated by reference to Exhibit 10.3 of Form 10-Q for the period ended May 31, 2012, File No. 1-16167).†

15.12.
Forms of Terms and Conditions of Restricted Shares Grant to Non-Employee Director [Inaugural Grant] under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated as of January 24, 2012 (incorporated by reference to Exhibit 10.4 of Form 10-Q for the period ended May 31, 2012, File No. 1-16167).†

15.13.
Form of Terms and Conditions of Restricted Share Grant to Non-Employee Director [International Elective Retainer Amount] under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of January 24, 2012), as approved on May 27, 2014 (incorporated by reference to Exhibit 10.15.14 of Form 10-K for the period ended Aug. 31, 2014, File No. 1-16167).†

15.14.
Form of Terms and Conditions of Restricted Shares Grant to Non-Employee Director [International Inaugural Grant] under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of January 24, 2012), as approved on May 27, 2014 (incorporated by reference to Exhibit 10.15.15 of Form 10-K for the period ended Aug. 31, 2014, File No. 1-16167).†

16.	`	Monsanto Company Deferred Payment Plan Amended and Restated as of May 1, 2015 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the period ended May 31, 2015, File No. 1-16167).†
17.
Monsanto Company ERISA Parity Savings and Investment Plan, as amended and restated as of December 31, 2008, and subsequently amended through June 11, 2012 (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-8, filed June 22, 2012, File No. 333-182292).†

17.1.		Amendment No. 1 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012).†
17.2.
Amendment No. 2 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012) (incorporated by reference to Exhibit 10 of Form 10-Q for the period ended May, 31, 2014, File No. 1-16167).†

17.3.		Amendment No. 3 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012).†
17.4.		Amendment No. 4 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012).†
17.5.		Amendment No. 5 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012).†
18.
Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

MONSANTO COMPANY	2015 FORM 10-K

18.1.
Form of Terms and Conditions of Units Under the Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17.1 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

19.
Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Proxy Item No. 5: Approval of Performance Goals Under the Monsanto Company Code Section §162(m) Annual Incentive Plan for Covered Executives” on pages 81-82 of the Proxy Statement filed Dec. 10, 2010, File No. 1-16167).†

	20.	Fiscal Year 2015 Annual Incentive Plan, as approved on Aug. 26, 2014 (incorporated by reference to Exhibit 10 of Form 8-K, filed Aug. 29, 2014, File No. 1-16167).†
	21.	Annual Incentive Plan, as approved on Sept. 24, 2015 (incorporated by reference to Exhibit 10 of Form 8-K, filed Sept. 30, 2015, File No. 1-16167).†
22.1.
Form of Change of Control Employment Security Agreement for Messrs. Begemann, Grant and Snively, and Dr. Fraley, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 of Form 8-K, filed on Sept. 7, 2010, File No. 1-16167).†

	22.2.	Form of Change of Control Employment Security Agreement for Mr. Courduroux, effective Feb. 4. 2011 (incorporated by reference to Exhibit 10 of Form 8-K, filed on Feb. 10, 2011, File No. 1-16167).†
23.
Monsanto Company Executive Health Management Program, as amended and restated as of Oct. 25, 2010 (incorporated by reference to Exhibit 10.22 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

	24.	Amended and Restated Monsanto Company Recoupment Policy, as approved on Oct. 27, 2009 (incorporated by reference to Exhibit 10.27 of Form 10-K for the period ended Aug. 31, 2009, File No. 1-16167).†
	25.	Monsanto Benefits Plan for Third Country Nationals (incorporated by reference to Exhibit 10.2 of Form 8-K, filed Aug. 11, 2008, File No. 1-16167).†
	25.1.	Amendment to Monsanto Benefits Plan for Third Country Nationals, effective Aug. 5, 2008 (incorporated by reference to Exhibit 10.3 of Form 8-K, filed Aug. 11, 2008, File No. 1-16167).†
11	Omitted — see Item 8 — Note 22 — Earnings per Share.
12	Statements Re Computation of Ratios.
13	Omitted
14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our website at www.monsanto.com.
16	Omitted
18	Omitted
21	Subsidiaries of the Registrant.
22	Omitted
23	Consent of Independent Registered Public Accounting Firm.
31	1.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

	2.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

MONSANTO COMPANY	2015 FORM 10-K

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