Form 10-Q
period 2015-11-30
MONSANTO CO /NEW/
filed 2016-01-07
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Nov. 30, 2015
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 440,355,435 shares of Common Stock, $0.01 par value, outstanding as of January 4, 2016.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public understanding and acceptance of our biotechnology and other agricultural products; the success of the company’s research and development activities; the outcomes of major lawsuits and the previously announced SEC investigation; developments related to foreign currencies and economies; pursuit of acquisitions or other transactions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; recent increases in and expected higher levels of indebtedness; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters, accidents and security breaches, including cybersecurity incidents, on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2015.
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

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2015, and Nov. 30, 2014, the Statements of Consolidated Comprehensive Loss for the three months ended Nov. 30, 2015, and Nov. 30, 2014, the Statements of Consolidated Financial Position as of Nov. 30, 2015, and Aug. 31, 2015, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2015, and Nov. 30, 2014, the Statements of Consolidated Shareowners’ Equity for the three months ended Nov. 30, 2015, and year ended Aug. 31, 2015, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended
	Nov. 30, 2015	Nov. 30, 2014
Net Sales	$2,219	$2,870
Cost of goods sold	1,318	1,459
Gross Profit	901	1,411
Operating Expenses:
Selling, general and administrative expenses	543	580
Research and development expenses	364	412
Restructuring charges	266	—
Total Operating Expenses	1,173	992
(Loss) Income from Operations	(272)	419
Interest expense	129	115
Interest income	(20)	(38)
Other expense, net	25	15
(Loss) Income from Continuing Operations Before Income Taxes	(406)	327
Income tax (benefit) provision	(137)	100
(Loss) Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$(269)	$227
Discontinued Operations:
Income from operations of discontinued businesses	20	26
Income tax provision	8	10
Income from Discontinued Operations	12	16
Net (Loss) Income	$(257)	$243
Less: Net loss attributable to noncontrolling interest	(4)	—
Net (Loss) Income Attributable to Monsanto Company	$(253)	$243
Amounts Attributable to Monsanto Company:
(Loss) income from continuing operations	$(265)	$227
Income from discontinued operations	12	16
Net (Loss) Income Attributable to Monsanto Company	$(253)	$243
Basic Earnings per Share Attributable to Monsanto Company:
(Loss) income from continuing operations	$(0.58)	$0.47
Income from discontinued operations	0.02	0.03
Net (Loss) Income Attributable to Monsanto Company	$(0.56)	$0.50
Diluted Earnings per Share Attributable to Monsanto Company:
(Loss) income from continuing operations	$(0.58)	$0.47
Income from discontinued operations	0.02	0.03
Net (Loss) Income Attributable to Monsanto Company	$(0.56)	$0.50
Weighted Average Shares Outstanding:
Basic	454.1	484.4
Diluted	454.1	489.4
Dividends Declared per Share	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

Statements of Consolidated Comprehensive Loss

Unaudited (Dollars in millions)	Three Months Ended
	Nov. 30, 2015	Nov. 30, 2014
Comprehensive Loss Attributable to Monsanto Company
Net (Loss) Income Attributable to Monsanto Company	$(253)	$243
Other Comprehensive (Loss) Income, Net of Tax:
Foreign currency translation, net of tax of $1, and $(6), respectively	(229)	(484)
Postretirement benefit plan activity, net of tax of $5, and $6, respectively	10	10
Unrealized net losses on investment holdings, net of tax of $(1), and $(3), respectively	(2)	(5)
Unrealized net derivative gains, net of tax of $(4), and $(2), respectively	—	5
Realized net derivative losses (gains), net of tax of $5, and $0, respectively	4	(1)
Total Other Comprehensive Loss, Net of Tax	(217)	(475)
Comprehensive Loss Attributable to Monsanto Company	$(470)	$(232)
Comprehensive Loss Attributable to Noncontrolling Interests
Net Loss Attributable to Noncontrolling Interests	(4)	—
Other Comprehensive Loss
Foreign currency translation	(1)	(1)
Total Other Comprehensive Loss	(1)	(1)
Comprehensive Loss Attributable to Noncontrolling Interests	$(5)	$(1)
Total Comprehensive Loss	$(475)	$(233)
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions, except share amounts)	As of
	Nov. 30, 2015	Aug. 31, 2015
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2016: $27 and 2015: $112)	$2,277	$3,701
Short-term investments	47	47
Trade receivables, net (variable interest entity restricted - 2016: $87 and 2015: $0)	2,106	1,636
Miscellaneous receivables	1,000	803
Deferred tax assets	772	743
Inventory, net	3,872	3,496
Other current assets	393	199
Total Current Assets	10,467	10,625
Total property, plant and equipment	10,412	10,428
Less accumulated depreciation	5,542	5,455
Property, Plant and Equipment, Net (variable interest entity restricted - 2016: $1 and 2015: $2)	4,870	4,973
Goodwill	3,985	4,061
Other Intangible Assets, Net	1,205	1,332
Noncurrent Deferred Tax Assets	260	277
Long-Term Receivables, Net	35	42
Other Assets	624	610
Total Assets	$21,446	$21,920
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2016: $94 and 2015: $0)	$1,788	$615
Accounts payable (variable interest entity restricted - 2016: $7 and 2015: $6)	818	836
Income taxes payable	46	234
Accrued compensation and benefits (variable interest entity restricted - 2016: $2 and 2015: $2)	212	304
Accrued marketing programs	781	1,492
Deferred revenues	3,146	370
Grower production accruals	333	39
Dividends payable	—	254
Customer payable	16	72
Restructuring reserves	283	170
Miscellaneous short-term accruals (variable interest entity restricted - 2016: $7 and 2015: $7)	1,078	791
Total Current Liabilities	8,501	5,177
Long-Term Debt (variable interest entity restricted - 2016: $0 and 2015: $96)	7,939	8,429
Postretirement Liabilities	330	336
Long-Term Deferred Revenue	45	47
Noncurrent Deferred Tax Liabilities	380	340
Long-Term Portion of Environmental and Litigation Liabilities	192	194
Long-Term Restructuring Reserves	133	47
Other Liabilities	358	345
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 610,144,324 and 609,350,452 shares, respectively
Outstanding 440,269,390 and 467,903,711 shares, respectively	6	6
Treasury stock 169,874,934 and 141,446,741 shares, respectively, at cost	(14,603)	(12,053)
Additional contributed capital	11,053	11,464
Retained earnings	10,121	10,374
Accumulated other comprehensive loss	(3,018)	(2,801)
Total Monsanto Company Shareowners’ Equity	3,559	6,990
Noncontrolling Interest	9	15
Total Shareowners’ Equity	3,568	7,005
Total Liabilities and Shareowners’ Equity	$21,446	$21,920
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Three Months Ended
	Nov. 30, 2015	Nov. 30, 2014
Operating Activities:
Net (Loss) Income	$(257)	$243
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	181	182
Bad-debt expense	12	13
Stock-based compensation expense	37	31
Excess tax benefits from stock-based compensation	(6)	(16)
Deferred income taxes	6	42
Restructuring impairments	99	—
Equity affiliate expense, net	2	3
Net gain on sales of a business or other assets	—	(1)
Other items	18	6
Changes in assets and liabilities that (required) provided cash, net of acquisitions:
Trade receivables, net	(515)	(249)
Inventory, net	(528)	(827)
Deferred revenues	2,787	2,114
Accounts payable and other accrued liabilities	(423)	(111)
Restructuring, net	208	—
Pension contributions	(3)	(6)
Other items	(255)	(75)
Net Cash Provided by Operating Activities	1,363	1,349
Cash Flows (Required) Provided by Investing Activities:
Capital expenditures	(326)	(347)
Purchases of long-term debt and equity securities	—	(30)
Technology and other investments	(12)	(5)
Other proceeds	2	2
Net Cash Required by Investing Activities	(336)	(380)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	839	410
Short-term debt proceeds	—	14
Short-term debt reductions	(3)	—
Long-term debt proceeds	4	3
Long-term debt reductions	(3)	(3)
Treasury stock purchases	(3,000)	(296)
Stock option exercises	16	27
Excess tax benefits from stock-based compensation	6	16
Tax withholding on restricted stock and restricted stock units	(18)	(24)
Dividend payments	(254)	(238)
Payments to noncontrolling interests	(1)	(16)
Net Cash Required by Financing Activities	(2,414)	(107)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(37)	(93)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,424)	769
Cash and Cash Equivalents at Beginning of Period	3,701	2,367
Cash and Cash Equivalents at End of Period	$2,277	$3,136
See Note 18 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) (1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2014	$6	$(10,032)	$10,003	$9,012	$(1,114)	$39	$7,914
Net income	—	—	—	2,314	—	11	2,325
Other comprehensive loss	—	—	—	—	(1,687)	(4)	(1,691)
Treasury stock purchases	—	(2,021)	1,200	—	—	—	(821)
Restricted stock withholding	—	—	(29)	—	—	—	(29)
Issuance of shares under employee stock plans	—	—	138	—	—	—	138
Net excess tax benefits from stock-based compensation	—	—	40	—	—	—	40
Stock-based compensation expense	—	—	112	—	—	—	112
Cash dividends of $2.01 per common share	—	—	—	(952)	—	—	(952)
Acquisition of noncontrolling interest	—	—	—	—	—	(3)	(3)
Payments to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance as of Aug. 31, 2015	$6	$(12,053)	$11,464	$10,374	$(2,801)	$15	$7,005
Net loss	—	—	—	(253)	—	(4)	(257)
Other comprehensive loss	—	—	—	—	(217)	(1)	(218)
Treasury stock purchases	—	(2,550)	(450)	—	—	—	(3,000)
Restricted stock withholding	—	—	(18)	—	—	—	(18)
Issuance of shares under employee stock plans	—	—	15	—	—	—	15
Net excess tax benefits from stock-based compensation	—	—	5	—	—	—	5
Stock-based compensation expense	—	—	37	—	—	—	37
Payments to noncontrolling interest	—	—	—	—	—	(1)	(1)
Balance as of Nov. 30, 2015	$6	$(14,603)	$11,053	$10,121	$(3,018)	$9	$3,568

(1)	See Note 16 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive (loss).
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto’s seeds, biotechnology trait products, herbicides and digital agriculture tools provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
Monsanto manages its business in two segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds and digital agriculture to assist farmers in decision making. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures Roundup and Harness brand herbicides and other herbicides. See Note 20 — Segment Information — for further details.
In the fourth quarter of 2008, the company announced plans to divest its animal agricultural products business, which focused on dairy cow productivity and was previously reported as part of the Agricultural Productivity segment. This transaction was consummated on Oct. 1, 2008, and included a 10-year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. As a result, financial data for this business has been presented as discontinued operations.
On Nov. 2, 2015, the company signed a definitive agreement with Deere & Company to sell the Precision Planting equipment business for approximately $190 million in cash, subject to customary working capital adjustments. As of Nov. 30, 2015, Monsanto has $186 million of assets and $7 million of liabilities classified as held for sale within other current assets and miscellaneous short-term accruals, respectively, on the Statement of Financial Position. The assets were primarily classified as inventory; receivables; property, plant, and equipment, net; goodwill; and intangible assets, net as of Aug. 31, 2015, and the liabilities were primarily classified as accrued marketing programs and accounts payable as of Aug. 31, 2015. Closing is expected to occur in fiscal year 2016 and remains subject to customary closing conditions including regulatory approvals.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015. Financial information for the first three months of fiscal year 2016 should not be annualized because of the seasonality of the company’s business.
Significant Accounting Policy Update
Promotional, Advertising and Customer Incentive Program Costs: Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Customer incentive program costs are recorded in accordance with the Revenue Recognition topic of the Accounting Standards Codification ("ASC"), based on specific performance criteria met by our customers, such as purchase volumes, promptness of payment and market share increases. The company introduced new Agricultural Productivity customer incentive programs during first quarter 2016 providing certain customers price protection consideration if standard published prices are lowered from the price the distributor was charged on eligible products on or before Apr. 30, 2016. The associated cost of these programs is recorded in net sales in the Statement of Consolidated Operations. As actual expenses are not known at the time of sale, an estimate based on the best available information (such as historical experience and market research) is used as a basis for recording customer incentive program liabilities. Management analyzes and reviews the customer incentive program balances on a quarterly basis and adjustments are recorded as appropriate.

NOTE 2.	NEW ACCOUNTING STANDARDS
In November 2015, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Balance Sheet Classification of Deferred Taxes" which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Statement of Financial Position. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted, including adoption in an interim period, for financial periods not yet reported. The standard may be adopted on a prospective or retrospective basis. Monsanto is required to adopt the standard in the first quarter of fiscal year 2018. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In September 2015, the FASB issued accounting guidance, "Simplifying the Accounting for Measurement-Period Adjustments" in business combinations. This standard eliminates the need for an acquirer in a business combination to recognize

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

first quarter of fiscal year 2019. One-year early adoption is permitted. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In April 2014, the FASB issued accounting guidance, "Presentation of Financial Statements and Property, Plant, and Equipment." The new standard raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This standard is effective prospectively for all disposals of components that occur within annual periods beginning on or after Dec. 15, 2014, and interim periods within those years. Accordingly, Monsanto adopted this standard in the first quarter of fiscal year 2016.

NOTE 3.	RESTRUCTURING
Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

Three Months Ended Nov. 30,
(Dollars in millions)	2015
Cost of Goods Sold(1)	$(52)
Restructuring Charges(1)	(266)
Loss from Continuing Operations Before Income Taxes	$(318)
Income Tax Provision	108
Net Income	$(210)

(1)
The $52 million of restructuring charges in cost of goods sold was recorded to the Seeds and Genomics segment. The $266 million of restructuring charges is split by segment as follows: $237 million in Seeds and Genomics and $29 million in Agricultural Productivity.

On Oct. 6, 2015, the company approved actions to realign resources to increase productivity, enhance competitiveness by delivering cost improvements and support long-term growth. On Jan. 5, 2016, the company approved additional actions which together with the Oct. 6, 2015, actions comprise the 2015 Restructuring Plan. Actions include streamlining and reprioritizing some commercial, enabling, supply chain and research and development efforts.
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be $1.1 billion to $1.2 billion. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $475 million to $510 million in work force reductions, including severance and related benefits; $175 million to $205 million in facility closures/exit costs, including contract termination costs; $450 million to $485 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other intangible assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
The following table displays the pretax charges incurred by segment under the 2015 Restructuring Plan.

	Three months ended Nov. 30, 2015			Cumulative Amount through Nov. 30, 2015
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$208	$9	$217	$412	$22	$434
Facility Closures/Exit Costs	2	—	2	2	—	2
Asset Impairments and Write-offs:
Property, plant and equipment	24	—	24	105	—	105
Inventory	37	—	37	88	—	88
Goodwill and other intangible assets	18	20	38	162	20	182
Total Restructuring Charges, Net	$289	$29	$318	$769	$42	$811
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

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

topic of the ASC. In addition, when the decision to commit to a restructuring plan requires an asset impairment review, Monsanto evaluates such impairment issues under the Property, Plant and Equipment topic of the ASC.
In the three months ended Nov. 30, 2015, pretax restructuring charges of $318 million were recorded. The $217 million in work force reductions was split relatively evenly between the United States and outside of the United States. In asset impairments, property, plant and equipment impairments of $24 million were related primarily to manufacturing and technology facilities outside of the United States. In asset impairments, inventory impairments of $37 million recorded in cost of goods sold were related to discontinued products worldwide. Intangible asset impairments of $38 million related primarily to the write-off of intellectual property for technology that the company elected no longer to pursue.
The following table summarizes the activities related to the company's 2015 Restructuring Plan.

(Dollars in millions)	Work Force Reductions(1)	Facility Closures/Exit Costs	Asset Impairments	Total
Beginning Liability as of Aug. 31, 2015	$217	$—	$—	$217
Net restructuring charges recognized in first quarter 2016	217	2	99	318
Cash payments	(9)	(2)	—	(11)
Asset impairments and write-offs	—	—	(99)	(99)
Foreign currency impact	(9)	—	—	(9)
Ending Liability as of Nov. 30, 2015	$416	$—	$—	$416

(1)
The restructuring liability balance included $133 million and $47 million that were recorded in long-term restructuring reserves in the Statements of Consolidated Financial Position as of Nov. 30, 2015, and Aug. 31, 2015, respectively.

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of
(Dollars in millions)	Nov. 30, 2015	Aug. 31, 2015
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$583	$851
Maximum future payout under recourse provisions	58	125
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$54	$124
Maximum future payout under recourse provisions	19	22
Agreements with Lenders(3)
Outstanding balance	$97	$75
Maximum future payout under the guarantee	71	62
The gross amounts of receivables sold under transactions that qualify for sales treatment were:

	Gross Amounts of Receivables Sold
	Three Months Ended
(Dollars in millions)	Nov. 30, 2015	Nov. 30, 2014
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$16	$4
European and Latin American agreements to sell trade receivables(2)	21	23

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

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $260 million as of Nov. 30, 2015) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company's investment. Credit losses above Monsanto's investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC, and as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities and Cost Basis Investments.
There were no significant recourse or non-recourse liabilities for all programs as of Nov. 30, 2015, and Aug. 31, 2015. There were no significant delinquent loans for all programs as of Nov. 30, 2015, and Aug. 31, 2015.

NOTE 5.	VARIABLE INTEREST ENTITIES AND COST BASIS INVESTMENTS
Variable Interest Entities
Monsanto has a financing program in Brazil that is recorded as a consolidated variable interest entity ("VIE"). For the most part, the VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. Third parties, primarily investment funds, held senior interest of 90 percent in the entity as of Nov. 30, 2015, and Aug. 31, 2015, and Monsanto held the remaining ten percent interest. The senior interests held by third parties are mandatorily redeemable shares and are included in short-term debt in the Statement of Consolidated Financial Position as of Nov. 30, 2015, and are included in long-term debt in the Statement of Consolidated Financial Position as of Aug. 31, 2015.
Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least ten percent and could be required to provide additional contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. Creditors have no recourse against Monsanto in the event of default by the VIE. The company’s financial or other support provided to the VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the VIE, the VIE was established to service transactions involving the company, and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIE. As a result, the company is the primary beneficiary of the VIE, and the VIE has been consolidated in Monsanto’s consolidated financial statements. The assets of the VIE may only be used to settle the obligations of the respective entity. Third-party investors in the VIE do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. Monsanto's maximum exposure to loss was $11 million as of Nov. 30, 2015, and Aug. 31, 2015. See Note 4 — Customer Financing Programs and Note 11 — Fair Value Measurements— for additional information.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Monsanto has entered into several agreements with third parties to establish entities to focus on research and development related to various activities including agricultural fungicides and biologicals for agricultural applications. All such entities are recorded as consolidated VIEs of Monsanto. Under each of the arrangements, Monsanto holds call options to acquire the majority of the equity interests in each VIE from the third-party owners. Monsanto will fund the operations of the VIEs in return for either additional equity interests or to retain the call options. The funding, which may total up to $118 million, will be provided in separate research phases if research milestones are met. The VIEs were established to perform agricultural-based research and development activities for the benefit of Monsanto, and Monsanto provides all funding of the VIEs' activities. Further, Monsanto has the power to direct the activities most significant to the VIEs. As a result, Monsanto is the primary beneficiary of the VIEs and the VIEs have been consolidated in Monsanto's consolidated financial statements. Monsanto's maximum exposure to loss was $62 million as of Nov. 30, 2015, and Aug. 31, 2015, which includes the company's current investment in the VIEs, the funding required to be provided to the VIEs during the research phases and/or the initial consideration paid related to the call options. The third-party owners of the VIEs do not have recourse to the general assets of Monsanto beyond Monsanto's maximum exposure to loss at any given time relating to the VIEs.
Cost Basis Investments
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of Nov. 30, 2015, and Aug. 31, 2015, these investments were recorded at $93 million and $90 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators.

NOTE 6.	RECEIVABLES
Trade receivables in the Statements of Consolidated Financial Position are net of allowances of $57 million and $59 million as of Nov. 30, 2015, and Aug. 31, 2015, respectively.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $153 million and $156 million with a corresponding allowance for credit losses on these receivables of $123 million and $120 million as of Nov. 30, 2015, and Aug. 31, 2015, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net in the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2014	$125
Incremental Provision	9
Recoveries	(3)
Write-offs	(28)
Other(1)	17
Balance as of Aug. 31, 2015	$120
Incremental Provision	2
Write-offs	(3)
Other(1)	4
Balance as of Nov. 30, 2015	$123
(1)Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	Nov. 30, 2015	Aug. 31, 2015
Finished Goods	$1,829	$1,603
Goods In Process	1,706	1,627
Raw Materials and Supplies	497	420
Inventory at FIFO Cost	4,032	3,650
Excess of FIFO over LIFO Cost	(160)	(154)
Total	$3,872	$3,496

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first three months of fiscal year 2016, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2015	$4,004	$57	$4,061
Effect of foreign currency translation and other adjustments	(37)	2	(35)
Reclass to held for sale	(41)	—	(41)
Balance as of Nov. 30, 2015	$3,926	$59	$3,985
There were no events or circumstances indicating that goodwill might be impaired as of Nov. 30, 2015. The fiscal year 2016 annual goodwill impairment test will be performed as of Mar. 1, 2016. See Note 1 — Background and Basis of Presentation — for further information on the reclass to held for sale.
Information regarding the company’s other intangible assets is as follows:

	As of Nov. 30, 2015			As of Aug. 31, 2015
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,065	$(750)	$315	$1,074	$(750)	$324
Acquired Intellectual Property	1,033	(543)	490	1,168	(598)	570
Trademarks	340	(151)	189	353	(152)	201
Customer Relationships	296	(206)	90	318	(212)	106
Other	73	(43)	30	176	(146)	30
Total Other Intangible Assets, Finite Lives	$2,807	$(1,693)	$1,114	$3,089	$(1,858)	$1,231
In Process Research & Development, Indefinite Lives	91	—	91	101	—	101
Total Other Intangible Assets	$2,898	$(1,693)	$1,205	$3,190	$(1,858)	$1,332
The decrease in total other intangible assets, net during the three months ended Nov. 30, 2015, is primarily related to intangible impairments. See Note 11 — Fair Value Measurements and Note 3 — Restructuring — for further information.
Total amortization expense of total other intangible assets was $31 million and $37 million for the three months ended Nov. 30, 2015, and Nov. 30, 2014, respectively.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The estimated intangible asset amortization expense for fiscal year 2016 through fiscal year 2020 is as follows:

(Dollars in millions)	Amount
2016	$145
2017	145
2018	108
2019	107
2020	106

NOTE 9.	DEFERRED REVENUE
As of Nov. 30, 2015, and Aug. 31, 2015, short-term deferred revenue was $3,146 million and $370 million, respectively. This balance primarily consists of cash received related to Monsanto's prepayment programs in the United States and Brazil. These programs allow Monsanto's customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balance is consistent with the seasonality of Monsanto's business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed purchases. The deferred revenue balance related to these prepayment programs is considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.

NOTE 10.	DEBT AND OTHER CREDIT ARRANGEMENTS
In June 2014, Monsanto filed a new shelf registration with the SEC ("2014 shelf registration") that allows the company to issue an unlimited capacity of debt, equity and hybrid offerings. The 2014 shelf registration expires in June 2017.
In April 2015, Monsanto issued $300 million of 2.85% Senior Notes due in 2025 and $500 million of 3.95% Senior Notes due in 2045. In January 2015, Monsanto issued $365 million of 4.30% Senior Notes due in 2045. All notes were issued under the 2014 shelf registration. The net proceeds from the issuances were used for general corporate purposes, which include share repurchases and capital expenditures.
Monsanto has a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Nov. 30, 2015, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.
Monsanto's short-term debt instruments include commercial paper, the current portion of long-term debt and notes payable to banks. As of Nov. 30, 2015, Monsanto had commercial paper borrowings outstanding of $649 million which are included in short-term debt on the Statement of Consolidated Financial Position. As of Aug. 31, 2015, there were no commercial paper borrowings outstanding. Additionally, as of Nov. 30, 2015, the mandatorily redeemable shares of a VIE were included as short-term debt instruments. These instruments were classified as long-term debt as of Aug. 31, 2015.
The fair value of total short-term debt was $1,790 million and $619 million as of Nov. 30, 2015, and Aug. 31, 2015, respectively. The fair value of the total long-term debt was $7,515 million and $8,124 million as of Nov. 30, 2015, and Aug. 31, 2015, respectively. See Note 11 — Fair Value Measurements — for additional information.

NOTE 11.	FAIR VALUE MEASUREMENTS
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

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Level 3 — Values generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques could include use of option pricing models, discounted cash flow models and similar techniques.
The following tables set forth by level Monsanto’s assets and liabilities disclosed at fair value on a recurring basis as of Nov. 30, 2015, and Aug. 31, 2015. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Nov. 30, 2015, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$1,786	$—	$—	$1,786
Short-term investments	47	—	—	47
Equity securities	14	—	—	14
Derivative assets related to:
Foreign currency contracts	—	39	—	39
Commodity contracts	3	5	—	8
Total Assets at Fair Value	$1,850	$44	$—	$1,894
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$1,696	$94	$1,790
Long-term debt instruments(1)	—	7,515	—	7,515
Derivative liabilities related to:
Foreign currency contracts	—	51	—	51
Commodity contracts	14	45	—	59
Interest rate contracts	—	5	—	5
Total Liabilities at Fair Value	$14	$9,312	$94	$9,420

(1)
Debt instruments, excluding mandatorily redeemable shares, are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2015, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$3,213	$—	$—	$3,213
Short-term investments	47	—	—	47
Equity securities	17	—	—	17
Derivative assets related to:
Foreign currency	—	40	—	40
Commodity contracts	1	7	—	8
Interest rate contracts	—	2	—	2
Total Assets at Fair Value	$3,278	$49	$—	$3,327
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$619	$—	$619
Long-term debt instruments(1)	—	8,028	96	8,124
Derivative liabilities related to:
Foreign currency	—	11	—	11
Commodity contracts	35	50	—	85
Total Liabilities at Fair Value	$35	$8,708	$96	$8,839

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
The company’s short-term investments may consist of commercial paper and cash which is contractually restricted as to withdrawal or usage. The company’s equity securities consist of publicly traded equity investments. Commercial paper and publicly traded equity investments are valued using quoted market prices and are classified as Level 1. Contractually restricted cash may be held in an interest bearing account measured using prevailing interest rates and are classified as Level 1. The company's debt securities are classified as Level 2 and valued using broker or dealer quoted prices with a maturity greater than one year.
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

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

See Note 10 — Debt and Other Credit Arrangements — for additional disclosures. Accretion expense is included in the Statements of Consolidated Operations as interest expense.
Long-term debt was measured at fair value for disclosure purposes and determined based on current market yields for Monsanto's debt traded in the secondary market.
For the three months ended Nov. 30, 2015, and Nov. 30, 2014, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Nov. 30, 2015, and Aug. 31, 2015. The following table summarizes the change in fair value of the Level 3 long-term debt instrument for the three months ended Nov. 30, 2015.

(Dollars in millions)
Balance Aug. 31, 2015(1)	$96
Reclass to short-term	(96)
Balance Nov. 30, 2015	$—

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $274) as of Aug. 31, 2015.
The following table summarizes the change in fair value of the Level 3 short-term debt instrument for the three months ended Nov. 30, 2015.

(Dollars in millions)
Balance Aug. 31, 2015	$—
Reclass from long-term	96
Accretion expense	3
Effect of foreign currency translation adjustments	(5)
Balance Nov. 30, 2015(1)	$94

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $260) as of Nov. 30, 2015.
There were no significant measurements of liabilities to their implied fair value on a nonrecurring basis during the three months ended Nov. 30, 2015, and Nov. 30, 2014.
There were no significant measurements of assets to their implied fair value on a nonrecurring basis during the three months ended Nov. 30, 2014. Significant measurements during the three months ended Nov. 30, 2015, of assets to their implied fair value on a nonrecurring basis were as follows:
Property, Plant and Equipment Net: Property, plant and equipment within the Seeds and Genomics segment with a net book value of $34 million was written down to its initial fair value estimate of $10 million, resulting in an impairment charge of $24 million, with $15 million included in cost of goods sold and $9 million included in restructuring charges in the Statement of Consolidated Operations. The initial fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
Other Intangible Assets, Net: Other intangible assets within the Seeds and Genomics segment with a net book value of $16 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $16 million, with $16 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
Other intangible assets within the Agricultural Productivity segment with a net book value of $20 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $20 million, with $20 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Other Assets: A long-term investment within the Seeds and Genomics segment with a net book value of $7 million was written down to its initial fair value estimate of $5 million, resulting in an impairment charge of $2 million, with $2 million included in restructuring charges in the Statement of Consolidated Operations. The initial fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Nov. 30, 2015, and Aug. 31, 2015.
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 21 months for foreign currency hedges and 33 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $77 million is expected to be reclassified from accumulated other comprehensive loss into earnings. No cash flow hedges were discontinued during the three months ended Nov. 30, 2014. A pretax loss of less than $1 million during the three months ended Nov. 30, 2015, was reclassified into cost of goods sold in the Statements of Consolidated Operations as a result of the discontinuance of commodity cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three months ended Nov. 30, 2015, and Nov. 30, 2014.
Derivatives Not Designated as Hedging Instruments
The company uses foreign currency contracts to hedge the effects of fluctuations in exchange rates on foreign currency denominated third-party and intercompany receivables and payables. Both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
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
Monsanto uses interest rate contracts to minimize the variability of forecasted cash flows arising from the company’s consolidated VIE in Brazil. The interest rate contracts do not qualify for hedge accounting treatment under the Derivatives and Hedging Topic of the ASC. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Nov. 30, 2015, and Aug. 31, 2015, are as follows:

	As of
(Dollars in millions)	Nov. 30, 2015	Aug. 31, 2015
Derivatives Designated as Hedges:
Foreign exchange contracts	$407	$456
Commodity contracts	569	591
Interest rate contracts	150	150
Total Derivatives Designated as Hedges	$1,126	$1,197
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$2,069	$1,926
Commodity contracts	96	163
Interest rate contracts	99	—
Total Derivatives Not Designated as Hedges	$2,264	$2,089

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of Nov. 30, 2015
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$—	$(9)	$(9)	$9	$—
Foreign exchange contracts	27	—	27	—	27
Derivatives not designated as hedges:
Commodity contracts	5	—	5	—	5
Foreign exchange contracts	8	—	8	—	8
Total other current assets	40	(9)	31	9	40	$353	$393
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	3	(5)	(2)	2	—
Foreign exchange contracts	4	—	4	—	4
Total other assets	7	(5)	2	2	4	620	624
Total Asset Derivatives	$47	$(14)	$33	$11	$44
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$9	$(9)	$—	$—	$—
Total other current assets	9	(9)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	5	(5)	—	—	—
Total other assets	5	(5)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	25	—	25	—	25
Interest rate contracts	5	—	5	—	5
Derivatives not designated as hedges:
Commodity contracts	6	—	6	—	6
Foreign exchange contracts	51	—	51	—	51
Total miscellaneous short-term accruals	87	—	87	—	87	$991	$1,078
Other liabilities
Derivatives designated as hedges:
Commodity contracts	14	—	14	—	14
Total other liabilities	14	—	14	—	14	344	358
Total Liability Derivatives	$115	$(14)	$101	$—	$101

(1)
As allowed by the Derivatives and Hedging topic of the ASC, derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2015
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Miscellaneous receivables
Derivatives designated as hedges:
Interest rate contracts	$2	$—	$2	$—	$2
Total miscellaneous receivables	2	—	2	—	2	$801	$803
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	—	(29)	(29)	29	—
Foreign exchange contracts	25	—	25	—	25
Derivatives not designated as hedges:
Commodity contracts	7	—	7	—	7
Foreign exchange contracts	14	—	14	—	14
Total other current assets	46	(29)	17	29	46	153	199
Other assets
Derivatives designated as hedges
Commodity contracts(1)	1	(6)	(5)	6	1
Foreign exchange contracts	1	—	1	—	1
Total other assets	2	(6)	(4)	6	2	608	610
Total Asset Derivatives	$50	$(35)	$15	$35	$50
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$29	$(29)	$—	$—	$—
Total other current assets	29	(29)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	6	(6)	—	—	—
Total other assets	6	(6)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	27	—	27	—	27
Derivatives not designated as hedges:
Commodity contracts	9	—	9	—	9
Foreign exchange contracts	11	—	11	—	11
Total miscellaneous short-term accruals	47	—	47	—	47	$744	$791
Other liabilities
Derivatives designated as hedges:
Commodity contracts	14	—	14	—	14
Total other liabilities	14	—	14	—	14	331	345
Total Liability Derivatives	$96	$(35)	$61	$—	$61

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2015	Nov. 30, 2014
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$—	$(2)	Cost of goods sold
Commodity contracts			—	(4)	Other expense, net
Cash flow hedges:
Foreign currency contracts	$2	$19	4	7	Net sales
Foreign currency contracts	10	9	7	—	Cost of goods sold
Commodity contracts	(9)	(11)	(17)	(3)	Cost of goods sold
Interest rate contracts	(7)	(14)	(3)	(3)	Interest expense
Total Derivatives Designated as Hedges	(4)	3	(9)	(5)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			(55)	(60)	Other expense, net
Commodity contracts			1	2	Net sales
Commodity contracts			—	3	Cost of goods sold
Total Derivatives Not Designated as Hedges			(54)	(55)
Total Derivatives	$(4)	$3	$(63)	$(60)

(1)	Accumulated other comprehensive income (AOCI) (loss).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness included in current earnings is not significant during the three months ended Nov. 30, 2015, and Nov. 30, 2014. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Nov. 30, 2015, and Nov. 30, 2014.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction gain of $28 million and $51 million during the three months ended Nov. 30, 2015, and Nov. 30, 2014, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $44 million and $41 million as of Nov. 30, 2015, and Aug. 31, 2015, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Nov. 30, 2015, and Aug. 31, 2015, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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

NOTE 13.	POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER
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

Pension Benefits	Three Months Ended Nov. 30, 2015			Three Months Ended Nov. 30, 2014
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$16	$3	$19	$16	$3	$19
Interest Cost on Benefit Obligation	24	2	26	22	2	24
Assumed Return on Plan Assets	(39)	(2)	(41)	(38)	(3)	(41)
Amortization of Unrecognized Net Loss	12	1	13	13	2	15
Curtailment and Settlement Charge	—	—	—	—	1	1
Total Net Periodic Benefit Cost	$13	$4	$17	$13	$5	$18

Health Care and Other Postretirement Benefits	Three Months Ended
(Dollars in millions)	Nov. 30, 2015	Nov. 30, 2014
Service Cost for Benefits Earned During the Period	$2	$2
Interest Cost on Benefit Obligation	1	2
Amortization of Unrecognized Net Gain	(1)	(1)
Total Net Periodic Benefit Cost	$2	$3

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 14.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months ended Nov. 30, 2015, and Nov. 30, 2014, respectively. Stock-based compensation cost capitalized in inventory was $3 million as of both Nov. 30, 2015, and Aug. 31, 2015.

	Three Months Ended
(Dollars in millions)	Nov. 30, 2015	Nov. 30, 2014
Cost of Goods Sold	$4	$2
Selling, General and Administrative Expenses	25	25
Research and Development Expenses	8	8
Pre-Tax Stock-Based Compensation Expense	37	35
Income Tax Benefit	(12)	(10)
Net Stock-Based Compensation Expense	$25	$25
The following table summarizes stock-based compensation activity for and as of the three months ended Nov. 30, 2015. Monsanto Stock Plans include employees under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated effective Jan. 24, 2012, and employees under The Climate Corporation 2006 Stock Plan, as amended on Oct. 30, 2013. The Director Plan includes members of the Board of Directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan.

	Monsanto Stock Plans		Director Plan
	Stock Options	Restricted Stock Units	Deferred Stock	Restricted Stock
Granted	2,217,810	706,483	22,585	6,825
Weighted-average grant date fair value per share	$20.62	$87.68	$95.14	$91.94
Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable (in millions)	$74.7	$134.1	$1.6	$0.7
Remaining weighted-average period of expense recognition/requisite service periods (in years)	1.5	2.1	0.8	1.6

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 15.	CAPITAL STOCK
In June 2014, the company announced a two-year share repurchase authorization of up to $10 billion of the company's common stock. As of Nov. 30, 2015, the company had approximately $1.1 billion remaining under the June 2014 share repurchase authorization.
On Oct. 9, 2015, Monsanto entered into uncollared accelerated share repurchase ("ASR") agreements with each of Citibank, N.A. ("Citi") and JPMorgan Chase Bank, N.A. ("JPMorgan"). Under the ASR agreements, the company agreed to purchase an aggregate of approximately $3.0 billion of Monsanto common stock. On Oct. 13, 2015, Citi and JPMorgan delivered to Monsanto approximately 28.4 million shares in total based on then-current market prices, and Monsanto paid a total of $3.0 billion. The payments to Citi and JPMorgan will be recorded as a reduction to shareowners' equity consisting of a $2.55 billion increase in treasury stock, which reflects the value of the 28.4 million shares received upon initial settlement, and a $450 million decrease in additional contributed capital, which reflects the value of the stock held back by Citi and JPMorgan pending final settlement of the ASR agreements. The final number of shares of Monsanto common stock that the company may receive, or may be required to remit, upon settlement under the ASR agreements will be based upon the average daily volume weighted-average price of Monsanto common stock during the term of the ASR agreements, less a discount. Final settlement of the ASR agreements is expected to occur in the next four months, and Citi and JPMorgan may independently elect to settle earlier at their option. The terms of the ASR agreements are subject to adjustment if Monsanto were to enter into or announce certain types of transactions that may affect the company's stock or in other circumstances. If Monsanto is obligated to make an adjustment payment under the ASR agreements, the company may elect to satisfy such obligation in cash or in shares of Monsanto common stock. The ASR agreements were entered into pursuant to the share repurchase authorization announced in June 2014 and were funded by commercial paper and cash on hand.
On July 1, 2014, Monsanto entered into uncollared ASR agreements with each of JPMorgan and Goldman, Sachs & Co. (“Goldman Sachs”). The ASR agreements were completed and settled in accordance with the terms of the agreements in fiscal year 2015. Under the ASR agreements, the company purchased approximately 51.8 million shares of Monsanto common stock for an aggregate price $6.0 billion, which was accounted for as an increase to treasury stock. The ASR agreements were entered into pursuant to share repurchase authorizations announced in June 2013 and in June 2014.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 16.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive (Loss) Income
Balance as of Aug. 31, 2014	$(731)	$5	$(167)	$(221)	$(1,114)
Other comprehensive loss before reclassifications	(1,596)	—	(54)	(94)	(1,744)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	31	29	57
Net current-period other comprehensive loss	(1,596)	(3)	(23)	(65)	(1,687)
Balance as of Aug. 31, 2015	$(2,327)	$2	$(190)	$(286)	$(2,801)
Other comprehensive (loss) income before reclassifications	(229)	(2)	—	2	(229)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	8	12
Net current-period other comprehensive (loss) income	(229)	(2)	4	10	(217)
Balance as of Nov. 30, 2015	$(2,556)	$—	$(186)	$(276)	$(3,018)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings.

	Three Months Ended
(Dollars in millions)	Nov. 30, 2015	Nov. 30, 2014	Affected Line Item in the Statements of Consolidated Operations
Cash Flow Hedges:
Foreign Exchange Contracts	$(4)	$(7)	Net sales
Foreign Exchange Contracts	(7)	—	Cost of goods sold
Commodity Contracts	17	3	Cost of goods sold
Interest Rate Contracts	3	3	Interest expense
	9	(1)	Total before income taxes
	(5)	—	Income tax provision
	$4	$(1)	Net of tax
Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$4	$5	Inventory/Cost of goods sold(1)
Amortization of Unrecognized Net Loss	8	11	Selling, general and administrative expenses
	12	16	Total before income taxes
	(4)	(6)	Income tax provision
	$8	$10	Net of tax
Total Reclassifications For The Period	$12	$9	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $4 million and $5 million of net periodic benefit cost to inventory, of which approximately $1 million and $2 million was recognized in cost of goods sold during each of the three months ended Nov. 30, 2015, and Nov. 30, 2014, respectively. See Note 13 — Postretirement Benefits - Pensions, Health Care and Other — for additional information.

NOTE 17.	EARNINGS PER SHARE

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Basic earnings per share ("EPS") was computed using the weighted-average number of common shares outstanding during the periods shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares when in a net income position. Potential common shares consist primarily of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Of those antidilutive options, certain options were excluded from the computations of dilutive potential common shares as their exercise prices were greater than the average market price of the common shares for the period.

	Three Months Ended
(Shares in millions)	Nov. 30, 2015	Nov. 30, 2014
Weighted-Average Number of Common Shares	454.1	484.4
Dilutive Potential Common Shares	3.2	5.0
Antidilutive Potential Common Shares	4.4	3.3
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	3.2	—

NOTE 18.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2015	Nov. 30, 2014
Interest	$71	$53
Taxes	211	98
During the three months ended Nov. 30, 2015, and Nov. 30, 2014, the company recorded the following noncash transactions:

•	During first quarter 2016, the company recognized noncash transactions related to restructuring. See Note 3 - Restructuring .

•
As of Nov. 30, 2015, and Nov. 30, 2014, the company recognized noncash capital expenditures of $73 million and $66 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

•	During first quarters 2016 and 2015, the company recognized noncash transactions related to stock-based compensation. See Note 14 - Stock-Based Compensation Plans.

NOTE 19.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent, Pharmacia LLC ("Pharmacia"), or its former subsidiary, Solutia, Inc. ("Solutia"), is a party but that we manage and for which we are responsible pursuant to certain indemnification agreements. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $354 million and $356 million as of Nov. 30, 2015, and Aug. 31, 2015, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015.
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

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The company has been named in approximately 30 personal injury lawsuits filed over several years on behalf of approximately 750 persons in state courts in St. Louis, Missouri and Los Angeles, California. The suits primarily claim that plaintiffs’ various forms of non-Hodgkin lymphoma have been caused by their trace levels of PCBs allegedly manufactured by Pharmacia’s former chemical business over four decades ago, which entered the environment from a wide variety of end-use applications in products made by others. While the company remains engaged in efforts to resolve the injury claims, the company believes it has meritorious legal and factual defenses to these cases and is vigorously defending them. The company is defending such claims under indemnity agreements resulting from its 2000 spinoff from Pharmacia and subsequent agreements under Solutia’s February 2008 plan of reorganization.
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
Other Contingencies: The staff of the SEC is conducting an investigation of financial reporting associated with Monsanto's customer incentive programs for glyphosate products for the fiscal years 2009 and 2010, and Monsanto has received subpoenas in connection therewith. Monsanto has preliminarily agreed to the terms of a potential settlement of the investigation that the SEC enforcement staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to acceptance and authorization by the Commission. The proposed settlement would, among other things, require Monsanto to pay an $80 million penalty, which Monsanto recorded in fiscal year 2015 in selling, general and administrative expenses in the Statement of Consolidated Operation. However, the terms of the settlement remain subject to the approval of the Commission. Accordingly there can be no assurance that Monsanto's efforts to resolve the SEC's investigation will be successful or that the settlement amount will be as anticipated, and Monsanto cannot predict the ultimate timing or the final terms of the settlement.
Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Latin America and Europe can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2015. Disclosures regarding these guarantees made by Monsanto can be found in Note 24 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015.
Off-Balance Sheet Arrangement: Monsanto is in the process of making a significant expansion of its Chesterfield, Missouri, facility. In December 2013, Monsanto executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements Monsanto has transferred the Chesterfield, Missouri, facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million, which enables the company to reduce the cost of constructing and operating the expansion by reducing certain state and local tax expenditures. Monsanto immediately leased the facility from the County of St. Louis and has an option to purchase the facility upon tendering the Industrial Revenue Bonds received to the County. The payments due to the company in relation to the Industrial Revenue Bonds and owed by the company in relation to the lease of the facilities qualify for the right of offset under ASC 210, Balance Sheet, in the Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded in the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facilities and the expansion are being treated as being owned by Monsanto.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 20.	SEGMENT INFORMATION
Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, biotechnology platforms and digital agriculture.
Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The Agricultural Productivity reportable segment consists of the Agricultural Productivity operating segment. EBIT is defined as earnings before interest and taxes and is an operating performance measure for the two reportable segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on the segment’s relative contribution to total Monsanto operations. Allocation percentages remain consistent for fiscal years 2015 and 2016.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2015	Nov. 30, 2014
Net Sales(1)
Corn seed and traits	$745	$928
Soybean seed and traits	438	396
Cotton seed and traits	48	83
Vegetable seeds	138	155
All other crops seeds and traits	30	59
Total Seeds and Genomics	$1,399	$1,621
Agricultural productivity	820	$1,249
Total Agricultural Productivity	$820	$1,249
Total	$2,219	$2,870

Gross Profit
Corn seed and traits	$366	$525
Soybean seed and traits	302	277
Cotton seed and traits	25	58
Vegetable seeds	40	64
All other crops seeds and traits	(5)	17
Total Seeds and Genomics	$728	$941
Agricultural productivity	173	470
Total Agricultural Productivity	$173	$470
Total	$901	$1,411

EBIT(2)(3)
Seeds and Genomics	$(333)	$43
Agricultural Productivity	59	384
Total	$(274)	$427

Depreciation and Amortization Expense
Seeds and Genomics	$149	$150
Agricultural Productivity	32	32
Total	$181	$182

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under U.S. GAAP. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $20 million and $26 million for the three months ended Nov. 30, 2015 and 2014, respectively.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income for each period is as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2015	Nov. 30, 2014
EBIT(1)	$(274)	$427
Interest Expense — Net	109	77
Income Tax (Benefit) Provision(2)	(130)	107
Net (Loss) Income Attributable to Monsanto Company	$(253)	$243

(1)	Includes the income from operations of discontinued businesses and the loss from operations of noncontrolling interests.

(2)	Includes the income tax provision on discontinued operations and the income tax benefit of noncontrolling interest.

NOTE 21.	SUBSEQUENT EVENTS
On Dec. 7, 2015, the Board of Directors declared a quarterly dividend on its common shares of 54 cents per share. The dividend is payable on Jan. 29, 2016, to shareowners of record on Jan. 8, 2016.
Subsequent to Nov. 30, 2015, the Argentine government lifted certain currency controls that significantly impacted the value of the Argentine peso compared to the U.S. dollar. The devaluation is expected to have a negative material impact on the company's financial results in the second quarter of fiscal year 2016 upon remeasurement of Argentine net assets to the U.S. dollar.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Background
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, herbicides and digital agriculture tools provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds and digital agriculture to assist farmers in decision making. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup and Harness brand herbicides and other herbicides.
Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015. Financial information for the first three months of fiscal year 2016 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 20 — Segment Information — for a reconciliation of EBIT to net income for the three months ended Nov. 30, 2015, and Nov. 30, 2014.
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

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

Executive Summary
Consolidated Operating Results — Net sales decreased $651 million, or 23 percent, in the three-month comparison. The primary contributors to the decrease in the first quarter of 2016 were decreases in agriculture productivity, corn seed and traits and cotton seed and traits, partially offset by an increase in soybean seed and traits. The decrease in agricultural productivity was primarily due to lower volume and lower average net selling price of Roundup and other glyphosate-based herbicides. The decrease in corn seed and traits was primarily driven by lower volume due to timing shifts in the Southern Hemisphere and lower planted acres in South America and the decrease in cotton seed and traits was due to lower planted area in India. Both segments were also negatively impacted by foreign currency, primarily in Brazil.
Net income (loss) attributable to Monsanto Company in the first three months of 2016 was a loss of $0.56 per share, compared to income of $0.50 per share in the first three months of 2015.
Financial Condition, Liquidity and Capital Resources — At Nov. 30, 2015, working capital was $1,966 million compared with $4,399 million at Nov. 30, 2014, a decrease of $2,433 million, and compared with $5,448 million at Aug. 31, 2015, a decrease of $3,482 million. For a detailed discussion of the factors affecting the working capital comparison, see the "Working Capital and Financial Condition" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In the first three months of 2016, net cash provided by operating activities was $1,363 million compared with net cash provided by operating activities of $1,349 million in the first three months of 2015. Net cash required by investing activities was $336 million in the first three months of 2016 compared with $380 million in the first three months of 2015. Free cash flow was an inflow of $1,027 million in the first three months of 2016 compared with an inflow of $969 million in the first three months of 2015. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
At Nov. 30, 2015, our debt-to-capital ratio was 73 percent compared with 56 percent at Aug. 31, 2015. The 17 percentage point increase from Aug. 31, 2015, was primarily due to a decrease in shareowners' equity resulting from treasury stock purchases during the first three months of fiscal year 2016, and an increase in short-term debt primarily due to $649 million commercial paper outstanding at Nov. 30, 2015.
On Nov. 2, 2015, we signed definitive agreements with Deere & Company ("Deere") to sell the Precision Planting equipment business and to enable exclusive near real-time data connectivity between certain John Deere farm equipment and the Climate FieldView platform. For a detailed discussion see the "Capital Resources and Liquidity" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
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
See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2015.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

New Accounting Pronouncements — See Note 2 — New Accounting Standards — for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows, as applicable.

RESULTS OF OPERATIONS

	Three Months Ended
(Dollars in millions, except per share amounts)	Nov. 30, 2015	Nov. 30, 2014	Change
Net Sales	$2,219	$2,870	(23)%
Cost of goods sold	1,318	1,459	(10)%
Gross Profit	901	1,411	(36)%
Operating Expenses:
Selling, general and administrative expenses	543	580	(6)%
Research and development expenses	364	412	(12)%
Restructuring charges	266	—	N/M
Total Operating Expenses	1,173	992	18%
(Loss) Income from Operations	(272)	419	(165)%
Interest expense	129	115	12%
Interest income	(20)	(38)	(47)%
Other expense, net	25	15	67%
(Loss) Income from Continuing Operations Before Income Taxes	(406)	327	(224)%
Income tax (benefit) provision	(137)	100	(237)%
(Loss) Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	(269)	227	(219)%
Discontinued Operations:
Income from operations of discontinued businesses	20	26	(23)%
Income tax provision	8	10	(20)%
Income from Discontinued Operations	12	16	(25)%
Net (Loss) Income	$(257)	$243	(206)%
Less: Net loss attributable to noncontrolling interest	(4)	—	N/M
Net (Loss) Income Attributable to Monsanto Company	$(253)	$243	(204)%
Diluted Earnings per Share Attributable to Monsanto Company:
(Loss) income from continuing operations	$(0.58)	$0.47	(223)%
Income from discontinued operations	0.02	0.03	(33)%
Net (Loss) Income Attributable to Monsanto Company	$(0.56)	$0.50	(212)%
NM = Not Meaningful

Effective Tax Rate	34%	31%

Comparison as a Percent of Net Sales:
Cost of goods sold	59%	51%
Gross profit	41%	49%
Selling, general and administrative expenses	24%	20%
Research and development expenses	16%	14%
Total operating expenses	53%	35%
(Loss) Income from continuing operations before income taxes	(18)%	11%
Net (loss) income attributable to Monsanto Company	(11)%	8%

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

First Quarter Fiscal Year 2016
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income from continuing operations:
Net sales decreased $651 million, or 23 percent, in first quarter 2016 from the same quarter a year ago. Our Seeds and Genomics segment net sales decreased $222 million, and our Agricultural Productivity segment net sales decreased $429 million in the three-month comparison.
The following table presents the percentage changes in first quarter 2016 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effects of volume, price and currency:

	First Quarter 2016 Percentage Change in Net Sales vs. First Quarter 2015
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(9)%	8%	(13)%	(14)%
Agricultural Productivity Segment	(17)%	(7)%	(10)%	(34)%
Total Monsanto Company	(13)%	2%	(12)%	(23)%
Cost of goods sold for the total company decreased $141 million, or 10 percent, in the three-month comparison. Cost of goods sold as a percent of net sales for the total company increased 8 percentage points to 59 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales increased 6 percentage points to 48 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales increased 17 percentage points to 79 percent.
The following table represents the percentage changes in first quarter 2016 worldwide cost of goods sold by segment compared with cost of goods sold in the prior-year quarter, including the effects of volume, costs and currency:

	First Quarter 2016 Percentage Change in Cost of Goods Sold vs. First Quarter 2015
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	(6)%	15%	(10)%	(1)%
Agricultural Productivity Segment	(18)%	7%	(6)%	(17)%
Total Monsanto Company	(12)%	10%	(8)%	(10)%
(1) Seeds and Genomics Segment includes $52 million of restructuring charges related to discontinued products. See Note 3 — Restructuring — for further information.

Gross profit decreased $510 million in the three-month comparison. Gross profit as a percent of net sales for the total company decreased 8 percentage points to 41 percent in the first quarter 2016. Our Seeds and Genomics segment gross profit as a percent of net sales decreased 6 percentage points to 52 percent, and our Agricultural Productivity segment gross profit as a percent of net sales decreased 17 percentage points to 21 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $181 million in the first quarter 2016 compared to the prior-year comparable quarter. In the first quarter of fiscal year 2016, SG&A expenses decreased $37 million and R&D expenses decreased $48 million, both primarily due to currency impacts. As a percent of net sales, SG&A expenses increased 4 percentage points to 24 percent and R&D expenses increased 2 percentage points to 16 percent for the first quarter of 2016. Restructuring charges were $266 million in the first quarter of fiscal year 2016 as a result of the 2015 Restructuring Plan discussed in Note 3 — Restructuring. There were no restructuring charges recognized in the first quarter of fiscal year 2015.
Interest expense increased $14 million in the first quarter 2016 compared to the prior-year comparable quarter. The increase was primarily the result of interest expense on the $365 million debt issuance that occurred in January 2015 and the $800 million debt issuance that occurred in April 2015.
Income tax (benefit) provision was $137 million benefit in the first quarter 2016 compared to a provision of $100 million in the first quarter 2015. The $237 million change from the prior-year quarter was primarily a result of the decrease in pretax income. The effective tax rate increased to 34 percent from 31 percent in first quarter 2015. Our effective tax rate for first quarter 2016 is higher than the first quarter 2015 rate primarily due to a shift in our earnings mix to higher tax rate jurisdictions.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended
(Dollars in millions)	Nov. 30, 2015	Nov. 30, 2014	Change
Net Sales
Corn seed and traits	$745	$928	(20)%
Soybean seed and traits	438	396	11%
Cotton seed and traits	48	83	(42)%
Vegetable seeds	138	155	(11)%
All other crops seeds and traits	30	59	(49)%
Total Net Sales	$1,399	$1,621	(14)%
Gross Profit
Corn seed and traits	$366	$525	(30)%
Soybean seed and traits	302	277	9%
Cotton seed and traits	25	58	(57)%
Vegetable seeds	40	64	(38)%
All other crops seeds and traits	(5)	17	(129)%
Total Gross Profit	$728	$941	(23)%
EBIT(1)	$(333)	$43	(874)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 20 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — First Quarter Fiscal Year 2016
Net Sales for the Seeds and Genomics segment decreased $222 million in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. The net sales decrease of $183 million in corn seed and traits was primarily driven by lower volumes due to timing shifts in the Southern Hemisphere and lower planted acres in South America, and unfavorable currency impacts in Brazil. The net sales decrease of $35 million in cotton seed and traits was driven primarily by lower planted area in the first quarter of fiscal year 2016 due to drought in India. The net sales increase of $42 million in soybean seed and traits was primarily due to an increased average net selling price resulting from increased sales of Intacta RR2 PRO, partially offset by unfavorable currency impacts in Brazil.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $9 million, or 1 percent, to $671 million in the first quarter 2016 compared to $680 million in the first quarter 2015. The decrease was primarily the result of lower sales volumes in corn seed and traits and cotton seed and traits as noted in the net sales discussion and favorable currency impacts, partially offset by $52 million of restructuring charges related to discontinued products.
Gross profit for the Seeds and Genomics segment decreased $213 million in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. Gross profit as a percent of net sales for the segment decreased 6 percentage points to 52 percent in the first quarter of 2016 compared to the first quarter of 2015, which was primarily driven by corn seed and traits. Gross profit for corn seed and traits decreased by 30 percent compared to the 20 percent decline in net sales due to unfavorable currency impacts, primarily in Brazil, and restructuring charges recognized in the first quarter of fiscal year 2016.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended
(Dollars in millions)	Nov. 30, 2015	Nov. 30, 2014	Change
Net Sales
Agricultural productivity	$820	$1,249	(34)%
Total Net Sales	$820	$1,249	(34)%
Gross Profit
Agricultural productivity	$173	$470	(63)%
Total Gross Profit	$173	$470	(63)%
EBIT(1)	$59	$384	(85)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 20 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2016
Net sales in our Agricultural Productivity segment decreased $429 million in the first quarter of 2016 compared to the first quarter of 2015 primarily due to decreased sales of Roundup and other glyphosate-based herbicides. The decreased sales in Roundup were primarily driven by lower volumes in Argentina, Brazil and our global supply business due to timing of shipments, lower average net selling price globally due to the decline in acid prices and unfavorable currency impact in Brazil.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $132 million, or 17 percent, in the first quarter of 2016 to $647 million compared to $779 million in the first quarter of 2015. Roundup and other glyphosate-based herbicides cost of goods sold declined as a result of lower sales volumes and lower raw material prices when compared to the first quarter of 2015.

The net sales and cost of goods sold discussed above resulted in $297 million lower gross profit in the first quarter of 2016 compared to the first quarter of 2015. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased 17 percentage points to 21 percent in the first quarter of 2016 compared to 38 percent in the first quarter of 2015. This decrease is primarily due to the lower average net selling price and unfavorable currency impacts as noted in the net sales discussion.
RESTRUCTURING
On Oct. 6, 2015, we approved actions to realign resources to increase productivity, enhance competitiveness by delivering cost improvements and support long-term growth. On Jan. 5, 2016, we approved additional actions which together with the Oct. 6, 2015, actions comprise the 2015 Restructuring Plan. Actions include streamlining and reprioritizing some commercial, enabling, supply chain and research and development efforts.
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be $1.1 billion to $1.2 billion. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $475 million to $510 million in work force reductions, including severance and related benefits; $175 million to $205 million in facility closures/exit costs, including contract termination costs; $450 million to $485 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other intangible assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
In the three months ended Nov. 30, 2015, pretax restructuring charges of $318 million were recorded. The $217 million in work force reductions was split relatively evenly between the United States and outside of the United States. In asset impairments, property, plant and equipment impairments of $24 million were related primarily to manufacturing and technology facilities outside of the United States. In asset impairments, inventory impairments of $37 million recorded in cost of goods sold were related to discontinued products worldwide. Intangible asset impairments of $38 million related primarily to the write-off of intellectual property for technology that the company elected no longer to pursue.
For additional information on the 2015 Restructuring Plan, see Item I — Financial Statements — Note 3 — Restructuring.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of		As of Aug. 31,
(Dollars in millions, except current ratio)	Nov. 30, 2015	Nov. 30, 2014	2015
Cash and Cash Equivalents(1)	$2,277	$3,136	$3,701
Trade Receivables, Net(1)	2,106	2,247	1,636
Inventory, Net	3,872	4,300	3,496
Other Current Assets(2)	2,212	1,715	1,792
Total Current Assets	$10,467	$11,398	$10,625
Short-Term Debt, including current portion of long-term debt(1)	$1,788	$636	$615
Accounts Payable(1)	818	905	836
Accrued Liabilities(1)(3)	5,895	5,458	3,726
Total Current Liabilities	$8,501	$6,999	$5,177
Working Capital(4)	$1,966	$4,399	$5,448
Current Ratio(4)	1.23:1	1.63:1	2.05:1

(1)
May include restrictions as a result of variable interest entities. See the Statements of Consolidated Financial Position and Note 5 — Variable Interest Entities and Cost Basis Investments — for more information.

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

Nov. 30, 2015, compared with Aug. 31, 2015: Working capital decreased $3,482 million, or 64 percent, between Aug. 31, 2015, and Nov. 30, 2015, primarily because of the following factors:

•
Cash and cash equivalents decreased $1,424 million between respective periods primarily due to the $3 billion ASR agreements entered into during the quarter, offset by cash receipts from customer prepayments.

•	Accrued liabilities increased $2,169 million between respective periods due to the following fluctuations:

◦	Deferred revenues increased $2,776 million due to customer prepayments that occurred in the first quarter of the fiscal year, primarily in the United States.

◦	Grower production accruals increased $294 million due to corn and soybean deliveries in advance of the 2016 fiscal year commercial selling season as a result of the seasonality of our business.

◦	Restructuring reserves increased $113 million due to severance costs recognized in the first quarter of fiscal year 2016.

◦
Miscellaneous short-term accruals increased $287 million between respective periods primarily due to the timing of payments to a U.S. customer financing program for which we are the administrator and an increase in accrued interest on long-term debt.

These increases in accrued liabilities were offset primarily by the following factors:

◦
Accrued compensation and benefits decreased $92 million between respective periods due to the payment of annual employee incentive awards during the first quarter of fiscal year 2016, partially offset by current year incentive accruals.

◦	Accrued marketing programs decreased $711 million between respective periods primarily because of the seasonality of our business and the timing of payouts.

◦	Dividends payable decreased $254 million due to the timing of dividend declarations and payments.

◦	Customer payable decreased $56 million due to the timing of payments.

◦	Income taxes payable decreased $188 million between respective periods due to the timing of tax payments in the United States.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

•
Short-term debt, including the current portion of long-term debt increased $1,173 million primarily due to commercial paper borrowings outstanding as of Nov. 30, 2015, reclassification of $400 million floating rate Senior Notes due in November 2016 from long-term to short-term, and the reclassification of mandatorily redeemable shares related to a consolidated variable interest entity from long-term to short-term.

These decreases to working capital between Nov. 30, 2015, and Aug. 31, 2015, were partially offset by the following factors:

•	Trade receivables, net increased $470 million between respective periods primarily due to the seasonality of our business.

•
Inventory increased $376 million between respective periods primarily because of the seasonality of our U.S. corn and soybean seed businesses in which the fall harvest of seed products occurs in the first quarter of the fiscal year resulting in a higher inventory balance.

•
Other current assets increased $420 million between respective periods primarily due to an increase in miscellaneous receivables for income taxes recoverable and an increase in other current assets for the classification of assets held for sale related to the sale of the Precision Planting equipment business.

Nov. 30, 2015, compared with Nov. 30, 2014: Working capital decreased $2,433 million between Nov. 30, 2014, and Nov. 30, 2015, primarily because of the following factors:

•
Cash and cash equivalents decreased $859 million between respective periods primarily due to the $3 billion ASR agreements entered into during the first quarter of fiscal year 2016, offset by cash from operations and the proceeds from the $365 million debt issuance in January 2015 and the $800 million debt issuance in April 2015.

•	Trade receivables, net decreased $141 million between respective periods primarily due to lower sales in the first quarter of fiscal year 2016.

•	Inventory, net decreased $428 million primarily because of lower production plans for corn seeds and crop protection.

•	Accrued liabilities increased $437 million between respective periods due to the following fluctuations:

◦	Deferred revenues increased $617 million between respective periods due to slightly higher customer prepayments and a delay in timing of sales primarily in the United States and Brazil.

◦	Restructuring reserves increased $283 million as a result of the 2015 Restructuring Plan.
These increases in accrued liabilities were offset primarily by the following factors:

◦	Accrued market programs decreased $171 million due to the timing of payouts.

◦	Grower production accruals decreased $181 million due to the lower production plan for the corn business in fiscal year 2016.

•
Short-term debt increased $1,152 million between respective periods due to commercial paper borrowings outstanding as of Nov. 30, 2015, and the reclassification of $300 million of long-term debt and $400 million floating rate Senior Notes from long-term to short-term at Nov. 30, 2015.

These decreases to working capital between Nov. 30, 2015, and Nov. 30, 2014, were offset by the following factors:

•	Other current assets increased $497 million between respective periods primarily due to the following fluctuations:

◦	Miscellaneous receivables increased $130 million due to income taxes recoverable recognized as a result of losses incurred in the first quarter of fiscal year 2016.

◦	Deferred tax assets increased $167 million between respective periods primarily due to an increase in restructuring charges that are not currently deductible for tax.

◦	Other current assets increased $193 million primarily due to the classification of assets held for sale related to the sale of the Precision Planting equipment business.

•	Accounts payable decreased $87 million between respective periods due to cost savings initiatives resulting in decreased spending and a lower bank overdraft.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of Nov. 30, 2015, the programs had $637 million in outstanding balances, and we received $37 million of proceeds during the first three months of fiscal year 2016 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $148 million as of Nov. 30, 2015. See Note 4 — Customer Financing Programs — for further discussion of these programs.
Cash Flow

	Three Months Ended
(Dollars in millions)	Nov. 30, 2015	Nov. 30, 2014
Net Cash Provided by Operating Activities	$1,363	$1,349
Net Cash Required by Investing Activities	(336)	(380)
Free Cash Flow(1)	1,027	969
Net Cash Required by Financing Activities	(2,414)	(107)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(37)	(93)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,424)	769
Cash and Cash Equivalents at Beginning of Period	3,701	2,367
Cash and Cash Equivalents at End of Period	$2,277	$3,136

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in Overview of MD&A for a further discussion).

Operating: The slight increase in cash provided by continuing operations in the first three months of 2016 compared to the first three months of 2015 was primarily due to lower SG&A spend, decreased inventory production plans and higher customer prepayments for the first three months of 2016 compared to the first three months of 2015. These factors were partially offset by lower net income for the first three months of 2016 compared to the first three months of 2015, decreased sales of customer receivables in the United States due to timing and increased tax payments in the United States due to timing.
Investing: The slight decrease in cash required by investing activities in the first three months of 2016 compared to the first three months of 2015 was primarily due to purchases of long term debt and equity securities in the first three months of 2015 that did not exist in the first three months of 2016. Cash required by investing activities primarily consisted of capital expenditures in the first three months of 2016.
Financing: The increase in cash required by financing activities in the first three months of 2016 compared to the first three months of 2015 was due to treasury stock purchases related to the $3 billion ASR agreements entered into in the first quarter of fiscal year 2016.
Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	Nov. 30, 2015	Nov. 30, 2014	2015
Short-Term Debt	$1,788	$636	$615
Long-Term Debt	7,939	7,529	8,429
Total Monsanto Company Shareowners’ Equity	3,559	7,410	6,990
Debt-to-Capital Ratio(1)	73%	52%	56%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had commercial paper borrowings of $649 million outstanding at Nov. 30, 2015.
Subsequent to Nov. 30, 2015, the Argentine government lifted certain currency controls that significantly impacted the value of the Argentine peso compared to the U.S. dollar. The devaluation is expected to have a negative material impact on our financial results in the second quarter of fiscal year 2016 upon remeasurement of Argentine net assets to the U.S. dollar.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

Share Repurchases: On Oct. 9, 2015, we entered into uncollared ASR agreements with each of Citibank, N.A. ("Citi") and JPMorgan Chase Bank, N.A. ("JPMorgan"). Under the ASR agreements, we agreed to purchase an aggregate of approximately $3.0 billion of Monsanto common stock. On Oct. 13, 2015, Citi and JPMorgan delivered to us approximately 28.4 million shares in total based on then-current market prices, and we paid a total of $3.0 billion. The payments to Citi and JPMorgan will be recorded as a reduction to shareowners' equity consisting of a $2.55 billion increase in treasury stock, which reflects the value of the 28.4 million shares received upon initial settlement, and a $450 million decrease in additional contributed capital, which reflects the value of the stock held back by Citi and JPMorgan pending final settlement of the ASR agreements. The final number of shares of Monsanto common stock that we may receive, or may be required to remit, upon settlement under the ASR agreements will be based upon the average daily volume weighted-average price of Monsanto common stock during the term of the ASR agreements, less a discount. Final settlement of the ASR agreements is expected to occur in the next four months, and Citi and JPMorgan may independently elect to settle earlier at their option. The terms of the ASR agreements are subject to adjustment if we were to enter into or announce certain types of transactions that may affect the company's stock. If we are obligated to make an adjustment payment under the ASR agreements, we may elect to satisfy such obligation in cash or in shares of Monsanto common stock. The ASR agreements were entered into pursuant to the share repurchase authorization announced in June 2014 and were funded by commercial paper and cash on hand.
In June 2014, the company announced a two-year repurchase authorization of up to $10 billion of the company's common stock. As of Nov. 30, 2015, we had approximately $1.1 billion remaining under the June 2014 share repurchase authorization. We would expect to incur additional long-term and short-term debt, in addition to our cash resources, to fund the share repurchases and for other general corporate purposes. The timing and number of shares purchased in the future under the repurchase authorization, if any, depends upon capital needs, market conditions and other factors.
We have a $3.0 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Nov. 30, 2015, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants.
At Nov. 30, 2015, our debt-to-capital ratio was 73 percent compared with 56 percent at Aug. 31, 2015, and 52 percent at Nov. 30, 2014. The 17 percentage point increase from Aug. 31, 2015 was primarily due to a decrease in shareowners' equity resulting from the $3 billion ASR agreements entered into during the first quarter of fiscal year 2016 and an increase in short-term debt primarily due to $649 million commercial paper outstanding at Nov. 30, 2015. The 21 percentage point increase from Nov. 30, 2014, was driven by a decrease in shareowners' equity resulting from treasury stock purchases, an increase in long-term debt due to the $365 million debt issuance in January 2015 and the $800 million debt issuance in April 2015, and an increase in short-term debt driven by commercial paper borrowings as of Nov. 30, 2015, partially offset by an increase in shareowners' equity as a result of earnings.
We held cash and cash equivalents and short-term investments of $2,324 and $3,748 million at Nov. 30, 2015 and Aug. 31, 2015, respectively, of which $970 million and $1,001 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.7 billion of the $4.9 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2015. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.
On Dec. 18, 2015, a retroactive extension of the U.S. research and development tax credit was enacted into law. We are currently evaluating the financial impact of this legislation. We expect to record a discrete benefit in the second quarter of fiscal year 2016 for the prior-year impact, and we expect to record the current year benefit throughout the remainder of fiscal year 2016 as a decrease in the annual effective tax rate.
Dividends: There were no dividends declared in the first quarter of fiscal year 2016.
Capital Expenditures: We expect fiscal year 2016 cash required by investing to be $1.1 billion to $1.3 billion, with the capital expenditures component primarily allocated towards the seeds and genomics segment and growth platforms.
2016 Disposal: On Nov. 2, 2015, we signed definitive agreements with Deere & Company ("Deere") to sell the Precision Planting equipment business and to enable exclusive third-party near real-time data connectivity between certain John Deere farm equipment and the Climate FieldView platform. Deere, based in Moline, IL, will acquire Precision Planting, while Climate will retain the digital agriculture portfolio that has been integrated into the Climate FieldView platform. The agreements will provide customers with the option to share their agronomic data between the John Deere Operations Center and the Climate FieldView platform and execute agronomic prescriptions with John Deere equipment. Closing is expected to occur in fiscal year 2016 and remains subject to customary closing conditions including regulatory approvals.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

2016 Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2015.
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
We are in the process of making a significant expansion of our Chesterfield, Missouri, facility. In December 2013, we executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements we have transferred our Chesterfield, Missouri, facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million, which enables us to reduce our cost of constructing and operating the expansion by reducing certain state and local tax expenditures. We immediately leased the facility from the County of St. Louis and have an option to purchase the facility upon tendering the Industrial Revenue Bonds we received to the County. The payments due to us in relation to the Industrial Revenue Bonds and owed by us in relation to the lease of the facilities qualify for the right of offset under ASC 210, Balance Sheet, in our Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded in the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facilities and the expansion are being treated as being owned by Monsanto.

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
Outside of the United States, our businesses will continue to face challenges related to the risks inherent in operating in international markets. We will continue to consider, assess and address these developments and the challenges and issues they place on our businesses. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity. We continuously monitor the potential for currency devaluation in Brazil, Argentina, Venezuela and Ukraine, including changes to exchange rate mechanisms or structures, and the potential impact on future periods. We are closely monitoring the political and economic situation in Argentina and the impact the currency devaluation will have on earnings.
Seeds and Genomics
Our capabilities in plant breeding and biotechnology research and development are generating a rich and balanced product pipeline that we expect will drive long-term growth. We plan to continue to invest in the areas of seeds, genomics, biotechnology, digital agriculture and biologicals and to invest in technology arrangements that have the potential to increase the efficiency and effectiveness of our R&D efforts. We believe that our seeds and traits businesses will have near-term growth opportunities through a combination of improved breeding, continued growth of stacked biotech traits and expansion in established and emerging markets.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

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

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

Other Information
As discussed in Note 19 — Commitments and Contingencies — and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues, including lawsuits that relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2015. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations or liquidity.
The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2015. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability or liquidity for the current period could have been materially different from those presented in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Nov. 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Nov. 30, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC, or its former subsidiary Solutia, Inc., is a party but that we manage and for which we are responsible pursuant to certain indemnification agreements. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 19 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities ” and is incorporated by reference herein. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2015.

ITEM 1A.	RISK FACTORS
Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2015, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2016 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
September 2015:
Sept. 1, 2015, through Sept. 30, 2015	33	(2)	$85.33	—	$4,057,358,821
October 2015:
Oct. 1, 2015, through Oct. 31, 2015	28,428,127	(2)	$89.70	28,428,094	$1,057,358,821
November 2015:
Nov. 1, 2015, through Nov. 30, 2015	33	(2)	$95.15	—	$1,057,358,821
Total	28,428,193		$89.70	28,428,094	$1,057,358,821

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 33 shares withheld for taxes on restricted stock.

(3)
The approximate dollar value of shares that may yet be purchased under the plans or programs is reduced by $450 million to reflect the aggregate value of the stock held back by Citi and JPMorgan pending final settlement of the company's accelerated share repurchase agreements with those firms per Note 15 — Capital Stock.

In June 2014, the company announced a two-year share repurchase authorization of up to $10 billion of the company's common stock. Purchases under the authorization commenced on July 1, 2014. There were no other publicly announced plans outstanding as of Nov. 30, 2015. The timing and number of shares purchased in the future under the repurchase authorization, if any, depends upon capital needs, market conditions and other factors.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: January 7, 2016

MONSANTO COMPANY	FIRST QUARTER 2016 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
11	Omitted — see Note 17 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.