Form 10-Q
period 2016-02-29
MONSANTO CO /NEW/
filed 2016-04-07
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Feb. 29, 2016
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 436,844,990 shares of Common Stock, $0.01 par value, outstanding as of April 4, 2016.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
In the interests of our investors, this section of our report explains some of the important reasons that actual results may be materially different from those that we anticipate. In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of recent acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Overview — Executive Summary — Outlook,” “Seeds and Genomics Segment,” “Agricultural Productivity Segment,” “Financial Condition, Liquidity, and Capital Resources,” “Outlook,” “Critical Accounting Policies and Estimates” and “Legal Proceedings.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.
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

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three and six months ended Feb. 29, 2016, and Feb. 28, 2015, the Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended Feb. 29, 2016, and Feb. 28, 2015, the Statements of Consolidated Financial Position as of Feb. 29, 2016, and Aug. 31, 2015, the Statements of Consolidated Cash Flows for the six months ended Feb. 29, 2016, and Feb. 28, 2015, the Statements of Consolidated Shareowners’ Equity for the six months ended Feb. 29, 2016, and year ended Aug. 31, 2015, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended		Six Months Ended
	Feb. 29, 2016	Feb. 28, 2015	Feb. 29, 2016	Feb. 28, 2015
Net Sales	$4,532	$5,197	$6,751	$8,067
Cost of goods sold	1,934	2,158	3,252	3,617
Gross Profit	2,598	3,039	3,499	4,450
Operating Expenses:
Selling, general and administrative expenses	586	647	1,129	1,227
Research and development expenses	340	372	704	784
Restructuring charges	9	—	275	—
Total Operating Expenses	935	1,019	2,108	2,011
Income from Operations	1,663	2,020	1,391	2,439
Interest expense	103	92	232	207
Interest income	(17)	(28)	(37)	(66)
Other expense (income), net	170	(6)	195	9
Income from Continuing Operations Before Income Taxes	1,407	1,962	1,001	2,289
Income tax provision	350	550	213	650
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,057	$1,412	$788	$1,639
Discontinued Operations:
Income from operations of discontinued business	4	11	24	37
Income tax provision	1	4	9	14
Income from Discontinued Operations	3	7	15	23
Net Income	$1,060	$1,419	$803	$1,662
Less: Net loss attributable to noncontrolling interest	(3)	(6)	(7)	(6)
Net Income Attributable to Monsanto Company	$1,063	$1,425	$810	$1,668
Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,060	$1,418	$795	$1,645
Income from discontinued operations	3	7	15	23
Net Income Attributable to Monsanto Company	$1,063	$1,425	$810	$1,668
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.42	$2.93	$1.78	$3.40
Income from discontinued operations	—	0.02	0.03	0.05
Income Attributable to Monsanto Company	$2.42	$2.95	$1.81	$3.45
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.40	$2.90	$1.76	$3.36
Income from discontinued operations	0.01	0.02	0.04	0.05
Net Income Attributable to Monsanto Company	$2.41	$2.92	$1.80	$3.41
Weighted Average Shares Outstanding:
Basic	438.6	483.4	447.2	483.9
Diluted	441.7	488.1	451.0	488.8
Dividends Declared per Share	$1.08	$0.98	$1.08	$0.98
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited (Dollars in millions)	Three Months Ended		Six Months Ended
	Feb. 29, 2016	Feb. 28, 2015	Feb. 29, 2016	Feb. 28, 2015
Comprehensive (Loss) Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$1,063	$1,425	$810	$1,668
Other Comprehensive (Loss) Income, Net of Tax:
Foreign currency translation, net of tax of $(2), $(24), $(1), and $(30), respectively	(37)	(621)	(266)	(1,105)
Postretirement benefit plan activity, net of tax of $4, $6, $9, and $12, respectively	6	10	16	20
Unrealized net gain (losses) on investment holdings, net of tax of $0, $3, $(1), and $0, respectively	—	5	(2)	—
Unrealized net derivative losses, net of tax of $(17), $(25), $(21), and $(27), respectively	(31)	(32)	(31)	(27)
Realized net derivative losses, net of tax of $21, $15, $26, and $15, respectively	29	24	33	23
Total Other Comprehensive Loss, Net of Tax	(33)	(614)	(250)	(1,089)
Comprehensive Income Attributable to Monsanto Company	$1,030	$811	$560	$579
Comprehensive Loss Attributable to Noncontrolling Interests
Net Loss Attributable to Noncontrolling Interests	(3)	(6)	(7)	(6)
Other Comprehensive Loss
Foreign currency translation	(1)	—	(2)	(1)
Total Other Comprehensive Loss	(1)	—	(2)	(1)
Comprehensive Loss Attributable to Noncontrolling Interests	$(4)	$(6)	$(9)	$(7)
Total Comprehensive Income	$1,026	$805	$551	$572
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions, except share amounts)	As of
	Feb. 29, 2016	Aug. 31, 2015
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2016: $20 and 2015: $112)	$1,050	$3,701
Short-term investments	12	47
Trade receivables, net (variable interest entity restricted - 2016: $95 and 2015: $0)	1,828	1,636
Miscellaneous receivables	699	803
Deferred tax assets	760	743
Inventory, net	3,704	3,496
Other current assets	430	199
Total Current Assets	8,483	10,625
Total property, plant and equipment	10,530	10,428
Less accumulated depreciation	5,638	5,455
Property, Plant and Equipment, Net (variable interest entity restricted - 2016: $1 and 2015: $2)	4,892	4,973
Goodwill	3,994	4,061
Other Intangible Assets, Net	1,182	1,332
Noncurrent Deferred Tax Assets	236	277
Long-Term Receivables, Net	35	42
Other Assets	591	610
Total Assets	$19,413	$21,920
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2016: $94 and 2015: $0)	$1,083	$615
Accounts payable (variable interest entity restricted - 2016: $7 and 2015: $6)	635	836
Income taxes payable	273	234
Accrued compensation and benefits (variable interest entity restricted - 2016: $2 and 2015: $2)	190	304
Accrued marketing programs	1,219	1,492
Deferred revenue	1,161	370
Grower production accruals	197	39
Dividends payable	236	254
Customer payable	19	72
Restructuring reserves	243	170
Miscellaneous short-term accruals (variable interest entity restricted - 2016: $9 and 2015: $7)	683	791
Total Current Liabilities	5,939	5,177
Long-Term Debt (variable interest entity restricted - 2016: $0 and 2015: $96)	7,945	8,429
Postretirement Liabilities	335	336
Long-Term Deferred Revenue	44	47
Noncurrent Deferred Tax Liabilities	352	340
Long-Term Portion of Environmental and Litigation Liabilities	192	194
Long-Term Restructuring Reserves	122	47
Other Liabilities	333	345
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 610,376,659 and 609,350,452 shares, respectively
Outstanding 436,736,829 and 467,903,711 shares, respectively	6	6
Treasury stock 173,639,830 and 141,446,741 shares, respectively, at cost	(15,053)	(12,053)
Additional contributed capital	11,541	11,464
Retained earnings	10,709	10,374
Accumulated other comprehensive loss	(3,051)	(2,801)
Total Monsanto Company Shareowners’ Equity	4,152	6,990
Noncontrolling Interest	(1)	15
Total Shareowners’ Equity	4,151	7,005
Total Liabilities and Shareowners’ Equity	$19,413	$21,920
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Six Months Ended
	Feb. 29, 2016	Feb. 28, 2015
Operating Activities:
Net Income	$803	$1,662
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	364	362
Bad-debt expense	25	31
Stock-based compensation expense	69	61
Excess tax benefits from stock-based compensation	(8)	(33)
Deferred income taxes	(1)	(74)
Restructuring impairments	104	—
Equity affiliate expense, net	3	5
Net gain on sale of a business or other assets	—	(2)
Other items	88	69
Changes in assets and liabilities that (required) provided cash, net of acquisitions:
Trade receivables, net	(275)	(482)
Inventory, net	(384)	(697)
Deferred revenue	813	657
Accounts payable and other accrued liabilities	(334)	188
Restructuring, net	152	—
Pension contributions	(13)	(18)
Other items	(17)	(211)
Net Cash Provided by Operating Activities	1,389	1,518
Cash Flows Provided (Required) by Investing Activities:
Maturities of short-term investments	35	40
Capital expenditures	(489)	(511)
Acquisition of businesses, net of cash acquired	—	(8)
Purchases of long-term debt and equity securities	—	(30)
Technology and other investments	(33)	(26)
Other proceeds	4	3
Net Cash Required by Investing Activities	(483)	(532)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	203	145
Short-term debt proceeds	4	15
Short-term debt reductions	(231)	(36)
Long-term debt proceeds	9	368
Long-term debt reductions	(4)	(5)
Debt issuance costs	—	(4)
Treasury stock purchases	(3,001)	(492)
Stock option exercises	23	94
Excess tax benefits from stock-based compensation	8	33
Tax withholding on restricted stock and restricted stock units	(21)	(29)
Dividend payments	(491)	(475)
Payments to noncontrolling interests	(1)	(20)
Net Cash Required by Financing Activities	(3,502)	(406)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(55)	(215)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,651)	365
Cash and Cash Equivalents at Beginning of Period	3,701	2,367
Cash and Cash Equivalents at End of Period	$1,050	$2,732
See Note 18 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) (1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2014	$6	$(10,032)	$10,003	$9,012	$(1,114)	$39	$7,914
Net income	—	—	—	2,314	—	11	2,325
Other comprehensive loss	—	—	—	—	(1,687)	(4)	(1,691)
Treasury stock purchases	—	(2,021)	1,200	—	—	—	(821)
Restricted stock withholding	—	—	(29)	—	—	—	(29)
Issuance of shares under employee stock plans	—	—	138	—	—	—	138
Net excess tax benefits from stock-based compensation	—	—	40	—	—	—	40
Stock-based compensation expense	—	—	112	—	—	—	112
Cash dividends of $2.01 per common share	—	—	—	(952)	—	—	(952)
Acquisition of noncontrolling interest	—	—	—	—	—	(3)	(3)
Payments to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance as of Aug. 31, 2015	$6	$(12,053)	$11,464	$10,374	$(2,801)	$15	$7,005
Net income (loss)	—	—	—	810	—	(7)	803
Other comprehensive loss	—	—	—	—	(250)	(2)	(252)
Treasury stock purchases	—	(3,000)	(1)	—	—	—	(3,001)
Restricted stock and restricted stock unit withholding	—	—	(21)	—	—	—	(21)
Issuance of shares under employee stock plans	—	—	23	—	—	—	23
Net excess tax benefits from stock-based compensation	—	—	7	—	—	—	7
Stock-based compensation expense	—	—	69	—	—	—	69
Cash dividends of $1.08 per common share	—	—	—	(475)	—	—	(475)
Acquisition of noncontrolling interest	—	—	—	—	—	(5)	(5)
Payments to noncontrolling interest	—	—	—	—	—	(2)	(2)
Balance as of Feb. 29, 2016	$6	$(15,053)	$11,541	$10,709	$(3,051)	$(1)	$4,151

(1)	See Note 16 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive (loss).
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto’s seeds, biotechnology trait products, herbicides and digital agriculture tools provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better food for consumers and better feed for animals.
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
On Nov. 2, 2015, the company signed a definitive agreement with Deere & Company to sell the Precision Planting equipment business for approximately $190 million in cash, subject to customary working capital adjustments. As of Feb. 29, 2016, Monsanto has $193 million of assets and $7 million of liabilities classified as held for sale within other current assets and miscellaneous short-term accruals, respectively, on the Statement of Consolidated Financial Position. The assets were primarily classified as inventory, net; trade receivables, net; property, plant, and equipment, net; goodwill; and other intangible assets, net as of Aug. 31, 2015, and the liabilities were primarily classified as accrued marketing programs and accounts payable as of Aug. 31, 2015. Closing is expected to occur in fiscal year 2016 and remains subject to customary closing conditions including regulatory approvals.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015. Financial information for the second quarter and first six months of fiscal year 2016 should not be annualized because of the seasonality of the company’s business.
Significant Accounting Policy Update
Promotional, Advertising and Customer Incentive Program Costs: Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Customer incentive program costs are recorded in accordance with the Revenue Recognition topic of the Accounting Standards Codification ("ASC"), based on specific performance criteria met by our customers, such as purchase volumes, promptness of payment and share increases. The company introduced new Agricultural Productivity customer incentive programs during first quarter 2016 providing certain customers price protection consideration if standard published prices are lowered from the price the distributor was charged on eligible products on or before Apr. 30, 2016. The associated cost of these programs is recorded in net sales in the Statement of Consolidated Operations. As actual expenses are not known at the time of sale, an estimate based on the best available information (such as historical experience and market research) is used as a basis for recording customer incentive program liabilities. Management analyzes and reviews the customer incentive program balances on a quarterly basis and adjustments are recorded as appropriate.

NOTE 2.	NEW ACCOUNTING STANDARDS
In March 2016, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Improvements to Employee Share-Based Payment Accounting" which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted. Monsanto is required to adopt the standard in the first quarter of fiscal year 2018. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In February 2016, the FASB issued accounting guidance, "Leases" which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018, with early adoption permitted. This standard will be adopted on a modified retrospective basis. Monsanto is required to adopt the standard in the first quarter of fiscal year 2020. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In January 2016, the FASB issued accounting guidance, "Recognition and Measurement of Financial Assets and Financial Liabilities" which would require equity investments not accounted for as an equity method investment or that result in consolidation to be recorded at their fair value with changes in fair value recognized in the Statements of Consolidated Operations. Those equity investments that do not have a readily determinable fair value may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with early adoption prohibited. Monsanto is required to adopt the standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In November 2015, the FASB issued accounting guidance, "Balance Sheet Classification of Deferred Taxes" which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Statements of Consolidated Financial Position. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted, including adoption in an interim period, for financial periods not yet reported. The standard may be adopted on a prospective or retrospective basis. Monsanto anticipates early adopting this guidance in the third quarter of fiscal year 2016 on a prospective basis. The company expects the adoption of this guidance will result in a material decrease in working capital upon adoption.
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

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
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
In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers" which was further clarified in March 2016. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. In August 2015, the FASB amended the guidance to allow for the deferral of the effective date of this standard. The standard is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2017. Accordingly, Monsanto will adopt this standard in the first quarter of fiscal year 2019. One-year early adoption is permitted. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
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

NOTE 3.	RESTRUCTURING
Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended	Six Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 29, 2016
Cost of Goods Sold(1)	$—	$(52)
Restructuring Charges(1)	(9)	(275)
Income from Continuing Operations Before Income Taxes	$(9)	$(327)
Income Tax Provision	3	111
Net Income	$(6)	$(216)

(1)
For the six months ended Feb. 29, 2016, $52 million of restructuring charges in cost of goods sold was recorded to the Seeds and Genomics segment. For the three months ended Feb. 29, 2016, $9 million of restructuring charges was recorded to the Seeds and Genomics segment. For the six months ended Feb. 29, 2016, the $275 million of restructuring charges was split by segment as follows: $246 million in Seeds and Genomics and $29 million in Agricultural Productivity.

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

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
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
The following table displays the pretax charges incurred by segment under the 2015 Restructuring Plan. There were no charges incurred during the three months and six months ended Feb. 28, 2015.

	Three months ended Feb. 29, 2016			Six months ended Feb. 29, 2016			Cumulative Amount through Feb. 29, 2016
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$—	$—	$—	$208	$9	$217	$412	$22	$434
Facility Closures/Exit Costs	4	—	4	6	—	6	6	—	6
Asset Impairments and Write-offs:
Property, plant and equipment	5	—	5	29	—	29	110	—	110
Inventory	—	—	—	37	—	37	88	—	88
Goodwill and other intangible assets	—	—	—	18	20	38	162	20	182
Total Restructuring Charges	$9	$—	$9	$298	$29	$327	$778	$42	$820
The company’s written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the Exit or Disposal Cost Obligations topic of the ASC; therefore, severance charges incurred in connection with the 2015 Restructuring Plan are accounted for when probable and estimable as required under the Compensation - Nonretirement Postemployment Benefits topic of the ASC. In addition, when the decision to commit to a restructuring plan requires an asset impairment review, Monsanto evaluates such impairment issues under the Property, Plant and Equipment topic of the ASC.
The following table summarizes the activities related to the company's 2015 Restructuring Plan.

(Dollars in millions)	Work Force Reductions(1)	Facility Closures/Exit Costs	Asset Impairments and Write-offs	Total
Beginning Liability as of Aug. 31, 2015	$217	$—	$—	$217
Restructuring charges recognized in first six months of fiscal year 2016	217	6	104	327
Cash payments	(65)	(6)	—	(71)
Asset impairments and write-offs	—	—	(104)	(104)
Foreign currency impact	(4)	—	—	(4)
Ending Liability as of Feb. 29, 2016	$365	$—	$—	$365

(1)
The restructuring liability balance included $122 million and $47 million that were recorded in long-term restructuring reserves in the Statements of Consolidated Financial Position as of Feb. 29, 2016, and Aug. 31, 2015, respectively.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of
(Dollars in millions)	Feb. 29, 2016	Aug. 31, 2015
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$39	$851
Maximum future payout under recourse provisions	6	125
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$26	$124
Maximum future payout under recourse provisions	5	22
Agreements with Lenders(3)
Outstanding balance	$80	$75
Maximum future payout under the guarantee	54	62
The gross amounts of receivables sold under transactions that qualify for sales treatment were:

	Gross Amounts of Receivables Sold
	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015	Feb. 29, 2016	Feb. 28, 2015
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$—	$—	$16	$4
European and Latin American agreements to sell trade receivables(2)	11	14	32	37

(1)
Monsanto has agreements in the United States to sell trade receivables, both with and without recourse, up to a maximum outstanding balance of $1.3 billion and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based upon the company’s historical collection experience and a current assessment of credit exposure.

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $251 million as of Feb. 29, 2016) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company's investment. Credit losses above Monsanto's investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC, and as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities and Cost Basis Investments.
There were no significant recourse or non-recourse liabilities for all programs as of Feb. 29, 2016, and Aug. 31, 2015. There were no significant delinquent loans for all programs as of Feb. 29, 2016, and Aug. 31, 2015.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 5.	VARIABLE INTEREST ENTITIES AND COST BASIS INVESTMENTS
Variable Interest Entities
Monsanto has a financing program in Brazil that is recorded as a consolidated variable interest entity ("VIE"). For the most part, the VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. Third parties, primarily investment funds, held senior interest of 89 percent and 90 percent in the entity as of Feb. 29, 2016, and Aug. 31, 2015, respectively, and Monsanto held the remaining 11 percent and ten percent interest, respectively. The senior interests held by third parties are mandatorily redeemable shares and are included in short-term debt in the Statement of Consolidated Financial Position as of Feb. 29, 2016, and are included in long-term debt in the Statement of Consolidated Financial Position as of Aug. 31, 2015.
Under the arrangement, Monsanto is required to maintain an investment in the VIE of at least ten percent and could be required to provide additional contributions to the VIE. Monsanto currently has no unfunded commitments to the VIE. Creditors have no recourse against Monsanto in the event of default by the VIE. The company’s financial or other support provided to the VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the VIE, the VIE was established to service transactions involving the company, and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIE. As a result, the company is the primary beneficiary of the VIE, and the VIE has been consolidated in Monsanto’s consolidated financial statements. The assets of the VIE may only be used to settle the obligations of the respective entity. Third-party investors in the VIE do not have recourse to the general assets of Monsanto. See Note 4 — Customer Financing Programs and Note 11 — Fair Value Measurements— for additional information.
Monsanto has entered into several agreements with third parties to establish entities to focus on research and development related to various activities including agricultural fungicides and biologicals for agricultural applications. All such entities are recorded as consolidated VIEs of Monsanto. Under each of the arrangements, Monsanto holds call options to acquire the majority of the equity interests in each VIE from the third-party owners. Monsanto will fund the operations of the VIEs in return for either additional equity interests or to retain the call options. The funding will be provided in separate research phases if research milestones are met. The VIEs were established to perform agricultural-based research and development activities for the benefit of Monsanto, and Monsanto provides all funding of the VIEs' activities. Further, Monsanto has the power to direct the activities most significant to the VIEs. As a result, Monsanto is the primary beneficiary of the VIEs and the VIEs have been consolidated in Monsanto's consolidated financial statements. The third-party owners of the VIEs do not have recourse to the general assets of Monsanto at any given time relating to the VIEs.
Cost Basis Investments
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of Feb. 29, 2016, and Aug. 31, 2015, these investments were recorded at $95 million and $90 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators.

NOTE 6.	RECEIVABLES
Trade receivables in the Statements of Consolidated Financial Position are net of allowances of $67 million and $59 million as of Feb. 29, 2016, and Aug. 31, 2015, respectively.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $154 million and $156 million with a corresponding allowance for credit losses on these receivables of $125 million and $120 million as of Feb. 29, 2016, and Aug. 31, 2015, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net in the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2014	$125
Incremental Provision	9
Recoveries	(3)
Write-offs	(28)
Other(1)	17
Balance as of Aug. 31, 2015	$120
Incremental Provision	3
Write-offs	(3)
Other(1)	5
Balance as of Feb. 29, 2016	$125
(1)Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	Feb. 29, 2016	Aug. 31, 2015
Finished Goods	$1,839	$1,603
Goods In Process	1,535	1,627
Raw Materials and Supplies	491	420
Inventory at FIFO Cost	3,865	3,650
Excess of FIFO over LIFO Cost	(161)	(154)
Total	$3,704	$3,496

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first six months of fiscal year 2016, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2015	$4,004	$57	$4,061
Effect of foreign currency translation and other adjustments	(29)	3	(26)
Reclass to held for sale	(41)	—	(41)
Balance as of Feb. 29, 2016	$3,934	$60	$3,994
There were no events or circumstances indicating that goodwill might be impaired as of Feb. 29, 2016. The fiscal year 2016 annual goodwill impairment test will be performed as of Mar. 1, 2016. See Note 1 — Background and Basis of Presentation — for further information on the reclass to held for sale.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Feb. 29, 2016			As of Aug. 31, 2015
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,068	$(760)	$308	$1,074	$(750)	$324
Acquired Intellectual Property	1,046	(565)	481	1,168	(598)	570
Trademarks	341	(154)	187	353	(152)	201
Customer Relationships	298	(211)	87	318	(212)	106
Other	73	(45)	28	176	(146)	30
Total Other Intangible Assets, Finite Lives	$2,826	$(1,735)	$1,091	$3,089	$(1,858)	$1,231
In Process Research & Development, Indefinite Lives	91	—	91	101	—	101
Total Other Intangible Assets	$2,917	$(1,735)	$1,182	$3,190	$(1,858)	$1,332
The decrease in total other intangible assets, net during the six months ended Feb. 29, 2016, is primarily related to amortization expense and intangible impairments. See Note 11 — Fair Value Measurements and Note 3 — Restructuring — for further information on the impairments.
Total amortization expense of total other intangible assets was $28 million and $36 million for the three months ended Feb. 29, 2016, and Feb. 28, 2015, respectively, and $59 million and $73 million for the six months ended Feb. 29, 2016, and Feb. 28, 2015, respectively.
The estimated intangible asset amortization expense for fiscal year 2016 through fiscal year 2020 is as follows:

(Dollars in millions)	Amount
2016	$145
2017	147
2018	109
2019	109
2020	106

NOTE 9.	DEFERRED REVENUE
As of Feb. 29, 2016, and Aug. 31, 2015, short-term deferred revenue was $1,161 million and $370 million, respectively. These balances primarily consist of cash received related to Monsanto's prepayment programs in the United States and Brazil. These programs allow Monsanto's customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balance is consistent with the seasonality of Monsanto's business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed purchases. The deferred revenue balance related to these prepayment programs is considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.

NOTE 10.	DEBT AND OTHER CREDIT ARRANGEMENTS
In June 2014, Monsanto filed a shelf registration with the SEC ("2014 shelf registration") that allows the company to issue an unlimited capacity of debt, equity and hybrid offerings until filing of the company's annual report on Form 10-K for the fiscal year ending Aug. 31, 2016.
Monsanto has a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Feb. 29, 2016, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.
Monsanto's short-term debt instruments include commercial paper, the current portion of long-term debt and notes payable to banks. As of Feb. 29, 2016, Monsanto had commercial paper borrowings outstanding of $200 million which are included in short-term debt on the Statements of Consolidated Financial Position. As of Aug. 31, 2015, there were no commercial paper borrowings outstanding. Additionally, as of Feb. 29, 2016, the mandatorily redeemable shares of a VIE were classified as short-term debt instruments. These instruments were classified as long-term debt as of Aug. 31, 2015.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
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
The fair value of total short-term debt was $1,084 million and $619 million as of Feb. 29, 2016, and Aug. 31, 2015, respectively. The fair value of the total long-term debt was $7,720 million and $8,124 million as of Feb. 29, 2016, and Aug. 31, 2015, respectively. See Note 11 — Fair Value Measurements — for additional information.

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
The following tables set forth by level Monsanto’s assets and liabilities disclosed at fair value on a recurring basis as of Feb. 29, 2016, and Aug. 31, 2015. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Feb. 29, 2016, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$433	$—	$—	$433
Short-term investments	12	—	—	12
Equity securities	14	—	—	14
Derivative assets related to:
Foreign currency contracts	—	32	—	32
Commodity contracts	2	2	—	4
Total Assets at Fair Value	$461	$34	$—	$495
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$990	$94	$1,084
Long-term debt instruments(1)	—	7,720	—	7,720
Derivative liabilities related to:
Foreign currency contracts	—	12	—	12
Commodity contracts	23	40	—	63
Interest rate contracts	—	22	—	22
Total Liabilities at Fair Value	$23	$8,784	$94	$8,901

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

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
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
The company’s short-term investments may consist of commercial paper and cash which is contractually restricted as to withdrawal or usage. The company’s equity securities consist of publicly traded equity investments. Commercial paper and publicly traded equity investments are valued using quoted market prices and are classified as Level 1. Contractually restricted cash may be held in an interest bearing account measured using prevailing interest rates and are classified as Level 1. Short-term debt instruments are classified as Level 2. The company's long-term debt securities are classified as Level 2 and valued using broker or dealer quoted prices with a maturity greater than one year.
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
For the six months ended Feb. 29, 2016, and Feb. 28, 2015, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Feb. 29, 2016, and Aug. 31, 2015. The following table summarizes the change in fair value of the Level 3 long-term debt instrument for the six months ended Feb. 29, 2016.

(Dollars in millions)
Balance Aug. 31, 2015(1)	$96
Reclass to short-term	(96)
Balance Feb. 29, 2016	$—

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $274) as of Aug. 31, 2015.
The following table summarizes the change in fair value of the Level 3 short-term debt instrument for the six months ended Feb. 29, 2016.

(Dollars in millions)
Balance Aug. 31, 2015	$—
Reclass from long-term	96
Accretion expense	6
Effect of foreign currency translation adjustments	(8)
Balance Feb. 29, 2016(1)	$94

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $251) as of Feb. 29, 2016.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

There were no significant measurements of liabilities to their implied fair value on a nonrecurring basis during the six months ended Feb. 29, 2016, and Feb. 28, 2015.
There were no significant measurements of assets to their implied fair value on a nonrecurring basis during the six months ended Feb. 28, 2015. Significant measurements during the three and six months ended Feb. 29, 2016, of assets to their implied fair value on a nonrecurring basis were as follows:
Property, Plant and Equipment, Net: During the three months ended Feb. 29, 2016, property, plant and equipment within the Seeds and Genomics segment with a net book value of $10 million was written down to its implied fair value estimate of $5 million, resulting in an impairment charge of $5 million, with $5 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
During the six months ended Feb. 29, 2016, property, plant and equipment within the Seeds and Genomics segment with a net book value of $44 million was written down to its implied fair value estimate of $15 million, resulting in an impairment charge of $29 million, with $15 million included in cost of goods sold and $14 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
Other Intangible Assets, Net: During the six months ended Feb. 29, 2016, other intangible assets within the Seeds and Genomics segment with a net book value of $16 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $16 million, with $16 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
During the six months ended Feb. 29, 2016, other intangible assets within the Agricultural Productivity segment with a net book value of $20 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $20 million, with $20 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
Other Assets: During the six months ended Feb. 29, 2016, a long-term investment within the Seeds and Genomics segment with a net book value of $7 million was written down to its implied fair value estimate of $5 million, resulting in an impairment charge of $2 million, with $2 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Feb. 29, 2016, and Aug. 31, 2015.
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

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 18 months for foreign currency hedges and 30 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $74 million is expected to be reclassified from accumulated other comprehensive loss into earnings. No cash flow hedges were discontinued during the three and six months ended Feb. 28, 2015. No cash flow hedges were discontinued during the three months ended Feb. 29, 2016. A pretax loss of less than $1 million during the six months ended Feb. 29, 2016, was reclassified into cost of goods sold in the Statement of Consolidated Operations as a result of the discontinuance of commodity cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory, and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three and six months ended Feb. 29, 2016, and Feb. 28, 2015.
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
Financial instruments are neither held nor issued by the company for trading purposes.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The notional amounts of the company’s derivative instruments outstanding as of Feb. 29, 2016, and Aug. 31, 2015, are as follows:

	As of
(Dollars in millions)	Feb. 29, 2016	Aug. 31, 2015
Derivatives Designated as Hedges:
Foreign exchange contracts	$405	$456
Commodity contracts	649	591
Interest rate contracts	150	150
Total Derivatives Designated as Hedges	$1,204	$1,197
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$2,159	$1,926
Commodity contracts	139	163
Interest rate contracts	96	—
Total Derivatives Not Designated as Hedges	$2,394	$2,089

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of Feb. 29, 2016
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$2	$(19)	$(17)	$17	$—
Foreign exchange contracts	18	—	18	—	18
Derivatives not designated as hedges:
Commodity contracts	2	—	2	—	2
Foreign exchange contracts	14	—	14	—	14
Total other current assets	36	(19)	17	17	34	$396	$430
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	—	(4)	(4)	4	—
Total other assets	—	(4)	(4)	4	—	591	591
Total Asset Derivatives	$36	$(23)	$13	$21	$34
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$19	$(19)	$—	$—	$—
Total other current assets	19	(19)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other assets	4	(4)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	25	—	25	—	25
Foreign exchange contracts	1	—	1	—	1
Interest rate contracts	22	—	22	—	22
Derivatives not designated as hedges:
Commodity contracts	3	—	3	—	3
Foreign exchange contracts	11	—	11	—	11
Total miscellaneous short-term accruals	62	—	62	—	62	$621	$683
Other liabilities
Derivatives designated as hedges:
Commodity contracts	12	—	12	—	12
Total other liabilities	12	—	12	—	12	321	333
Total Liability Derivatives	$97	$(23)	$74	$—	$74

(1)
As allowed by the Derivatives and Hedging topic of the ASC, derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2015
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Miscellaneous receivables
Derivatives designated as hedges:
Interest rate contracts	$2	$—	$2	$—	$2
Total miscellaneous receivables	2	—	2	—	2	$801	$803
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	—	(29)	(29)	29	—
Foreign exchange contracts	25	—	25	—	25
Derivatives not designated as hedges:
Commodity contracts	7	—	7	—	7
Foreign exchange contracts	14	—	14	—	14
Total other current assets	46	(29)	17	29	46	153	199
Other assets
Derivatives designated as hedges
Commodity contracts(1)	1	(6)	(5)	6	1
Foreign exchange contracts	1	—	1	—	1
Total other assets	2	(6)	(4)	6	2	608	610
Total Asset Derivatives	$50	$(35)	$15	$35	$50
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$29	$(29)	$—	$—	$—
Total other current assets	29	(29)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	6	(6)	—	—	—
Total other assets	6	(6)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	27	—	27	—	27
Derivatives not designated as hedges:
Commodity contracts	9	—	9	—	9
Foreign exchange contracts	11	—	11	—	11
Total miscellaneous short-term accruals	47	—	47	—	47	$744	$791
Other liabilities
Derivatives designated as hedges:
Commodity contracts	14	—	14	—	14
Total other liabilities	14	—	14	—	14	331	345
Total Liability Derivatives	$96	$(35)	$61	$—	$61

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015	Feb. 29, 2016	Feb. 28, 2015
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$1	$1	Cost of goods sold
Commodity contracts			—	4	Other expense, net
Cash flow hedges:
Foreign currency contracts	$3	$20	4	7	Net sales
Foreign currency contracts	(6)	12	6	1	Cost of goods sold
Commodity contracts	(28)	(32)	(55)	(44)	Cost of goods sold
Interest rate contracts	(17)	(57)	(5)	(3)	Interest expense
Total Derivatives Designated as Hedges	(48)	(57)	(49)	(34)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			31	(55)	Other expense, net
Commodity contracts			—	4	Net sales
Commodity contracts			—	(2)	Cost of goods sold
Total Derivatives Not Designated as Hedges			31	(53)
Total Derivatives	$(48)	$(57)	$(18)	$(87)

(1)	Accumulated other comprehensive loss (AOCL).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the three months ended Feb. 29, 2016, and Feb. 28, 2015. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Feb. 29, 2016, and Feb. 28, 2015.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction loss of $216 million and a gain of $56 million during the three months ended Feb. 29, 2016, and Feb. 28, 2015, respectively.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Six Months Ended		Six Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015	Feb. 29, 2016	Feb. 28, 2015
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$1	$(1)	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$5	$39	8	14	Net sales
Foreign currency contracts	4	21	13	1	Cost of goods sold
Commodity contracts	(37)	(43)	(72)	(47)	Cost of goods sold
Interest rate contracts	(24)	(71)	(8)	(6)	Interest expense
Total Derivatives Designated as Hedges	(52)	(54)	(58)	(39)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			(24)	(115)	Other expense, net
Commodity contracts			1	6	Net sales
Commodity contracts			1	1	Cost of goods sold
Total Derivatives Not Designated as Hedges			(22)	(108)
Total Derivatives	$(52)	$(54)	$(80)	$(147)

(1)	Accumulated other comprehensive loss (AOCL).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the six months ended Feb. 29, 2016, and Feb. 28, 2015. No gains or losses were excluded from the assessment of hedge effectiveness during the six months ended Feb. 29, 2016, and Feb. 28, 2015.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction loss of $188 million and a gain of $107 million during the six months ended Feb. 29, 2016, and Feb. 28, 2015, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $61 million and $41 million as of Feb. 29, 2016, and Aug. 31, 2015, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Feb. 29, 2016, and Aug. 31, 2015, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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

Pension Benefits	Three Months Ended Feb. 29, 2016			Three Months Ended Feb. 28, 2015
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$16	$3	$19	$16	$4	$20
Interest Cost on Benefit Obligation	25	2	27	22	2	24
Assumed Return on Plan Assets	(40)	(2)	(42)	(38)	(3)	(41)
Amortization of Unrecognized Net Loss	12	1	13	13	2	15
Total Net Periodic Benefit Cost	$13	$4	$17	$13	$5	$18

Pension Benefits	Six months ended Feb. 29, 2016			Six months ended Feb. 28, 2015
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$32	$6	$38	$32	$7	$39
Interest Cost on Benefit Obligation	49	4	53	44	4	48
Assumed Return on Plan Assets	(79)	(4)	(83)	(76)	(6)	(82)
Amortization of Unrecognized Net Loss	24	2	26	26	4	30
Curtailment and Settlement Charge	—	—	—	—	1	1
Total Net Periodic Benefit Cost	$26	$8	$34	$26	$10	$36
In March 2016, Monsanto contributed $30 million to its U.S. qualified plan. Monsanto expects to contribute an additional $30 million to its U.S. qualified plan in the fourth quarter of fiscal year 2016.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015
Service Cost for Benefits Earned During the Period	$2	$2
Interest Cost on Benefit Obligation	1	2
Amortization of Unrecognized Net Gain	(1)	(1)
Total Net Periodic Benefit Cost	$2	$3

Health Care and Other Postretirement Benefits	Six Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015
Service Cost for Benefits Earned During the Period	$3	$4
Interest Cost on Benefit Obligation	3	3
Amortization of Unrecognized Net Gain	(2)	(2)
Total Net Periodic Benefit Cost	$4	$5

NOTE 14.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and six months ended Feb. 29, 2016, and Feb. 28, 2015, respectively.

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015	Feb. 29, 2016	Feb. 28, 2015
Cost of Goods Sold	$3	$2	$7	$4
Selling, General and Administrative Expenses	21	22	46	47
Research and Development Expenses	8	8	16	16
Pre-Tax Stock-Based Compensation Expense	32	32	69	67
Income Tax Benefit	(11)	(11)	(23)	(21)
Net Stock-Based Compensation Expense	$21	$21	$46	$46

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 15.	CAPITAL STOCK
In June 2014, the company announced a two-year share repurchase authorization of up to $10 billion of the company's common stock. As of Feb. 29, 2016, the company had approximately $1.1 billion remaining under the June 2014 share repurchase authorization.
On Oct. 9, 2015, Monsanto entered into uncollared accelerated share repurchase ("ASR") agreements with each of Citibank, N.A. ("Citi") and JPMorgan Chase Bank, N.A. ("JPMorgan"). Under the ASR agreements, the company agreed to purchase an aggregate of approximately $3.0 billion of Monsanto common stock. On Oct. 13, 2015, Citi and JPMorgan delivered to Monsanto approximately 28.4 million shares in total based on then-current market prices, and Monsanto paid a total of $3.0 billion. The payments to Citi and JPMorgan were recorded as a reduction to shareowners' equity consisting of a $2.6 billion increase in treasury stock, which reflected the value of the 28.4 million shares received upon initial settlement, and a $450 million decrease in additional contributed capital, which reflected the value of the stock held back by Citi and JPMorgan pending final settlement of the ASR agreements. On Jan. 14, 2016, the company's Oct. 9, 2015 ASR agreement with Citi was terminated in accordance with the terms of the agreement. Upon settlement, Citi delivered to the company an additional 1.9 million shares of Monsanto common stock for a total of approximately 16.1 million shares repurchased at an aggregate cost of $1.5 billion. On Jan. 15, 2016, the company's Oct. 9, 2015 ASR agreement with JPMorgan was terminated in accordance with the terms of the agreement. Upon settlement, JPMorgan delivered to the company an additional 1.9 million shares of Monsanto common stock for a total of approximately16.1 million shares repurchased at an aggregate cost of $1.5 billion. Upon completion of the ASR agreements, the $450 million previously recorded as additional contributed capital was classified as treasury stock. The ASR agreements were entered into pursuant to the share repurchase authorization announced in June 2014 and were funded by commercial paper and cash on hand.
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

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 16.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive (Loss) Income
Balance as of Aug. 31, 2014	$(731)	$5	$(167)	$(221)	$(1,114)
Other comprehensive loss before reclassifications	(1,596)	—	(54)	(94)	(1,744)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	31	29	57
Net current-period other comprehensive loss	(1,596)	(3)	(23)	(65)	(1,687)
Balance as of Aug. 31, 2015	$(2,327)	$2	$(190)	$(286)	$(2,801)
Other comprehensive loss before reclassifications	(266)	(2)	(31)	—	(299)
Amounts reclassified from accumulated other comprehensive loss	—	—	33	16	49
Net current-period other comprehensive (loss) income	(266)	(2)	2	16	(250)
Balance as of Feb. 29, 2016	$(2,593)	$—	$(188)	$(270)	$(3,051)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings.

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015	Feb. 29, 2016	Feb. 28, 2015	Affected Line Item in the Statements of Consolidated Operations
Cash Flow Hedges:
Foreign Exchange Contracts	$(4)	$(7)	$(8)	$(14)	Net sales
Foreign Exchange Contracts	(6)	(1)	(13)	(1)	Cost of goods sold
Commodity Contracts	55	44	72	47	Cost of goods sold
Interest Rate Contracts	5	3	8	6	Interest expense
	50	39	59	38	Total before income taxes
	(21)	(15)	(26)	(15)	Income tax provision
	$29	$24	$33	$23	Net of tax
Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$4	$5	$8	$11	Inventory/Cost of goods sold(1)
Amortization of Unrecognized Net Loss	8	11	16	21	Selling, general and administrative expenses
	12	16	24	32	Total before income taxes
	(5)	(6)	(8)	(12)	Income tax provision
	$7	$10	$16	$20	Net of tax
Total Reclassifications For The Period	$36	$34	$49	$43	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $4 million and $5 million of net periodic benefit cost to inventory, of which approximately $2 million was recognized in cost of goods sold during each of the three months ended Feb. 29, 2016, and Feb. 28, 2015, respectively. The company recorded $8 million and $11 million of net periodic benefit cost to inventory, of which approximately $7 million and $8 million was recognized in cost of goods sold during the six months ended Feb. 29, 2016, and Feb. 28, 2015, respectively. See Note 13 — Postretirement Benefits - Pensions, Health Care and Other — for additional information.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 17.	EARNINGS PER SHARE
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

	Three Months Ended		Six Months Ended
(Shares in millions)	Feb. 29, 2016	Feb. 28, 2015	Feb. 29, 2016	Feb. 28, 2015
Weighted-Average Number of Common Shares	438.6	483.4	447.2	483.9
Dilutive Potential Common Shares	3.1	4.7	3.8	4.9
Antidilutive Potential Common Shares	5.6	1.7	5.0	3.3
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices greater than the Average Market Price of Common Shares for the Period	3.2	—	3.2	0.1

NOTE 18.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Six Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015
Interest	$201	$177
Taxes	285	316
During the six months ended Feb. 29, 2016, and Feb. 28, 2015, the company recorded the following noncash transactions:

•	During the six months ended Feb. 29, 2016, the company recognized noncash transactions related to restructuring. See Note 3 — Restructuring.

•
As of Feb. 29, 2016, and Feb. 28, 2015, the company recognized noncash capital expenditures of $68 million and $70 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

•	During six months ended Feb. 29, 2016, and Feb. 28, 2015, the company recognized noncash transactions related to stock-based compensation. See Note 14 — Stock-Based Compensation Plans.

•
In the second quarter of 2016 and 2015, the board of directors declared a dividend which is payable in the third quarter of 2016 and 2015, respectively. As of Feb. 29, 2016 and Feb. 28, 2015, a dividend payable of $236 million and $238 million, respectively, was recorded.

NOTE 19.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent, Pharmacia LLC ("Pharmacia"), or its former subsidiary, Solutia, Inc. ("Solutia"), is a party but that we manage and for which we are responsible pursuant to certain indemnification agreements. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $277 million and $356 million as of Feb. 29, 2016, and Aug. 31, 2015, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015.
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

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The company is defending legal claims made by plaintiffs allegedly injured by PCBs manufactured by Pharmacia’s chemical business over four decades ago and incorporated into products made, used and sometimes disposed of by others. The company has been named in approximately 30 personal injury lawsuits filed over several years on behalf of approximately 750 persons in state courts in St. Louis, Missouri and Los Angeles, California. The suits primarily claim that plaintiffs’ various forms of non-Hodgkin lymphoma have been caused by exposure to trace levels of PCBs. The company believes it has meritorious legal and factual defenses to these cases and is vigorously defending them. The company is defending these PCB-related claims under indemnity agreements resulting from its 2000 spin-off from Pharmacia and subsequent agreements under Solutia’s February 2008 plan of reorganization. The company also has been named in lawsuits brought by municipal entities claiming that Monsanto, Pharmacia and Solutia, collectively as a manufacturer of PCBs, should be responsible for a variety of damages due to PCBs in bodies of water, regardless of how PCBs came to be located there. The company believes that these novel claims are without merit and is vigorously defending the cases on legal and factual grounds.
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
Other Contingencies: As announced on Feb. 9, 2016, Monsanto reached an agreement with the U.S. Securities and Exchange Commission (“SEC”) fully resolving the previously disclosed SEC investigation into the financial reporting of customer incentive programs for glyphosate products in fiscal years 2009, 2010 and 2011. In agreeing to the settlement, Monsanto neither admitted nor denied the SEC’s allegations that the company violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Monsanto agreed to pay an $80 million civil penalty to resolve the investigation, which was fully reserved for and previously disclosed in the company’s financial statements for fiscal year 2015. Monsanto also has retained a consultant to review the company’s financial reporting of the customer incentive programs for its crop protection business. In connection with the settlement, Monsanto’s Chairman and Chief Executive Officer, Hugh Grant and former Chief Financial Officer, Carl M. Casale, reimbursed the company for cash incentives and certain stock awards that they received in fiscal years 2009 and 2010.
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

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 20.	SEGMENT INFORMATION
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
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015	Feb. 29, 2016	Feb. 28, 2015
Net Sales(1)
Corn seed and traits	$2,687	$2,912	$3,432	$3,840
Soybean seed and traits	782	883	1,220	1,279
Cotton seed and traits	37	30	85	113
Vegetable seeds	192	207	330	362
All other crops seeds and traits	119	146	149	205
Total Seeds and Genomics	$3,817	$4,178	$5,216	$5,799
Agricultural productivity	715	1,019	1,535	2,268
Total Agricultural Productivity	$715	$1,019	$1,535	$2,268
Total	$4,532	$5,197	$6,751	$8,067

Gross Profit
Corn seed and traits	$1,721	$1,877	$2,087	$2,402
Soybean seed and traits	527	608	829	885
Cotton seed and traits	18	20	43	78
Vegetable seeds	96	94	136	158
All other crops seeds and traits	66	78	61	95
Total Seeds and Genomics	$2,428	$2,677	$3,156	$3,618
Agricultural productivity	170	362	343	832
Total Agricultural Productivity	$170	$362	$343	$832
Total	$2,598	$3,039	$3,499	$4,450

EBIT(2)(3)
Seeds and Genomics	$1,497	$1,822	$1,164	$1,865
Agricultural Productivity	7	221	66	605
Total	$1,504	$2,043	$1,230	$2,470

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Depreciation and Amortization Expense
Seeds and Genomics	$152	$149	$300	$299
Agricultural Productivity	32	31	64	63
Total	$184	$180	$364	$362

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under U.S. GAAP. EBIT is an operating performance measure for the two reportable segments.

(3)
Agricultural Productivity EBIT includes income from operations of discontinued businesses of $4 million and $24 million for the three and six months ended Feb. 29, 2016, respectively. Agricultural Productivity EBIT includes income from operations of discontinued businesses of $11 million and $37 million for the three and six months ended Feb. 28, 2015, respectively.

A reconciliation of EBIT to net income for each period is as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015	Feb. 29, 2016	Feb. 28, 2015
EBIT(1)	$1,504	$2,043	$1,230	$2,470
Interest Expense — Net	86	64	195	141
Income Tax Provision(2)	355	554	225	661
Net Income Attributable to Monsanto Company	$1,063	$1,425	$810	$1,668

(1)	Includes the income from operations of discontinued businesses and the loss from operations of noncontrolling interests.

(2)	Includes the income tax provision on discontinued operations and the income tax benefit of noncontrolling interest.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Background
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, herbicides and digital agriculture tools provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better food for consumers and better feed for animals.
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
Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015. Financial information for the second quarter and first six months of fiscal year 2016 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 20 — Segment Information — for a reconciliation of EBIT to net income for the three and six months ended Feb. 29, 2016, and Feb. 28, 2015.
We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and net cash provided or required by investing activities. Free cash flow does not represent the residual cash flow available for discretionary expenditures. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. Once business needs and obligations are met, this cash can be used to reinvest in the company for future growth or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used as one of the performance measures in determining incentive compensation. See the “Financial Condition, Liquidity and Capital Resources — Cash Flow” section of MD&A for a reconciliation of free cash flow to net cash provided by operating activities and net cash required by investing activities on the Statements of Consolidated Cash Flows.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

Executive Summary
Consolidated Operating Results — Net sales decreased $665 million, or 13 percent, in the three-month comparison and $1,316 million, or 16 percent, in the six-month comparison. The primary contributors to the decrease in the three and six-month comparisons were decreases in agriculture productivity, corn seed and traits and soybean seed and traits. The decrease in agricultural productivity was primarily due to lower volume and lower average net selling price of Roundup and other glyphosate-based herbicides in key regions. The decrease in corn seed and traits was primarily driven by lower volume and lower average net selling price, and the decrease in soybean seed and traits was primarily due to lower volumes. Both segments were also negatively impacted by foreign currency, primarily in Brazil. For a detailed discussion of the factors affecting net sales, cost of goods sold, and gross profit, see the "Seeds and Genomics Segment" and "Agricultural Productivity Segment" sections in this MD&A.
Net income attributable to Monsanto Company was $2.41 per share in the second quarter of 2016, compared to $2.92 per share in the second quarter of 2015. Net income attributable to Monsanto Company was $1.80 per share in the first half of 2016, compared to $3.41 per share in the first half of 2015.
Financial Condition, Liquidity and Capital Resources — At Feb. 29, 2016, working capital was $2,544 million compared with $5,227 million at Feb. 28, 2015, a decrease of $2,683 million, and compared with $5,448 million at Aug. 31, 2015, a decrease of $2,904 million. For a detailed discussion of the factors affecting the working capital comparison, see the "Working Capital and Financial Condition" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In the first six months of 2016, net cash provided by operating activities was $1,389 million compared with $1,518 million in the first six months of 2015. Net cash required by investing activities was $483 million in the first six months of 2016 compared with $532 million in the first six months of 2015. Free cash flow was an inflow of $906 million in the first six months of 2016 compared with an inflow of $986 million in the first six months of 2015. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
At Feb. 29, 2016, our debt-to-capital ratio was 68 percent compared with 56 percent at Aug. 31, 2015. The 12 percentage point increase from Aug. 31, 2015, was primarily due to a decrease in shareowners' equity resulting from treasury stock purchases during the first six months of fiscal year 2016.
Outlook — We plan to continue to innovate and improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting and improving yields and improving the ways they can produce food, fiber, feed and fuel. We use the tools of modern biology and technology in an effort to make seeds easier to grow, to allow farmers to do more with fewer resources and to help produce healthier food for consumers. Our current research and development ("R&D") strategy and commercial priorities are focused on bringing our farmer customers integrated yield solutions through our innovative platforms in plant breeding, biotechnology, chemistry, biologicals and data science. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, continued patent and legal rights to offer our products, general public acceptance of the products and the value they will deliver to the market.
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

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
(Dollars in millions, except per share amounts)	Feb. 29, 2016	Feb. 28, 2015	Increase/ (Decrease)	Feb. 29, 2016	Feb. 28, 2015	Increase/ (Decrease)
Net Sales	$4,532	$5,197	(13)%	$6,751	$8,067	(16)%
Cost of goods sold	1,934	2,158	(10)%	3,252	3,617	(10)%
Gross Profit	2,598	3,039	(15)%	3,499	4,450	(21)%
Operating Expenses:
Selling, general and administrative expenses	586	647	(9)%	1,129	1,227	(8)%
Research and development expenses	340	372	(9)%	704	784	(10)%
Restructuring charges	9	—	N/M	275	—	N/M
Total Operating Expenses	935	1,019	(8)%	2,108	2,011	5%
Income from Operations	1,663	2,020	(18)%	1,391	2,439	(43)%
Interest expense	103	92	12%	232	207	12%
Interest income	(17)	(28)	(39)%	(37)	(66)	(44)%
Other expense (income), net	170	(6)	N/M	195	9	N/M
Income from Continuing Operations Before Income Taxes	1,407	1,962	(28)%	1,001	2,289	(56)%
Income tax provision	350	550	(36)%	213	650	(67)%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,057	1,412	(25)%	$788	$1,639	(52)%
Discontinued Operations:
Income from operations of discontinued business	4	11	(64)%	24	37	(35)%
Income tax provision	1	4	(75)%	9	14	(36)%
Income from Discontinued Operations	3	7	(57)%	15	23	(35)%
Net Income	$1,060	$1,419	(25)%	$803	$1,662	(52)%
Less: Net loss attributable to noncontrolling interest	(3)	(6)	N/M	(7)	(6)	N/M
Net Income Attributable to Monsanto Company	$1,063	$1,425	(25)%	$810	$1,668	(51)%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.40	$2.90	(17)%	$1.76	$3.36	(48)%
Income from discontinued operations	0.01	0.02	N/M	0.04	0.05	N/M
Net Income Attributable to Monsanto Company	$2.41	$2.92	(17)%	$1.80	$3.41	(47)%
NM = Not Meaningful

Effective Tax Rate	25%	28%		21%	28%

Comparison as a Percent of Net Sales:
Cost of goods sold	43%	42%		48%	45%
Gross profit	57%	58%		52%	55%
Selling, general and administrative expenses	13%	12%		17%	15%
Research and development expenses	8%	7%		10%	10%
Total operating expenses	21%	20%		31%	25%
Income from continuing operations before income taxes	31%	38%		15%	28%
Net income attributable to Monsanto Company	23%	27%		12%	21%

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

Second Quarter Fiscal Year 2016
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:
Net sales decreased $665 million, or 13 percent, in second quarter of 2016 from the same quarter a year ago. Our Seeds and Genomics segment net sales decreased $361 million, and our Agricultural Productivity segment net sales decreased $304 million in the three-month comparison.
The following table presents the percentage increase/(decrease) in second quarter of 2016 worldwide net sales by segment compared with net sales in the prior year quarter, including the effects of volume, price and currency:

	Second Quarter 2016 Percentage Change in Net Sales vs. Second Quarter 2015
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(3)%	—%	(6)%	(9)%
Agricultural Productivity Segment	(13)%	(10)%	(7)%	(30)%
Total Monsanto Company	(5)%	(2)%	(6)%	(13)%
Cost of goods sold for the total company decreased $224 million, or ten percent, in the three-month comparison. Cost of goods sold as a percent of net sales for the total company increased one percentage point to 43 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales remained consistent at 36 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales increased 12 percentage points to 76 percent.
The following table represents the percentage increase/(decrease) in second quarter of 2016 worldwide cost of goods sold by segment compared with cost of goods sold in the prior year quarter, including the effects of volume, costs and currency:

	Second Quarter 2016 Percentage Change in Cost of Goods Sold vs. Second Quarter 2015
	Volume	Costs	Currency	Total
Seeds and Genomics Segment	(1)%	—%	(6)%	(7)%
Agricultural Productivity Segment	(8)%	(4)%	(5)%	(17)%
Total Monsanto Company	(3)%	(1)%	(6)%	(10)%
Gross profit decreased $441 million in the three-month comparison. Gross profit as a percent of net sales for the total company decreased one percentage point to 57 percent in the second quarter of 2016. Our Seeds and Genomics segment gross profit as a percent of net sales remained consistent at 64 percent, and our Agricultural Productivity segment gross profit as a percent of net sales decreased 12 percentage points to 24 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses decreased $84 million in the second quarter of fiscal year 2016 compared to the prior year comparable quarter. In the second quarter of 2016, SG&A expenses decreased $61 million, primarily due to currency impacts, and R&D expenses decreased $32 million, primarily due to decreased operational spend. As a percent of net sales, SG&A expenses increased one percentage point to 13 percent and R&D expenses increased one percentage point to eight percent for the second quarter of 2016. Restructuring charges were $9 million in the second quarter of 2016 as a result of the 2015 Restructuring Plan discussed in Note 3 — Restructuring. There were no restructuring charges recognized in the second quarter of 2015.
Other expense (income) — net increased $176 million in the second quarter of 2016. The increase was primarily the result of foreign currency losses largely related to the Argentine peso.
Income tax provision was $350 million in the second quarter of 2016, a decrease of $200 million from the prior year quarter, primarily as a result of the decrease in pretax income and higher discrete tax benefits. We recorded a discrete tax benefit of $53 million in the second quarter of 2016 primarily as a result of adjustments to our U.S. tax returns expected to be filed during the year. The effective tax rate decreased to 25 percent from 28 percent in the second quarter of 2015. Without the impact of discrete tax adjustments, our effective tax rate for the second quarter of 2016 would have been comparable to the second quarter of 2015 rate.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

First Half of Fiscal Year 2016
The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2016 and 2015 income from continuing operations:
Net sales decreased $1,316 million, or 16 percent, in the first half of 2016 from the same period a year ago. Our Seeds and Genomics segment net sales decreased $583 million, and our Agricultural Productivity segment net sales decreased $733 million.
The following table presents the percentage increase/(decrease) in the first half of 2016 worldwide net sales by segment compared with net sales in the prior year first half, including the effects of volume, price and currency:

	First Half 2016 Percentage Change in Net Sales vs. First Half 2015
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(5)%	2%	(7)%	(10)%
Agricultural Productivity Segment	(15)%	(9)%	(8)%	(32)%
Total Monsanto Company	(7)%	(1)%	(8)%	(16)%
Cost of goods sold decreased $365 million in the first half of 2016 from the same period a year ago. Cost of goods sold as a percent of net sales for the total company increased three percentage points to 48 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales increased one percentage point to 39 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales increased 15 percentage points to 78 percent.
The following table represents the percentage increase/(decrease) in the first half of 2016 worldwide cost of goods sold by segment compared with cost of goods sold in the first half of prior year, including the effects of volume, costs and currency:

	First Half 2016 Percentage Change in Cost of Goods Sold vs. First Half 2015
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	(3)%	5%	(8)%	(6)%
Agricultural Productivity Segment	(13)%	2%	(6)%	(17)%
Total Monsanto Company	(7)%	4%	(7)%	(10)%
(1) Seeds and Genomics Segment includes $52 million of restructuring charges related to discontinued products. See Note 3 — Restructuring — for further information.
Gross profit decreased $951 million in the first half of 2016 from the same period a year ago. Gross profit as a percent of net sales for the total company decreased three percentage points to 52 percent in the first half of 2016. Our Seeds and Genomics segment gross profit as a percent of net sales decreased one percentage point to 61 percent, and our Agricultural Productivity segment gross profit as a percent of net sales decreased 15 percentage points to 22 percent in the first half of 2016.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $97 million in the first half of 2016 from the prior year comparable period. In the six-month comparison, SG&A expenses decreased $98 million, primarily due to currency impacts, and R&D expenses decreased $80 million, primarily due to decreased operational spend and currency impacts. As a percent of net sales, SG&A expenses increased two percentage points to 17 percent, and R&D expenses remained consistent at ten percent. Restructuring charges were $275 million in the first half of fiscal year 2016 as a result of the 2015 Restructuring Plan discussed in Note 3 — Restructuring. There were no restructuring charges recognized in the first half of fiscal year 2015.
Other expense — net increased $186 million in the first half of 2016. The increase was primarily the result of foreign currency losses largely related to the Argentine peso.
Income tax provision was $213 million in the first half of 2016, a decrease of $437 million from the prior year comparable period, primarily as a result of the decrease in pretax income and higher discrete tax benefits. We recorded a discrete tax benefit of $41 million in the first half of 2016 primarily as a result of adjustments to our U.S. tax returns expected to be filed during the year. The effective tax rate decreased to 21 percent from 28 percent in the prior year comparable period. Without the impact of

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

discrete tax adjustments, our effective tax rate for the first half of 2016 would have still been lower than the first half of 2015 rate, primarily due to the tax benefit of restructuring charges.

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015	Increase/ (Decrease)	Feb. 29, 2016	Feb. 28, 2015	Increase/ (Decrease)
Net Sales
Corn seed and traits	$2,687	$2,912	(8)%	$3,432	$3,840	(11)%
Soybean seed and traits	782	883	(11)%	1,220	1,279	(5)%
Cotton seed and traits	37	30	23%	85	113	(25)%
Vegetable seeds	192	207	(7)%	330	362	(9)%
All other crops seeds and traits	119	146	(18)%	149	205	(27)%
Total Net Sales	$3,817	$4,178	(9)%	$5,216	$5,799	(10)%
Gross Profit
Corn seed and traits	$1,721	$1,877	(8)%	$2,087	$2,402	(13)%
Soybean seed and traits	527	608	(13)%	829	885	(6)%
Cotton seed and traits	18	20	(10)%	43	78	(45)%
Vegetable seeds	96	94	2%	136	158	(14)%
All other crops seeds and traits	66	78	(15)%	61	95	(36)%
Total Gross Profit	$2,428	$2,677	(9)%	$3,156	$3,618	(13)%
EBIT(1)	$1,497	$1,822	(18)%	$1,164	$1,865	(38)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 20 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2016
Net Sales for the Seeds and Genomics segment decreased $361 million in the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015. The net sales decrease of $225 million in corn seed and traits was primarily driven by unfavorable currency impacts in Brazil and Europe, decreased average net selling price in the United States due to market conditions, and lower volumes in Europe resulting from decreased acres and timing of sales. These decreases were partially offset by increased average net selling prices in Brazil due to improved germplasm and trait mix. The net sales decrease of $101 million in soybean seed and traits was primarily driven by lower volumes in the United States resulting from decreased planted acres and timing of sales related to Roundup Ready XTEND approvals, partially offset by an increased average net selling price in Brazil related to Intacta RR2 PRO.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $112 million, or seven percent, to $1,389 million in the second quarter of 2016 compared to $1,501 million in the second quarter of 2015. The decrease was primarily the result of currency impacts and lower sales volumes in corn seed and traits as noted in the net sales discussion, partially offset by lower manufacturing utilization.
Gross profit for the Seeds and Genomics segment decreased $249 million in the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015. Gross profit as a percent of net sales for the segment remained consistent at 64 percent in the second quarter of 2016 compared to the second quarter of 2015.
Seeds and Genomics Financial Performance — First Half Fiscal Year 2016
Net Sales for the Seeds and Genomics segment decreased $583 million in the first half of fiscal year 2016 compared to the first half of fiscal year 2015. The net sales decrease of $408 million in corn seed and traits was primarily driven by unfavorable currency impacts in Brazil and Europe, lower volumes in Europe, Africa, and Mexico due to decreased planted acres and timing of sales, and decreased average net selling price in the United States due to market conditions. The net sales decrease of $59 million in soybean seed and traits was primarily due to unfavorable currency impacts in Brazil and lower volumes in the United States resulting from decreased planted acres and timing of sales related to Roundup Ready XTEND approvals. The net sales decreases in soybean seed and traits were partially offset by an increased average net selling price in Brazil related to increased sales of Intacta RR2 PRO. The net sales decrease of $56 million in all other crops seeds and traits was primarily driven by lower sales volumes of canola seed in Canada as a result of market conditions.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $121 million, or six percent, to $2,060 million in the first half of 2016 compared to $2,181 million in the first half of 2015. The decrease was primarily the result of lower sales volumes in corn seed and traits as noted in the net sales discussion and currency impacts, partially offset by and lower manufacturing utilization and restructuring charges related to discontinued products.
Gross profit for the Seeds and Genomics segment decreased $462 million in the first half of fiscal year 2016 compared to the first half of fiscal year 2015. Gross profit as a percent of net sales for the segment decreased one percentage point to 61 percent in the first half of 2016 compared to the first half of 2015, which was primarily driven by corn seed and traits. Gross profit for corn seed and traits decreased by 13 percent compared to the 11 percent decline in net sales due to unfavorable currency impacts, primarily in Brazil, and lower manufacturing utilization in the first half of fiscal year 2016.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015	Increase/ (Decrease)	Feb. 29, 2016	Feb. 28, 2015	Increase/ (Decrease)
Net Sales
Agricultural productivity	$715	$1,019	(30)%	$1,535	$2,268	(32)%
Total Net Sales	$715	$1,019	(30)%	$1,535	$2,268	(32)%
Gross Profit
Agricultural productivity	$170	$362	(53)%	$343	$832	(59)%
Total Gross Profit	$170	$362	(53)%	$343	$832	(59)%
EBIT(1)	$7	$221	(97)%	$66	$605	(89)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 20 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2016
Net sales in our Agricultural Productivity segment decreased $304 million in the second quarter of 2016 compared to the second quarter of 2015 primarily due to decreased sales of Roundup and other glyphosate-based herbicides. The decreased sales in Roundup and other glyphosate-based herbicides were primarily driven by lower volumes in the United States and our global supply business due to pressure from generic products, lower average net selling price globally due to the decline in acid prices and an unfavorable currency impact in Brazil.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $112 million, or 17 percent, in the second quarter of 2016 to $545 million compared to $657 million in the second quarter of 2015. Roundup and other glyphosate-based herbicides cost of goods sold declined as a result of lower sales volumes, currency impacts and lower raw material prices when compared to the second quarter of 2015.

The net sales and cost of goods sold discussed above resulted in $192 million lower gross profit in the second quarter of 2016 compared to the second quarter of 2015. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased 12 percentage points to 24 percent in the second quarter of 2016 compared to 36 percent in the second quarter of 2015. This decrease is primarily due to the lower average net selling price and unfavorable currency impacts as noted in the net sales discussion.
Agricultural Productivity Financial Performance — First Half Fiscal Year 2016
Net sales in our Agricultural Productivity segment decreased $733 million in the first half of 2016 compared to the first half of 2015 primarily due to decreased sales of Roundup and other glyphosate-based herbicides. The decreased sales in Roundup and other glyphosate-based herbicides were primarily driven by lower volumes in South America, the United States, and our global supply business due to pressure from generic products and timing of shipments, lower average net selling price globally due to the decline in acid prices and unfavorable currency impact in Brazil.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $244 million, or 17 percent, in the first half of 2016 to $1,192 million compared to $1,436 million

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

in the first half of 2015. Roundup and other glyphosate-based herbicides cost of goods sold declined as a result of lower sales volumes, currency impacts and lower raw material prices when compared to the first half of 2015.

The net sales and cost of goods sold discussed above resulted in $489 million lower gross profit in the first half of 2016 compared to the first half of 2015. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased 15 percentage points to 22 percent in the first half of 2016 compared to 37 percent in the first half of 2015. This decrease is primarily due to the lower average net selling price and unfavorable currency impacts as noted in the net sales discussion.

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
In the six months ended Feb. 29, 2016, pretax restructuring charges of $327 million were recorded. For additional information on the 2015 Restructuring Plan, see Item I — Financial Statements — Note 3 — Restructuring.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of
(Dollars in millions, except current ratio)	Feb. 29, 2016	Feb. 28, 2015	Aug. 31, 2015
Cash and Cash Equivalents(1)	$1,050	$2,732	$3,701
Trade Receivables, Net(1)	1,828	2,357	1,636
Inventory, Net	3,704	3,978	3,496
Other Current Assets(2)	1,901	1,632	1,792
Total Current Assets	$8,483	$10,699	$10,625
Short-Term Debt, including current portion of long-term debt(1)	$1,083	$346	$615
Accounts Payable(1)	635	785	836
Accrued Liabilities(1)(3)	4,221	4,341	3,726
Total Current Liabilities	$5,939	$5,472	$5,177
Working Capital(4)	$2,544	$5,227	$5,448
Current Ratio(4)	1.43:1	1.96:1	2.05:1

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
Feb. 29, 2016, compared with Aug. 31, 2015: Working capital decreased $2,904 million, or 53 percent, between Aug. 31, 2015, and Feb. 29, 2016, primarily because of the following factors:

•
Cash and cash equivalents decreased $2,651 million between respective periods primarily due to treasury share purchases and dividend payments made during the six-month period, partially offset by cash receipts from customers.

•
Short-term debt, including the current portion of long-term debt increased $468 million primarily due to the reclassification of $400 million floating rate Senior Notes due in November 2016 from long-term to short-term.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

•	Accrued liabilities increased $495 million between respective periods due to the following fluctuations:

◦	Deferred revenues increased $791 million due to customer prepayments that occurred in the first half of 2016 on which we have yet to deliver, primarily in the United States.

◦	Grower production accruals increased $158 million due to corn and soybean production receipts not yet paid.

◦	Restructuring reserves increased $73 million due to severance costs recognized in the first half of fiscal year 2016, partially offset by severance payments made.
These increases in accrued liabilities were offset primarily by the following factors:

◦
Accrued compensation and benefits decreased $114 million between respective periods due to the payment of annual employee incentive awards related to the prior fiscal year, partially offset by current year incentive accruals.

◦	Accrued marketing programs decreased $273 million between respective periods primarily due to payments made on fiscal year 2015 programs, partially offset by accruals for fiscal year 2016 programs.

◦	Miscellaneous short-term accruals decreased $108 million between respective periods primarily due to the payment to settle the SEC investigation and foreign currency devaluation.
These decreases to working capital between Feb. 29, 2016, and Aug. 31, 2015, were partially offset by the following factors:

•	Trade receivables, net increased $192 million between respective periods primarily due to the seasonality of our business.

•
Inventory increased $208 million between respective periods primarily because of the seasonality of our U.S. corn and soybean seed businesses in which the fall harvest of seed products occurs in the first half of the fiscal year, and lower crop protection sales in the first half of fiscal year 2016. These factors were partially offset by currency devaluations during the first half of fiscal year 2016.

•
Other current assets increased $109 million between respective periods primarily due to an increase in other current assets for the classification of assets held for sale related to the sale of the Precision Planting equipment business, partially offset by a decrease in miscellaneous receivables resulting from currency devaluations.

•	Accounts payable decreased $201 million between respective periods primarily due to timing of payments and cost savings initiatives resulting in decreased spending.
Feb. 29, 2016, compared with Feb. 28, 2015: Working capital decreased $2,683 million between Feb. 28, 2015, and Feb. 29, 2016, primarily because of the following factors:

•
Cash and cash equivalents decreased $1,682 million between respective periods primarily due to treasury share repurchases and foreign currency devaluation, offset by cash from operations and proceeds from the $800 million debt issuance in April 2015.

•	Trade receivables, net decreased $529 million between respective periods primarily due to lower sales.

•	Inventory, net decreased $274 million primarily because of lower global production plans for corn seeds and crop protection.

•
Short-term debt increased $737 million between respective periods due to the reclassification of $300 million 2.75% Senior Notes and $400 million floating rate Senior Notes from long-term to short-term as of Feb. 29, 2016.

These decreases to working capital between Feb. 29, 2016, and Feb. 28, 2015, were offset by the following factors:

•	Other current assets increased $269 million between respective periods primarily due to the following fluctuations:

◦	Deferred tax assets increased $108 million between respective periods primarily due to an increase in restructuring charges that are not currently deductible for tax.

◦	Other current assets increased $161 million primarily due to the classification of assets held for sale related to the sale of the Precision Planting equipment business.

•	Accounts payable decreased $150 million between respective periods due to timing of payments and cost savings initiatives resulting in decreased spending.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

•	Accrued liabilities decreased $120 million between respective periods due to the following fluctuations:

◦	Income taxes payable decreased $253 million primarily due to lower pretax income.

◦	Miscellaneous short-term accruals decreased $108 million between respective periods primarily due to the settlement of hedging transactions.

◦	Accrued compensation and benefits decreased $51 million between respective periods due to lower current year incentive accruals.

◦	Accrued marketing programs decreased $44 million between respective periods primarily due to lower sales in the first half of fiscal year 2016.
These increases in accrued liabilities were offset primarily by the following factors:

◦	Deferred revenues increased $120 million between respective periods due to a delay in timing of sales in the United States related to Roundup Ready XTEND approvals.

◦	Restructuring reserves increased $243 million as a result of the 2015 Restructuring Plan.
Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of Feb. 29, 2016, the programs had $65 million in outstanding balances, and we received $48 million of proceeds during the first six months of fiscal year 2016 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $65 million as of Feb. 29, 2016. See Note 4 — Customer Financing Programs — for further discussion of these programs.
Cash Flow

	Six Months Ended
(Dollars in millions)	Feb. 29, 2016	Feb. 28, 2015
Net Cash Provided by Operating Activities	$1,389	$1,518
Net Cash Required by Investing Activities	(483)	(532)
Free Cash Flow(1)	906	986
Net Cash Required by Financing Activities	(3,502)	(406)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(55)	(215)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,651)	365
Cash and Cash Equivalents at Beginning of Period	3,701	2,367
Cash and Cash Equivalents at End of Period	$1,050	$2,732

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in Overview of MD&A for a further discussion).

Operating: The decrease in cash provided by continuing operations in the first six months of 2016 compared to the first six months of 2015 was primarily due to lower net income, increased tax payments and lower customer payments in the first six months of 2016. These factors were partially offset by lower operational spend, decreased inventory production plans and decreased grower payments in the first six months of 2016.
Investing: The slight decrease in cash required by investing activities in the first six months of 2016 compared to the first six months of 2015 was primarily due to purchases of long-term debt and equity securities in the first six months of 2015 that did not exist in the first six months of 2016. Cash required by investing activities primarily consisted of capital expenditures in the first six months of 2016.
Financing: The increase in cash required by financing activities in the first six months of 2016 compared to the first six months of 2015 was due to treasury stock purchases related to the $3 billion ASR agreements and short-term debt reductions during the first six months of 2016.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	Feb. 29, 2016	Feb. 28, 2015	2015
Short-Term Debt	$1,083	$346	$615
Long-Term Debt	7,945	7,894	8,429
Total Monsanto Company Shareowners’ Equity	4,152	7,659	6,990
Debt-to-Capital Ratio(1)	68%	52%	56%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had commercial paper borrowings of $200 million outstanding as of Feb. 29, 2016.
Share Repurchases: On Oct. 9, 2015, we entered into uncollared ASR agreements with each of Citibank, N.A. ("Citi") and JPMorgan Chase Bank, N.A. ("JPMorgan"), which settled in January 2016. In accordance with the terms of the agreements, an additional 3.8 million shares were received upon final settlement in the second quarter of fiscal year 2016 for a total of 32.2 million shares of Monsanto common stock repurchased at an aggregate cost to Monsanto of $3.0 billion. The ASR agreements were entered into pursuant to the share repurchase authorization announced June 2014.
In June 2014, the company announced a two-year repurchase authorization of up to $10 billion of the company's common stock. As of Feb. 29, 2016, we had approximately $1.1 billion remaining under the June 2014 share repurchase authorization. We would expect to incur additional long-term and short-term debt, in addition to our cash resources, to fund the share repurchases and for other general corporate purposes. The timing and number of shares purchased in the future under the repurchase authorization, if any, depends upon capital needs, market conditions and other factors.
We have a $3.0 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Feb. 29, 2016, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants.
As of Feb. 29, 2016, our debt-to-capital ratio was 68 percent compared with 56 percent at Aug. 31, 2015, and 52 percent at Feb. 28, 2015. The 12 percentage point increase from Aug. 31, 2015, was primarily due to a decrease in shareowners' equity resulting from the $3 billion ASR agreements executed in fiscal year 2016. The 16 percentage point increase from Feb. 28, 2015, was driven by a decrease in shareowners' equity resulting from treasury stock purchases and an increase in long-term debt due to the $800 million debt issuance in April 2015, partially offset by an increase in shareowners' equity as a result of earnings.
We held cash and cash equivalents and short-term investments of $1,062 and $3,748 million as of Feb. 29, 2016, and Aug. 31, 2015, respectively, of which $875 million and $1.0 billion was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.7 billion of the $4.9 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2015. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.
Dividends: In the first half of fiscal year 2016, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payable Date	To Shareowners of Record as of:
Feb. 29, 2016	Jan. 29, 2016	54 cents	April 29, 2016	April 8, 2016
Feb. 29, 2016	Dec. 7, 2015	54 cents	Jan. 29, 2016	Jan. 8, 2016
Capital Expenditures: We expect fiscal year 2016 cash required by investing to be $800 million to $1.0 billion, with the capital expenditures component primarily allocated towards the seeds and genomics segment and growth platforms.
Pension Contributions: In March 2016, we contributed $30 million to our U.S. qualified plan. We expect to contribute an additional $30 million to our U.S. qualified plan in the fourth quarter of fiscal year 2016.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

2016 Disposal: On Nov. 2, 2015, we signed definitive agreements with Deere & Company ("Deere") to sell the Precision Planting equipment business and to enable exclusive third-party near real-time data connectivity between certain John Deere farm equipment and the Climate FieldView platform. Deere, based in Moline, IL, will acquire Precision Planting, while Climate will retain the digital agriculture portfolio that has been integrated into the Climate FieldView platform. The agreements will provide customers with the option to share their agronomic data between the John Deere Operations Center and the Climate FieldView platform and execute agronomic prescriptions with John Deere equipment. Closing is expected to occur in fiscal year 2016 and remains subject to customary closing conditions, including regulatory approvals.
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
Outside of the United States, our businesses will continue to face challenges related to the risks inherent in operating in international markets. We will continue to consider, assess and address these developments and the challenges and issues they place on our businesses. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity. We continuously monitor the potential for currency devaluation in Brazil, Argentina, Venezuela and Ukraine, including changes to exchange rate mechanisms or structures, and the potential impact on future periods. Subsequent to the recent currency devaluations in Argentina and Venezuela, we continue to monitor the economic situations and the impact of currency volatility on earnings.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

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
Our international traits businesses, in particular, are likely to continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic and political environments. Longer term, income is expected to grow in South America as farmers choose to plant more of our approved traits in soybeans, corn and cotton. The agricultural economy in Brazil and Argentina could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil and Argentina against such volatility. India's cotton germplasm and traits business could be significantly impacted by government controlled pricing and uncertainties in the regulatory approval process for new trait introductions.
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

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

As announced on Feb. 9, 2016, Monsanto reached an agreement with the U.S. Securities and Exchange Commission (“SEC”) fully resolving the previously disclosed SEC investigation into the financial reporting of customer incentive programs for glyphosate products in fiscal years 2009, 2010 and 2011. In agreeing to the settlement, Monsanto neither admitted nor denied the SEC’s allegations that the company violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Monsanto agreed to pay an $80 million civil penalty to resolve the investigation, which was fully reserved for and previously disclosed in the company’s financial statements for fiscal year 2015. Monsanto also has retained a consultant to review the company’s financial reporting of the customer incentive programs for its crop protection business. In connection with the settlement, Monsanto’s Chairman and Chief Executive Officer, Hugh Grant and former Chief Financial Officer, Carl M. Casale, reimbursed the company for cash incentives and certain stock awards that they received in fiscal years 2009 and 2010.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2015, except for the update to our policy on Promotional, Advertising and Customer Incentive Program Costs described in Note 1 — Background and Basis of Presentation. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations or liquidity.
The estimates that have an inherently higher degree of uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2015. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability or liquidity for the current period could have been materially different from those presented in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Feb. 29, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Feb. 29, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2016 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2015:
Dec. 1, 2015, through Dec. 31, 2015	33	(2)	$98.52	—		$1,057,358,821
January 2016:
Jan. 1, 2016, through Jan. 31, 2016	3,764,830	(2)	$93.19	3,764,797	(3)	$1,057,358,821
February 2016:
Feb. 1, 2016, through Feb. 29, 2016	33	(2)	$90.00	—		$1,057,358,821
Total	3,764,896		$93.19	3,764,797		$1,057,358,821

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 33 shares withheld for taxes on restricted stock.

(3)	Includes 3.8 million shares received upon final settlement of the Oct. 9, 2015, accelerated share repurchase agreements. See Note 15 - Capital Stock.

In June 2014, the company announced a two-year share repurchase authorization of up to $10 billion of the company's common stock. Purchases under the authorization commenced on July 1, 2014. There were no other publicly announced plans outstanding as of Feb. 29, 2016. The timing and number of shares purchased in the future under the repurchase authorization, if any, depends upon capital needs, market conditions and other factors.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

ITEM 5.	OTHER INFORMATION
On January 11, 2016, the Board of Directors of Monsanto Company approved and adopted an amendment and restatement (the “Amendment”) of Section 8A of the Company’s Bylaws to amend the Company’s “proxy access” provision that permits eligible shareowners to have their own director nominees included in the Company’s proxy materials.  The Amendment eliminates certain restrictions and conditions on use of the proxy access provision by eligible shareowners of the Company.  Pursuant to the proxy access provision, a shareowner or a group of no more than 20 shareowners, who has maintained continuous qualifying ownership of at least three percent of the Company’s outstanding common stock for at least three years and has complied with the other requirements set forth in the Bylaws, may include a specified number of director nominees in the Company’s proxy materials for an annual meeting of shareowners.

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: April 7, 2016

MONSANTO COMPANY	SECOND QUARTER 2016 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Monsanto Company Amended and Restated Bylaws, as amended effective January 11, 2016 (incorporated by reference to Exhibit 3.2(i) of Form 8-K, filed January 11, 2016, File No. 1-16167).
4	Omitted
10.1
Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Proxy Item No. 4: Approval of Performance Goals Under the Monsanto Company Code Section §162(m) Annual Incentive Plan for Covered Executives” on pages 84-85 of the Proxy Statement filed Dec. 10, 2015, File No. 1-16167).†

10.2	Amendment No. 6 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012).†
11	Omitted — see Note 17 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Represents management contract or compensatory plan or arrangement.