Form 10-Q
period 2016-05-31
MONSANTO CO /NEW/
filed 2016-06-30
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 437,575,535 shares of Common Stock, $0.01 par value, outstanding as of June 27, 2016.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public understanding and acceptance of our biotechnology and other agricultural products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; the impact of exploring, responding to, entering into or consummating potential acquisitions or other transactions and proposals; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the recent increases in and expected higher levels of indebtedness; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters, accidents, and security breaches, including cybersecurity incidents, on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2015.
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

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three and nine months ended May 31, 2016, and May 31, 2015, the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended May 31, 2016, and May 31, 2015, the Statements of Consolidated Financial Position as of May 31, 2016, and Aug. 31, 2015, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2016, and May 31, 2015, the Statements of Consolidated Shareowners’ Equity for the nine months ended May 31, 2016, and year ended Aug. 31, 2015, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Net Sales	$4,189	$4,579	$10,940	$12,646
Cost of goods sold	1,809	1,843	5,061	5,460
Gross Profit	2,380	2,736	5,879	7,186
Operating Expenses:
Selling, general and administrative expenses	729	718	1,858	1,945
Research and development expenses	387	374	1,091	1,158
Restructuring charges	15	—	290	—
Total Operating Expenses	1,131	1,092	3,239	3,103
Income from Operations	1,249	1,644	2,640	4,083
Interest expense	100	96	332	303
Interest income	(14)	(18)	(51)	(84)
Other (income) expense, net	(35)	10	160	19
Income from Continuing Operations Before Income Taxes	1,198	1,556	2,199	3,845
Income tax provision	483	401	696	1,051
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$715	$1,155	$1,503	$2,794
Discontinued Operations:
Income from operations of discontinued business	—	—	24	37
Income tax provision	—	—	9	14
Income from Discontinued Operations	—	—	15	23
Net Income	$715	$1,155	$1,518	$2,817
Less: Net (loss) income attributable to noncontrolling interest	(2)	14	(9)	8
Net Income Attributable to Monsanto Company	$717	$1,141	$1,527	$2,809
Amounts Attributable to Monsanto Company:
Income from continuing operations	$717	$1,141	$1,512	$2,786
Income from discontinued operations	—	—	15	23
Net Income Attributable to Monsanto Company	$717	$1,141	$1,527	$2,809
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.64	$2.41	$3.40	$5.81
Income from discontinued operations	—	—	0.03	0.05
Income Attributable to Monsanto Company	$1.64	$2.41	$3.43	$5.86
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.63	$2.39	$3.37	$5.75
Income from discontinued operations	—	—	0.03	0.05
Net Income Attributable to Monsanto Company	$1.63	$2.39	$3.40	$5.80
Weighted Average Shares Outstanding:
Basic	437.1	472.8	444.2	479.5
Diluted	440.3	477.2	448.2	484.3
Dividends Declared per Share	$—	$—	$1.08	$0.98
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited (Dollars in millions)	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Comprehensive Income (Loss) Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$717	$1,141	$1,527	$2,809
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation, net of tax of $3, $18, $2, and $(12), respectively	139	(287)	(127)	(1,393)
Postretirement benefit plan activity, net of tax of $3, $6, $12, and $18, respectively	8	10	24	30
Unrealized net losses on investment holdings, net of tax of $0, $0, $(1), and $0, respectively	—	—	(2)	—
Unrealized net derivative gains (losses), net of tax of $18, $(25), $(3), and $(52), respectively	30	(34)	(1)	(61)
Realized net derivative losses, net of tax of $13, $8, $39, and $23, respectively	15	11	48	34
Total Other Comprehensive Income (Loss), Net of Tax	192	(300)	(58)	(1,390)
Comprehensive Income Attributable to Monsanto Company	$909	$841	$1,469	$1,419
Comprehensive (Loss) Income Attributable to Noncontrolling Interests
Net (Loss) Income Attributable to Noncontrolling Interests	(2)	14	(9)	8
Other Comprehensive Income (Loss)
Foreign currency translation	1	(1)	(1)	(2)
Total Other Comprehensive Income (Loss)	1	(1)	(1)	(2)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	$(1)	$13	$(10)	$6
Total Comprehensive Income	$908	$854	$1,459	$1,425
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions, except share amounts)	As of
	May 31, 2016	Aug. 31, 2015
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2016: $61 and 2015: $112)	$1,205	$3,701
Short-term investments	11	47
Trade receivables, net (variable interest entity restricted - 2016: $55 and 2015: $0)	3,168	1,636
Miscellaneous receivables	744	803
Deferred tax assets	—	743
Inventory, net	3,370	3,496
Assets held for sale	287	7
Other current assets	270	192
Total Current Assets	9,055	10,625
Total property, plant and equipment	10,760	10,428
Less accumulated depreciation	5,766	5,455
Property, Plant and Equipment, Net (variable interest entity restricted - 2016: $1 and 2015: $2)	4,994	4,973
Goodwill	4,003	4,061
Other Intangible Assets, Net	1,151	1,332
Noncurrent Deferred Tax Assets	451	277
Long-Term Receivables, Net	156	42
Other Assets	518	610
Total Assets	$20,328	$21,920
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2016: $99 and 2015: $0)	$2,557	$615
Accounts payable (variable interest entity restricted - 2016: $0 and 2015: $6)	620	836
Income taxes payable	173	234
Accrued compensation and benefits (variable interest entity restricted - 2016: $3 and 2015: $2)	202	304
Accrued marketing programs	1,093	1,492
Deferred revenue	415	370
Grower production accruals	60	39
Dividends payable	—	254
Customer payable	53	72
Restructuring reserves	184	170
Miscellaneous short-term accruals (variable interest entity restricted - 2016: $10 and 2015: $7)	823	791
Total Current Liabilities	6,180	5,177
Long-Term Debt (variable interest entity restricted - 2016: $0 and 2015: $96)	7,948	8,429
Postretirement Liabilities	337	336
Long-Term Deferred Revenue	40	47
Noncurrent Deferred Tax Liabilities	76	340
Long-Term Portion of Environmental and Litigation Liabilities	191	194
Long-Term Restructuring Reserves	123	47
Other Liabilities	319	345
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 611,166,087 and 609,350,452 shares, respectively
Outstanding 437,526,160 and 467,903,711 shares, respectively	6	6
Treasury stock 173,639,927 and 141,446,741 shares, respectively, at cost	(15,053)	(12,053)
Additional contributed capital	11,590	11,464
Retained earnings	11,426	10,374
Accumulated other comprehensive loss	(2,859)	(2,801)
Total Monsanto Company Shareowners’ Equity	5,110	6,990
Noncontrolling Interest	4	15
Total Shareowners’ Equity	5,114	7,005
Total Liabilities and Shareowners’ Equity	$20,328	$21,920
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Nine Months Ended
	May 31, 2016	May 31, 2015
Operating Activities:
Net Income	$1,518	$2,817
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	542	538
Bad-debt expense	81	40
Stock-based compensation expense	88	91
Excess tax benefits from stock-based compensation	(13)	(40)
Deferred income taxes	168	(95)
Restructuring impairments	119	—
Equity affiliate expense, net	6	4
Net gain on sale of a business or other assets	(31)	(3)
Other items	141	107
Changes in assets and liabilities that (required) provided cash, net of acquisitions:
Trade receivables, net	(1,755)	(2,200)
Inventory, net	(6)	(413)
Deferred revenue	61	24
Accounts payable and other accrued liabilities	(588)	(423)
Restructuring, net	90	—
Pension contributions	(47)	(23)
Other items, net	41	(454)
Net Cash Provided (Required) by Operating Activities	415	(30)
Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	—	(28)
Maturities of short-term investments	35	40
Capital expenditures	(666)	(701)
Acquisition of businesses, net of cash acquired	(2)	(8)
Purchases of long-term debt and equity securities	—	(30)
Technology and other investments	(43)	(37)
Other investments and property disposal proceeds	37	5
Net Cash Required by Investing Activities	(639)	(759)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	1,942	15
Short-term debt proceeds	46	20
Short-term debt reductions	(252)	(36)
Long-term debt proceeds	9	1,171
Long-term debt reductions	(305)	(7)
Debt issuance costs	—	(12)
Treasury stock purchases	(3,001)	(705)
Stock option exercises	66	131
Excess tax benefits from stock-based compensation	13	40
Tax withholding on restricted stock and restricted stock units	(22)	(31)
Dividend payments	(727)	(709)
Payments to noncontrolling interests	(2)	(20)
Net Cash Required by Financing Activities	(2,233)	(143)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(39)	(256)
Net Decrease in Cash and Cash Equivalents	(2,496)	(1,188)
Cash and Cash Equivalents at Beginning of Period	3,701	2,367
Cash and Cash Equivalents at End of Period	$1,205	$1,179
See Note 18 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) (1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2014	$6	$(10,032)	$10,003	$9,012	$(1,114)	$39	$7,914
Net income	—	—	—	2,314	—	11	2,325
Other comprehensive loss	—	—	—	—	(1,687)	(4)	(1,691)
Treasury stock purchases	—	(2,021)	1,200	—	—	—	(821)
Restricted stock withholding	—	—	(29)	—	—	—	(29)
Issuance of shares under employee stock plans	—	—	138	—	—	—	138
Net excess tax benefits from stock-based compensation	—	—	40	—	—	—	40
Stock-based compensation expense	—	—	112	—	—	—	112
Cash dividends of $2.01 per common share	—	—	—	(952)	—	—	(952)
Acquisition of noncontrolling interest	—	—	—	—	—	(3)	(3)
Payments to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance as of Aug. 31, 2015	$6	$(12,053)	$11,464	$10,374	$(2,801)	$15	$7,005
Net income (loss)	—	—	—	1,527	—	(9)	1,518
Other comprehensive loss	—	—	—	—	(58)	(1)	(59)
Treasury stock purchases	—	(3,000)	(1)	—	—	—	(3,001)
Restricted stock and restricted stock unit tax withholding	—	—	(22)	—	—	—	(22)
Issuance of shares under employee stock plans	—	—	68	—	—	—	68
Net excess tax benefits from stock-based compensation	—	—	9	—	—	—	9
Stock-based compensation expense	—	—	88	—	—	—	88
Cash dividends of $1.08 per common share	—	—	—	(475)	—	—	(475)
Acquisition of noncontrolling interest	—	—	(16)	—	—	2	(14)
Payments to noncontrolling interest	—	—	—	—	—	(3)	(3)
Balance as of May 31, 2016	$6	$(15,053)	$11,590	$11,426	$(2,859)	$4	$5,114

(1)	See Note 16 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive (loss).
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
On Nov. 2, 2015, the company signed a definitive agreement with Deere & Company to sell the Precision Planting equipment business for approximately $190 million in cash, subject to customary working capital adjustments. As of May 31, 2016, Monsanto has $177 million of assets held for sale and $6 million of liabilities held for sale classified within miscellaneous short-term accruals on the Statement of Consolidated Financial Position related to this transaction. The assets were primarily classified as inventory, net; trade receivables, net; property, plant, and equipment, net; goodwill; and other intangible assets, net as of Aug. 31, 2015, and the liabilities were primarily classified as accrued marketing programs and accounts payable as of Aug. 31, 2015. Closing is expected to occur in calendar year 2016 and remains subject to customary closing conditions including regulatory approvals.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015. Financial information for the third quarter and first nine months of fiscal year 2016 should not be annualized because of the seasonality of the company’s business.
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
In June 2016, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Measurement of Credit Losses on Financial Instruments" which replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2019, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018. This standard will be adopted on a modified retrospective basis. Monsanto is required to adopt this standard in the first quarter of fiscal year 2021, with early adoption permitted in the first quarter of fiscal year 2020. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

In March 2016, the FASB issued accounting guidance, "Improvements to Employee Share-Based Payment Accounting" which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted. Monsanto is required to adopt the standard in the first quarter of fiscal year 2018. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures. In February 2016, the FASB issued accounting guidance, "Leases" which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the Statements of Financial Position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018, with early adoption permitted. This standard will be adopted on a modified retrospective basis. Monsanto is required to adopt the standard in the first quarter of fiscal year 2020. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued accounting guidance, "Balance Sheet Classification of Deferred Taxes" which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Statements of Consolidated Financial Position. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted, including adoption in an interim period, for financial periods not yet reported. Monsanto adopted this standard in the third quarter of 2016 on a prospective basis. The Aug. 31, 2015, financial statements were not retrospectively adjusted. The adoption of this guidance resulted in a material decrease in working capital.

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

In July 2015, the FASB issued accounting guidance, "Simplifying the Measurement of Inventory" which requires inventory to be carried at the lower of cost or net realizable value if the FIFO or average cost method is used. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted. Monsanto is required to adopt this standard in the first quarter of fiscal year 2018. Adoption will be applied prospectively from the beginning of the reporting period in which the standard is adopted. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

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

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
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

In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers" which has been further clarified and amended. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of
Consolidated Financial Position. In August 2015, the FASB amended the guidance to allow for the deferral of the effective date of this standard. The standard is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2017. Accordingly, Monsanto is required to adopt this standard in the first quarter of fiscal year 2019. One-year early adoption is permitted. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

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

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 3.	RESTRUCTURING
Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended	Nine Months Ended
(Dollars in millions)	2016	2016
Cost of Goods Sold(1)	$(1)	$(53)
Restructuring Charges(1)	(15)	(290)
Income from Continuing Operations Before Income Taxes	$(16)	$(343)
Income Tax Provision	7	118
Net Income	$(9)	$(225)

(1)
For the three months ended May 31, 2016, $1 million of restructuring charges in cost of goods sold was recorded to the Seeds and Genomics segment. For the nine months ended May 31, 2016, $53 million of restructuring charges in cost of goods sold was recorded to the Seeds and Genomics segment. For the three months ended May 31, 2016, $15 million of restructuring charges was split by segment as follows: $13 million in Seeds and Genomics and $2 million in Agricultural Productivity. For the nine months ended May 31, 2016, the $290 million of restructuring charges was split by segment as follows: $259 million in Seeds and Genomics and $31 million in Agricultural Productivity.

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
The following table displays the pretax charges incurred by segment under the 2015 Restructuring Plan. There were no charges incurred during the three and nine months ended May 31, 2015.

	Three months ended May 31, 2016			Nine months ended May 31, 2016			Cumulative Amount through May 31, 2016
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$(4)	$—	$(4)	$204	$9	$213	$408	$22	$430
Facility Closures/Exit Costs	5	—	5	11	—	11	11	—	11
Asset Impairments and Write-offs:
Property, plant and equipment	9	2	11	38	2	40	119	2	121
Inventory	1	—	1	38	—	38	89	—	89
Goodwill and other intangible assets	3	—	3	21	20	41	165	20	185
Total Restructuring Charges	$14	$2	$16	$312	$31	$343	$792	$44	$836
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

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table summarizes the activities related to the company's 2015 Restructuring Plan.

(Dollars in millions)	Work Force Reductions(1)	Facility Closures/Exit Costs	Asset Impairments and Write-offs	Total
Beginning Liability as of Aug. 31, 2015	$217	$—	$—	$217
Net restructuring charges recognized in first nine months of fiscal year 2016	213	11	119	343
Cash payments	(123)	(11)	—	(134)
Asset impairments and write-offs	—	—	(119)	(119)
Ending Liability as of May 31, 2016	$307	$—	$—	$307

(1)
The restructuring liability balance included $123 million and $47 million that were recorded in long-term restructuring reserves in the Statements of Consolidated Financial Position as of May 31, 2016, and Aug. 31, 2015, respectively.

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of
(Dollars in millions)	May 31, 2016	Aug. 31, 2015
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$170	$851
Maximum future payout under recourse provisions	5	125
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$19	$124
Maximum future payout under recourse provisions	4	22
Agreements with Lenders(3)
Outstanding balance	$69	$75
Maximum future payout under the guarantee	52	62
The gross amounts of receivables sold under transactions that qualify for sales treatment were:

	Gross Amounts of Receivables Sold
	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$151	$114	$167	$118
European and Latin American agreements to sell trade receivables(2)	6	6	38	43

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

(3)
Monsanto has additional agreements with lenders to establish programs that provide financing for select customers in the United States, Latin America and Europe. Monsanto provides various levels of recourse through guarantees of the accounts in the event of customer default. The term of the guarantee is equivalent to the term of the customer loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $278 million as of May 31, 2016) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company's investment. Credit losses above Monsanto's investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC, and as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities and Cost Basis Investments.
There were no significant recourse or non-recourse liabilities for all programs as of May 31, 2016, and Aug. 31, 2015. There were no significant delinquent loans for all programs as of May 31, 2016, and Aug. 31, 2015.

NOTE 5.	VARIABLE INTEREST ENTITIES AND COST BASIS INVESTMENTS
Variable Interest Entities
Monsanto has a financing program in Brazil that is recorded as a consolidated variable interest entity ("VIE"). For the most part, the Brazil VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. Third parties, primarily investment funds, held senior interest of 88 percent and 90 percent in the entity as of May 31, 2016, and Aug. 31, 2015, respectively, and Monsanto held the remaining 12 percent and ten percent interest, respectively. The senior interests held by third parties are mandatorily redeemable shares and are included in short-term debt in the Statement of Consolidated Financial Position as of May 31, 2016, and are included in long-term debt in the Statement of Consolidated Financial Position as of Aug. 31, 2015.
Under the arrangement, Monsanto is required to maintain an investment in the Brazil VIE of at least ten percent and could be required to provide additional contributions to the Brazil VIE. Monsanto currently has no unfunded commitments to the Brazil VIE. Creditors have no recourse against Monsanto in the event of default by the Brazil VIE. The company’s financial or other support provided to the Brazil VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the Brazil VIE, the Brazil VIE was established to service transactions involving the company, and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the Brazil VIE. As a result, the company is the primary beneficiary of the Brazil VIE, and the Brazil VIE has been consolidated in Monsanto’s consolidated financial statements. The assets of the Brazil VIE may only be used to settle the obligations of the respective entity. Third-party investors in the Brazil VIE do not have recourse to the general assets of Monsanto. See Note 4 — Customer Financing Programs and Note 11 — Fair Value Measurements— for additional information.
Monsanto has entered into several agreements with third parties to establish entities to focus on research and development related to various activities including agricultural fungicides and biologicals for agricultural applications. All such entities are recorded as consolidated VIEs of Monsanto. Under each of the arrangements, Monsanto holds call options to acquire the majority of the equity interests in each research and development VIE from the third-party owners. Monsanto will fund the operations of the research and development VIEs in return for either additional equity interests or to retain the call options. The funding will be provided in separate research phases if research milestones are met. The research and development VIEs were established to perform agricultural-based research and development activities for the benefit of Monsanto, and Monsanto provides all funding of the research and development VIEs' activities. Further, Monsanto has the power to direct the activities most significant to the research and development VIEs. As a result, Monsanto is the primary beneficiary of the research and development VIEs, and the research and development VIEs have been consolidated in Monsanto's consolidated financial statements. The third-party owners of the research and development VIEs do not have recourse to the general assets of Monsanto at any given time relating to the research and development VIEs.
Cost Basis Investments
Monsanto has cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. As of May 31, 2016, and Aug. 31, 2015, these investments were recorded at $84 million and $90 million, respectively. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 6.	RECEIVABLES
Trade receivables in the Statements of Consolidated Financial Position are net of allowances of $86 million and $59 million as of May 31, 2016, and Aug. 31, 2015, respectively.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $303 million and $156 million, and the allowance for credit losses on these receivables was $147 million and $120 million as of May 31, 2016, and Aug. 31, 2015, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net in the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2014	$125
Incremental Provision	9
Recoveries	(3)
Write-offs	(28)
Other(1)	17
Balance as of Aug. 31, 2015	$120
Incremental Provision	4
Recoveries	(1)
Write-offs	(4)
Other(1)	28
Balance as of May 31, 2016	$147
(1)Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	May 31, 2016	Aug. 31, 2015
Finished Goods	$1,582	$1,603
Goods In Process	1,490	1,627
Raw Materials and Supplies	455	420
Inventory at FIFO Cost	3,527	3,650
Excess of FIFO over LIFO Cost	(157)	(154)
Total	$3,370	$3,496

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2016, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2015	$4,004	$57	$4,061
Effect of foreign currency translation and other adjustments	(17)	—	(17)
Reclass to assets held for sale	(41)	—	(41)
Balance as of May 31, 2016	$3,946	$57	$4,003

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The fiscal year 2016 annual goodwill impairment test was performed as of Mar. 1, 2016, and no goodwill impairment existed as of that date. There were no events or circumstances indicating that goodwill might be impaired as of May 31, 2016. See Note 1 — Background and Basis of Presentation — for further information on the reclass to assets held for sale.
Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2016			As of Aug. 31, 2015
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,066	$(767)	$299	$1,074	$(750)	$324
Acquired Intellectual Property	1,041	(576)	465	1,168	(598)	570
Trademarks	333	(148)	185	353	(152)	201
Customer Relationships	299	(217)	82	318	(212)	106
Other	60	(31)	29	176	(146)	30
Total Other Intangible Assets, Finite Lives	$2,799	$(1,739)	$1,060	$3,089	$(1,858)	$1,231
In Process Research & Development, Indefinite Lives	91	—	91	101	—	101
Total Other Intangible Assets	$2,890	$(1,739)	$1,151	$3,190	$(1,858)	$1,332
The decrease in total other intangible assets, net during the nine months ended May 31, 2016, is primarily related to amortization expense and intangible impairments. See Note 11 — Fair Value Measurements and Note 3 — Restructuring — for further information on the impairments.
Total amortization expense of total other intangible assets was $29 million and $34 million for the three months ended May 31, 2016, and May 31, 2015, respectively, and $88 million and $107 million for the nine months ended May 31, 2016, and May 31, 2015, respectively.
The estimated intangible asset amortization expense for fiscal year 2016 through fiscal year 2020 is as follows:

(Dollars in millions)	Amount
2016	$144
2017	147
2018	109
2019	110
2020	107

NOTE 9.	INCOME TAXES
Monsanto recorded a discrete tax expense of $146 million in the first nine months of 2016, primarily as a result of establishing a valuation allowance on Argentina's deferred tax assets, offset by favorable adjustments to our U.S. and Ex-U.S. tax returns filed during the year. Monsanto recorded a discrete tax benefit of $67 million in the first nine months of 2015, primarily as a result of favorable adjustments to our U.S. and Ex-U.S. tax returns filed during the year.

NOTE 10.	DEBT AND OTHER CREDIT ARRANGEMENTS
In April 2016, Monsanto filed a shelf registration with the SEC ("2016 shelf registration") that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.
Monsanto has a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of May 31, 2016, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Monsanto's short-term debt instruments include commercial paper, the current portion of long-term debt and notes payable to banks. As of May 31, 2016, Monsanto had commercial paper borrowings outstanding of $1,926 million which are included in short-term debt on the Statement of Consolidated Financial Position. As of Aug. 31, 2015, there were no commercial paper borrowings outstanding. Additionally, as of May 31, 2016, the mandatorily redeemable shares of the Brazil VIE were classified as short-term debt instruments. These instruments were classified as long-term debt as of Aug. 31, 2015.
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
The fair value of total short-term debt was $2,557 million and $619 million as of May 31, 2016, and Aug. 31, 2015, respectively. The fair value of the total long-term debt was $7,945 million and $8,124 million as of May 31, 2016, and Aug. 31, 2015, respectively. See Note 11 — Fair Value Measurements — for additional information.

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
The following tables set forth by level Monsanto’s assets and liabilities disclosed at fair value on a recurring basis as of May 31, 2016, and Aug. 31, 2015. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at May 31, 2016, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$740	$—	$—	$740
Short-term investments	11	—	—	11
Equity securities	14	—	—	14
Derivative assets related to:
Foreign currency contracts	—	13	—	13
Commodity contracts	18	32	—	50
Total Assets at Fair Value	$783	$45	$—	$828
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$2,458	$99	$2,557
Long-term debt instruments(1)	—	7,945	—	7,945
Derivative liabilities related to:
Foreign currency contracts	—	8	—	8
Commodity contracts	18	47	—	65
Interest rate contracts	—	21	—	21
Total Liabilities at Fair Value	$18	$10,479	$99	$10,596

(1)
Debt instruments, excluding mandatorily redeemable shares, are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

	Fair Value Measurements at Aug. 31, 2015, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$3,213	$—	$—	$3,213
Short-term investments	47	—	—	47
Equity securities	17	—	—	17
Derivative assets related to:
Foreign currency contracts	—	40	—	40
Commodity contracts	1	7	—	8
Interest rate contracts	—	2	—	2
Total Assets at Fair Value	$3,278	$49	$—	$3,327
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$619	$—	$619
Long-term debt instruments(1)	—	8,028	96	8,124
Derivative liabilities related to:
Foreign currency contracts	—	11	—	11
Commodity contracts	35	50	—	85
Total Liabilities at Fair Value	$35	$8,708	$96	$8,839

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

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
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
Short-term debt instruments may consist of commercial paper, current portion of long-term debt, mandatorily redeemable shares and notes payable to banks. Commercial paper and notes payables to banks are recorded at amortized cost in the Statements of Consolidated Financial Position, which approximates fair value. Current portion of long-term debt is measured at fair value for disclosure purposes and determined based on current market yields for Monsanto's debt traded in the secondary market. Mandatorily redeemable shares are recorded in the Statements of Consolidated Financial Position at fair value, which represents the amount of cash the consolidated variable interest entity would pay if settlement occurred as of the respective reporting date. Fair value of the mandatorily redeemable shares of the variable interest entity is calculated using observable and unobservable inputs from an interest rate market in Brazil and stated contractual terms (a Level 3 measurement).
See Note 10 — Debt and Other Credit Arrangements — for additional disclosures. Accretion expense is included in the Statements of Consolidated Operations as interest expense.
Long-term debt was measured at fair value for disclosure purposes and determined based on current market yields for Monsanto's debt traded in the secondary market.
For the nine months ended May 31, 2016, and May 31, 2015, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of May 31, 2016, and Aug. 31, 2015. The following table summarizes the change in fair value of the Level 3 long-term debt instrument for the nine months ended May 31, 2016.

(Dollars in millions)
Balance Aug. 31, 2015(1)	$96
Reclass to short-term	(96)
Balance May 31, 2016	$—

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $274) as of Aug. 31, 2015.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table summarizes the change in fair value of the Level 3 short-term debt instrument for the nine months ended May 31, 2016.

(Dollars in millions)
Balance Aug. 31, 2015	$—
Reclass from long-term	96
Accretion expense	11
Payments	(10)
Effect of foreign currency translation adjustments	2
Balance May 31, 2016(1)	$99

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $278) as of May 31, 2016.
There were no significant measurements of liabilities to their implied fair value on a nonrecurring basis during the nine months ended May 31, 2016, and May 31, 2015.
There were no significant measurements of assets to their implied fair value on a nonrecurring basis during the nine months ended May 31, 2015. Significant measurements during the three and nine months ended May 31, 2016, of assets to their implied fair value on a nonrecurring basis were as follows:
Property, Plant and Equipment, Net: During the three months ended May 31, 2016, property, plant and equipment within the Seeds and Genomics segment with a net book value of $21 million was written down to its implied fair value estimate of $12 million, resulting in an impairment charge of $9 million, with $9 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
During the nine months ended May 31, 2016, property, plant and equipment within the Seeds and Genomics segment with a net book value of $65 million was written down to its implied fair value estimate of $27 million, resulting in an impairment charge of $38 million, with $15 million included in cost of goods sold and $23 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
During the three and nine months ended May 31, 2016, property, plant and equipment within the Agricultural Productivity segment with a net book value of $2 million was written down to its implied fair value of less than $1 million, resulting in an impairment charge of $2 million, with $2 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
Other Intangible Assets, Net: During the three months ended May 31, 2016, other intangible assets within the Seeds and Genomics segment with a net book value of $3 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $3 million, with $3 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
During the nine months ended May 31, 2016, other intangible assets within the Seeds and Genomics segment with a net book value of $19 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $19 million, with $19 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
During the nine months ended May 31, 2016, other intangible assets within the Agricultural Productivity segment with a net book value of $20 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $20 million, with $20 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Other Assets: During the nine months ended May 31, 2016, a long-term investment within the Seeds and Genomics segment with a net book value of $7 million was written down to its implied fair value estimate of $5 million, resulting in an impairment charge of $2 million, with $2 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of May 31, 2016, and Aug. 31, 2015.
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 15 months for foreign currency hedges and 27 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $24 million is expected to be reclassified from accumulated other comprehensive loss into earnings. A pretax loss of less than $1 million during the nine months ended May 31, 2016, and a pretax loss of $2 million during the three and nine months ended May 31, 2015, was reclassified into cost of goods sold in the Statements of Consolidated Operations as a result of the discontinuance of commodity cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. No cash flow hedges were discontinued during the three months ended May 31, 2016.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three and nine months ended May 31, 2016, and May 31, 2015.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of May 31, 2016, and Aug. 31, 2015, are as follows:

	As of
(Dollars in millions)	May 31, 2016	Aug. 31, 2015
Derivatives Designated as Hedges:
Foreign exchange contracts	$427	$456
Commodity contracts	507	591
Interest rate contracts	150	150
Total Derivatives Designated as Hedges	$1,084	$1,197
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$768	$1,926
Commodity contracts	348	163
Interest rate contracts	104	—
Total Derivatives Not Designated as Hedges	$1,220	$2,089

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of May 31, 2016
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$13	$(18)	$(5)	$5	$—
Foreign exchange contracts	8	—	8	—	8
Derivatives not designated as hedges:
Commodity contracts	32	—	32	—	32
Foreign exchange contracts	4	—	4	—	4
Total other current assets	57	(18)	39	5	44	$226	$270
Other assets
Derivatives designated as hedges:
Commodity contracts	5	—	5	—	5
Foreign exchange contracts	1	—	1	—	1
Total other assets	6	—	6	—	6	512	518
Total Asset Derivatives	$63	$(18)	$45	$5	$50
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$18	$(18)	$—	$—	$—
Total other current assets	18	(18)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	17	—	17	—	17
Foreign exchange contracts	4	—	4	—	4
Interest rate contracts	21	—	21	—	21
Derivatives not designated as hedges:
Commodity contracts	24	—	24	—	24
Foreign exchange contracts	4	—	4	—	4
Total miscellaneous short-term accruals	70	—	70	—	70	$753	$823
Other liabilities
Derivatives designated as hedges:
Commodity contracts	6	—	6	—	6
Total other liabilities	6	—	6	—	6	313	319
Total Liability Derivatives	$94	$(18)	$76	$—	$76

(1)
As allowed by the Derivatives and Hedging topic of the ASC, derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2015
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Miscellaneous receivables
Derivatives designated as hedges:
Interest rate contracts	$2	$—	$2	$—	$2
Total miscellaneous receivables	2	—	2	—	2	$801	$803
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	—	(29)	(29)	29	—
Foreign exchange contracts	25	—	25	—	25
Derivatives not designated as hedges:
Commodity contracts	7	—	7	—	7
Foreign exchange contracts	14	—	14	—	14
Total other current assets	46	(29)	17	29	46	146	192
Other assets
Derivatives designated as hedges
Commodity contracts(1)	1	(6)	(5)	6	1
Foreign exchange contracts	1	—	1	—	1
Total other assets	2	(6)	(4)	6	2	608	610
Total Asset Derivatives	$50	$(35)	$15	$35	$50
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$29	$(29)	$—	$—	$—
Total other current assets	29	(29)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	6	(6)	—	—	—
Total other assets	6	(6)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	27	—	27	—	27
Derivatives not designated as hedges:
Commodity contracts	9	—	9	—	9
Foreign exchange contracts	11	—	11	—	11
Total miscellaneous short-term accruals	47	—	47	—	47	$744	$791
Other liabilities
Derivatives designated as hedges:
Commodity contracts	14	—	14	—	14
Total other liabilities	14	—	14	—	14	331	345
Total Liability Derivatives	$96	$(35)	$61	$—	$61

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$(20)	$10	Cost of goods sold
Commodity contracts			(1)	—	Other expense, net
Cash flow hedges:
Foreign currency contracts	$(9)	$(2)	3	10	Net sales
Foreign currency contracts	(1)	7	6	4	Cost of goods sold
Commodity contracts	57	(48)	(34)	(30)	Cost of goods sold
Interest rate contracts	1	(16)	(3)	(3)	Interest expense
Total Derivatives Designated as Hedges	48	(59)	(49)	(9)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			(8)	(3)	Other (income) expense, net
Commodity contracts			7	(12)	Net sales
Commodity contracts			—	(1)	Cost of goods sold
Total Derivatives Not Designated as Hedges			(1)	(16)
Total Derivatives	$48	$(59)	$(50)	$(25)

(1)	Accumulated other comprehensive loss (AOCL).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the three months ended May 31, 2016, and May 31, 2015. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended May 31, 2016, and May 31, 2015.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction gain of $19 million and a loss of $13 million during the three months ended May 31, 2016, and May 31, 2015, respectively.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Nine Months Ended		Nine Months Ended		Statement of Consolidated Operations Classification
(Dollars in millions)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$(19)	$9	Cost of goods sold
Commodity contracts			(1)	—	Other expense, net
Cash flow hedges:
Foreign currency contracts	$(4)	$37	11	24	Net sales
Foreign currency contracts	3	28	19	5	Cost of goods sold
Commodity contracts	20	(91)	(106)	(77)	Cost of goods sold
Interest rate contracts	(23)	(87)	(11)	(9)	Interest expense
Total Derivatives Designated as Hedges	(4)	(113)	(107)	(48)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			(32)	(118)	Other (income) expense, net
Commodity contracts			8	(6)	Net sales
Commodity contracts			1	—	Cost of goods sold
Total Derivatives Not Designated as Hedges			(23)	(124)
Total Derivatives	$(4)	$(113)	$(130)	$(172)

(1)	Accumulated other comprehensive loss (AOCL).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the nine months ended May 31, 2016, and May 31, 2015. No gains or losses were excluded from the assessment of hedge effectiveness during the nine months ended May 31, 2016, and May 31, 2015.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction loss of $169 million and a gain of $94 million during the nine months ended May 31, 2016, and May 31, 2015, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $50 million and $41 million as of May 31, 2016, and Aug. 31, 2015, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of May 31, 2016, and Aug. 31, 2015, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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

Pension Benefits	Three Months Ended May 31, 2016			Three Months Ended May 31, 2015
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$19	$3	$22	$16	$4	$20
Interest Cost on Benefit Obligation	28	2	30	22	2	24
Assumed Return on Plan Assets	(46)	(2)	(48)	(38)	(3)	(41)
Amortization of Unrecognized Net Loss	13	1	14	13	2	15
Total Net Periodic Benefit Cost	$14	$4	$18	$13	$5	$18

Pension Benefits	Nine months ended May 31, 2016			Nine months ended May 31, 2015
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$51	$9	$60	$48	$11	$59
Interest Cost on Benefit Obligation	77	5	82	66	6	72
Assumed Return on Plan Assets	(125)	(6)	(131)	(114)	(9)	(123)
Amortization of Unrecognized Net Loss	39	3	42	39	6	45
Curtailment and Settlement Charge	—	1	1	—	1	1
Total Net Periodic Benefit Cost	$42	$12	$54	$39	$15	$54
In March 2016, Monsanto contributed $30 million to its U.S. qualified plan. Monsanto expects to contribute an additional $30 million to its U.S. qualified plan in the fourth quarter of fiscal year 2016.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015
Service Cost for Benefits Earned During the Period	$2	$2
Interest Cost on Benefit Obligation	1	1
Amortization of Unrecognized Net Gain	(1)	(1)
Total Net Periodic Benefit Cost	$2	$2

Health Care and Other Postretirement Benefits	Nine Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015
Service Cost for Benefits Earned During the Period	$5	$5
Interest Cost on Benefit Obligation	5	4
Amortization of Unrecognized Net Gain	(4)	(3)
Total Net Periodic Benefit Cost	$6	$6

NOTE 14.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and nine months ended May 31, 2016, and May 31, 2015, respectively.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Cost of Goods Sold	$4	$2	$11	$6
Selling, General and Administrative Expenses	11	22	57	69
Research and Development Expenses	6	7	22	23
Restructuring Charges	2	—	2	—
Pre-Tax Stock-Based Compensation Expense	23	31	92	98
Income Tax Benefit	(7)	(10)	(30)	(31)
Net Stock-Based Compensation Expense	$16	$21	$62	$67

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 15.	CAPITAL STOCK
In June 2014, the company announced a two-year share repurchase authorization of up to $10 billion of the company's common stock. As of May 31, 2016, the company had approximately $1.1 billion remaining under the June 2014 share repurchase authorization, which expired on June 24, 2016.
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
On July 1, 2014, Monsanto entered into uncollared ASR agreements with each of JPMorgan and Goldman, Sachs & Co. The ASR agreements were completed and settled in accordance with the terms of the agreements in fiscal year 2015. Under the ASR agreements, the company purchased approximately 51.8 million shares of Monsanto common stock for an aggregate price of $6.0 billion, which was accounted for as an increase to treasury stock. The ASR agreements were entered into pursuant to share repurchase authorizations announced in June 2013 and in June 2014.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 16.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive (Loss) Income
Balance as of Aug. 31, 2014	$(731)	$5	$(167)	$(221)	$(1,114)
Other comprehensive loss before reclassifications	(1,596)	—	(54)	(94)	(1,744)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	31	29	57
Net current-period other comprehensive loss	(1,596)	(3)	(23)	(65)	(1,687)
Balance as of Aug. 31, 2015	$(2,327)	$2	$(190)	$(286)	$(2,801)
Other comprehensive loss before reclassifications	(127)	(2)	(1)	—	(130)
Amounts reclassified from accumulated other comprehensive loss	—	—	48	24	72
Net current-period other comprehensive (loss) income	(127)	(2)	47	24	(58)
Balance as of May 31, 2016	$(2,454)	$—	$(143)	$(262)	$(2,859)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015	Affected Line Item in the Statements of Consolidated Operations
Cash Flow Hedges:
Foreign Exchange Contracts	$(3)	$(10)	$(11)	$(24)	Net sales
Foreign Exchange Contracts	(6)	(4)	(19)	(5)	Cost of goods sold
Commodity Contracts	34	30	106	77	Cost of goods sold
Interest Rate Contracts	3	3	11	9	Interest expense
	28	19	87	57	Total before income taxes
	(13)	(8)	(39)	(23)	Income tax provision
	$15	$11	$48	$34	Net of tax
Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$4	$5	$12	$16	Inventory/Cost of goods sold(1)
Amortization of Unrecognized Net Loss	7	11	24	32	Selling, general and administrative expenses
	11	16	36	48	Total before income taxes
	(3)	(6)	(12)	(18)	Income tax provision
	$8	$10	$24	$30	Net of tax
Total Reclassifications For The Period	$23	$21	$72	$64	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $4 million and $5 million of net periodic benefit cost to inventory, of which approximately $2 million was recognized in cost of goods sold during each of the three months ended May 31, 2016, and May 31, 2015, respectively. The company recorded $12 million and $16 million of net periodic benefit cost to inventory, of which approximately $12 million and $13 million was recognized in cost of goods sold during the nine months ended May 31, 2016, and May 31, 2015, respectively. See Note 13 — Postretirement Benefits - Pensions, Health Care and Other — for additional information.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 17.	EARNINGS PER SHARE
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

	Three Months Ended		Nine Months Ended
(Shares in millions)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Weighted-Average Number of Common Shares	437.1	472.8	444.2	479.5
Dilutive Potential Common Shares	3.2	4.4	4.0	4.8
Antidilutive Potential Common Shares	5.3	1.7	4.9	1.7
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices Greater than the Average Market Price of Common Shares for the Period	3.2	0.1	3.2	0.1

NOTE 18.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Nine Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015
Interest	$256	$212
Taxes	704	900
During the nine months ended May 31, 2016, and May 31, 2015, the company recorded the following noncash transactions:

•	During the nine months ended May 31, 2016, the company recognized noncash transactions related to restructuring. See Note 3 — Restructuring.

•
As of May 31, 2016, and May 31, 2015, the company recognized noncash capital expenditures of $84 million and $93 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

•	During the nine months ended May 31, 2016, and May 31, 2015, the company recognized noncash transactions related to stock-based compensation. See Note 14 — Stock-Based Compensation Plans.

NOTE 19.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which we are party in our own name and proceedings to which our former parent, Pharmacia LLC ("Pharmacia"), or its former subsidiary, Solutia, Inc. ("Solutia"), is a party but that we manage and for which we are responsible pursuant to certain indemnification agreements. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $271 million and $356 million as of May 31, 2016, and Aug. 31, 2015, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015.
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

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2015, and our Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2015, and Feb. 29, 2016, the company is defending legal claims made by plaintiffs allegedly injured by PCBs manufactured by Pharmacia’s chemical business over four decades ago and incorporated into products made, used and sometimes disposed of by others. The company has been named in approximately 30 personal injury lawsuits filed over several years on behalf of approximately 750 persons in state courts in St. Louis, Missouri and Los Angeles, California. The suits primarily claim that plaintiffs’ various forms of non-Hodgkin lymphoma have been caused by exposure to trace levels of PCBs. The company believes it has meritorious legal and factual defenses to these cases and is vigorously defending them. The company is defending these PCB-related claims under indemnity agreements resulting from its 2000 spin-off from Pharmacia and subsequent agreements under Solutia’s February 2008 plan of reorganization. The company also has been named in lawsuits brought by municipal entities claiming that Monsanto, Pharmacia and Solutia, collectively as a manufacturer of PCBs, should be responsible for a variety of damages due to PCBs in bodies of water, regardless of how PCBs came to be located there. The company believes that these novel claims are without merit and is vigorously defending the cases on legal and factual grounds.
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

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 20.	SEGMENT INFORMATION
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
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Net Sales(1)
Corn seed and traits	$1,592	$1,515	$5,024	$5,355
Soybean seed and traits	693	835	1,913	2,114
Cotton seed and traits	285	371	370	484
Vegetable seeds	196	197	526	559
All other crops seeds and traits	441	275	590	480
Total Seeds and Genomics	$3,207	$3,193	$8,423	$8,992
Agricultural productivity	982	1,386	2,517	3,654
Total Agricultural Productivity	$982	$1,386	$2,517	$3,654
Total	$4,189	$4,579	$10,940	$12,646

Gross Profit
Corn seed and traits	$976	$947	$3,063	$3,349
Soybean seed and traits	391	528	1,220	1,413
Cotton seed and traits	205	292	248	370
Vegetable seeds	108	87	244	245
All other crops seeds and traits	369	201	430	296
Total Seeds and Genomics	$2,049	$2,055	$5,205	$5,673
Agricultural productivity	331	681	674	1,513
Total Agricultural Productivity	$331	$681	$674	$1,513
Total	$2,380	$2,736	$5,879	$7,186

EBIT(2)(3)
Seeds and Genomics	$1,094	$1,113	$2,258	$2,979
Agricultural Productivity	187	494	253	1,098
Total	$1,281	$1,607	$2,511	$4,077

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Depreciation and Amortization Expense
Seeds and Genomics	$144	$144	$444	$442
Agricultural Productivity	34	32	98	96
Total	$178	$176	$542	$538

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under U.S. GAAP. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $24 million and $37 million for the nine months ended May 31, 2016, and May 31, 2015, respectively.
A reconciliation of EBIT to net income for each period is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
EBIT(1)	$1,281	$1,607	$2,511	$4,077
Interest Expense — Net	86	78	281	219
Income Tax Provision(2)	478	388	703	1,049
Net Income Attributable to Monsanto Company	$717	$1,141	$1,527	$2,809

(1)	Includes the income from operations of discontinued businesses and the loss from operations of noncontrolling interests.

(2)	Includes the income tax provision on discontinued operations and the income tax benefit of noncontrolling interest.

NOTE 21.	SUBSEQUENT EVENTS
On June 9, 2016, the Board of Directors declared a quarterly dividend on its common shares of 54 cents per share. The dividend is payable on July 29, 2016, to shareowners of record on July 8, 2016.
Effective June 15, 2016, the company signed definitive agreements to sell certain manufacturing assets and contribute to a newly-formed joint venture certain intellectual property, real property and tangible assets related to the company's sorghum business. These agreements will create a global joint venture in sorghum breeding that will help expand the commercial and technology reach of the elite germplasm and remain focused on delivering important product offerings for sorghum growers so that they can continue to benefit from new innovations in the crop. Monsanto will source sorghum products derived from the joint venture and offer these products through certain branded dealer networks globally. Monsanto expects to receive a cash payment of approximately $110 million and minority interest in the newly-formed joint venture, which combined is expected to result in a gain of approximately $145 million in the fourth quarter of the current fiscal year. The closing is expected to occur in fiscal year 2016, subject to customary closing conditions and regulatory approvals.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2015. Financial information for the third quarter and first nine months of fiscal year 2016 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 20 — Segment Information — for a reconciliation of EBIT to net income for the three and nine months ended May 31, 2016, and May 31, 2015.
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

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

Executive Summary
Consolidated Operating Results — Net sales decreased $390 million, or nine percent, in the three-month comparison and $1,706 million, or 13 percent, in the nine-month comparison. The primary contributors to the decrease in the three-month comparison were decreases in agriculture productivity, soybean seed and traits and cotton seed and traits. The decrease in agricultural productivity reflects the absence of a license agreement with The Scotts Miracle Gro Company ("Scotts") entered into in the third quarter of 2015, in addition to lower volume and lower average net selling price of Roundup and other glyphosate-based herbicides. The decrease in soybean seed and traits was primarily driven by lower volumes in the United States, and the decrease in cotton seed and traits was primarily due to lower average net selling price resulting from new government regulations in India. Both segments were also negatively impacted by foreign currency, primarily in Brazil. These factors were partially offset by a net sales increase in all other crops seeds and traits, which was driven by commercial and research agreements entered into in the third quarter of 2016 to license our alfalfa traits and technology to a third party, which resulted in upfront revenue accounted for as an exclusive perpetual license to intellectual property, and a net sales increase in corn seed and traits, primarily driven by higher volumes in the United States.
The primary contributors to the decrease in the nine-month comparison were decreases in agriculture productivity, corn seed and traits, soybean seed and traits, and cotton seed and traits. The decrease in agricultural productivity was due to lower volume, the absence of the Scotts license agreement that existed in the prior year third quarter, in addition to lower average net selling price of Roundup and other glyphosate-based herbicides in key regions. The decrease in corn seed and traits was primarily driven by lower average net selling price, while the decrease in soybean seed and traits was primarily due to lower volumes in the United States, and the decrease in cotton seed and traits was primarily due to lower average net selling price resulting from new government regulations in India. Both segments were also negatively impacted by foreign currency, primarily in Brazil, Mexico and Europe. These factors were partially offset by a net sales increase in all other crops seeds and traits, which was driven by commercial and research agreements entered into in the third quarter of 2016 related to our alfalfa traits and technology.
For a detailed discussion of the factors affecting net sales, cost of goods sold, and gross profit, see the "Seeds and Genomics Segment" and "Agricultural Productivity Segment" sections in this MD&A.
Net income attributable to Monsanto Company was $1.63 per share in the third quarter of 2016, compared to $2.39 per share in the third quarter of 2015. Net income attributable to Monsanto Company was $3.40 per share in the first nine months of 2016, compared to $5.80 per share in the first nine months of 2015.
Financial Condition, Liquidity and Capital Resources — At May 31, 2016, working capital was $2,875 million compared with $6,492 million at May 31, 2015, a decrease of $3,617 million, and compared with $5,448 million at Aug. 31, 2015, a decrease of $2,573 million. For a detailed discussion of the factors affecting the working capital comparison, see the "Working Capital and Financial Condition" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
In the first nine months of 2016, net cash provided by operating activities was $415 million compared with $30 million required in the first nine months of 2015. Net cash required by investing activities was $639 million in the first nine months of 2016 compared with $759 million in the first nine months of 2015. Free cash flow was an outflow of $224 million in the first nine months of 2016 compared with an outflow of $789 million in the first nine months of 2015. For a detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
At May 31, 2016, our debt-to-capital ratio was 67 percent compared with 56 percent at Aug. 31, 2015. The 11 percentage point increase from Aug. 31, 2015, was primarily due to a decrease in shareowners' equity resulting from treasury stock purchases during the first nine months of fiscal year 2016 and an increase in short-term debt due to commercial paper outstanding at May 31, 2016.
Effective June 15, 2016, we signed definitive agreements to sell certain manufacturing assets and contribute to a newly-formed joint venture certain intellectual property, real property and tangible assets related to the company's sorghum business. These agreements will create a global joint venture in sorghum breeding that will help expand the commercial and technology reach of the elite germplasm and remain focused on delivering important product offerings for sorghum growers so that they can continue to benefit from new innovations in the crop. We will source sorghum products derived from the joint venture and offer these products through certain branded dealer networks globally. For a detailed discussion see the "Capital Resources and Liquidity" section of the "Financial Condition, Liquidity and Capital Resources" section in this MD&A.
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

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
(Dollars in millions, except per share amounts)	May 31, 2016	May 31, 2015	Increase/ (Decrease)	May 31, 2016	May 31, 2015	Increase/ (Decrease)
Net Sales	$4,189	$4,579	(9)%	$10,940	$12,646	(13)%
Cost of goods sold	1,809	1,843	(2)%	5,061	5,460	(7)%
Gross Profit	2,380	2,736	(13)%	5,879	7,186	(18)%
Operating Expenses:
Selling, general and administrative expenses	729	718	2%	1,858	1,945	(4)%
Research and development expenses	387	374	3%	1,091	1,158	(6)%
Restructuring charges	15	—	NM	290	—	NM
Total Operating Expenses	1,131	1,092	4%	3,239	3,103	4%
Income from Operations	1,249	1,644	(24)%	2,640	4,083	(35)%
Interest expense	100	96	4%	332	303	10%
Interest income	(14)	(18)	(22)%	(51)	(84)	(39)%
Other (income) expense, net	(35)	10	NM	160	19	NM
Income from Continuing Operations Before Income Taxes	1,198	1,556	(23)%	2,199	3,845	(43)%
Income tax provision	483	401	20%	696	1,051	(34)%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	715	1,155	(38)%	$1,503	$2,794	(46)%
Discontinued Operations:
Income from operations of discontinued business	—	—	NM	24	37	(35)%
Income tax provision	—	—	NM	9	14	(36)%
Income from Discontinued Operations	—	—	NM	15	23	(35)%
Net Income	$715	$1,155	(38)%	$1,518	$2,817	(46)%
Less: Net (loss) income attributable to noncontrolling interest	(2)	14	NM	(9)	8	NM
Net Income Attributable to Monsanto Company	$717	$1,141	(37)%	$1,527	$2,809	(46)%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.63	$2.39	(32)%	$3.37	$5.75	(41)%
Income from discontinued operations	—	—	NM	0.03	0.05	(40)%
Net Income Attributable to Monsanto Company	$1.63	$2.39	(32)%	$3.40	$5.80	(41)%
NM = Not Meaningful

Effective Tax Rate	40%	26%		32%	27%

Comparison as a Percent of Net Sales:
Cost of goods sold	43%	40%		46%	43%
Gross profit	57%	60%		54%	57%
Selling, general and administrative expenses	17%	16%		17%	15%
Research and development expenses	9%	8%		10%	9%
Total operating expenses	27%	24%		30%	25%
Income from continuing operations before income taxes	29%	34%		20%	30%
Net income attributable to Monsanto Company	17%	25%		14%	22%

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

Third Quarter Fiscal Year 2016
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:
Net sales decreased $390 million, or nine percent, in third quarter of 2016 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased $14 million, and our Agricultural Productivity segment net sales decreased $404 million in the three-month comparison.
The following table presents the percentage increase/(decrease) in third quarter of 2016 worldwide net sales by segment compared with net sales in the prior year quarter, including the effects of volume, price and currency:

	Third Quarter 2016 Percentage Change in Net Sales vs. Third Quarter 2015
	Volume	Price(1)(2)	Currency	Total
Seeds and Genomics Segment	2%	—%	(2)%	—%
Agricultural Productivity Segment	(4)%	(23)%	(2)%	(29)%
Total Monsanto Company	—%	(7)%	(2)%	(9)%
(1) Seeds and Genomics Segment included the impact of commercial and research agreements entered into in the third quarter of 2016 to license our alfalfa traits and technology to a third party, which resulted in upfront revenue of approximately $210 million accounted for as an exclusive perpetual license to intellectual property.
(2) Agricultural Productivity Segment included the impact of the agreement with Scotts entered into in the third quarter of 2015, which resulted in $274 million of upfront revenue accounted for as a perpetual license to intellectual property.
Cost of goods sold for the total company decreased $34 million, or two percent, in the three-month comparison. Cost of goods sold as a percent of net sales for the total company increased three percentage points to 43 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales remained consistent at 36 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales increased 15 percentage points to 66 percent.
The following table represents the percentage increase/(decrease) in third quarter of 2016 worldwide cost of goods sold by segment compared with cost of goods sold in the prior year quarter, including the effects of volume, costs and currency:

	Third Quarter 2016 Percentage Change in Cost of Goods Sold vs. Third Quarter 2015
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	1%	2%	(1)%	2%
Agricultural Productivity Segment	(7)%	2%	(3)%	(8)%
Total Monsanto Company	(2)%	2%	(2)%	(2)%
(1) Seeds and Genomics Segment includes $1 million of restructuring charges related to discontinued products. See Note 3 — Restructuring — for further information.

Gross profit decreased $356 million in the three-month comparison. Gross profit as a percent of net sales for the total company decreased three percentage points to 57 percent in the third quarter of 2016. Our Seeds and Genomics segment gross profit as a percent of net sales remained consistent at 64 percent, and our Agricultural Productivity segment gross profit as a percent of net sales decreased 15 percentage points to 34 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $39 million in the third quarter of fiscal year 2016 compared to the prior year comparable quarter. In the third quarter of 2016, SG&A expenses increased $11 million, and R&D expenses increased $13 million. As a percent of net sales, SG&A expenses increased one percentage point to 17 percent and R&D expenses increased one percentage point to nine percent for the third quarter of 2016 compared to the prior year quarter. Restructuring charges were $15 million in the third quarter of 2016 as a result of the 2015 Restructuring Plan discussed in Note 3 — Restructuring. There were no restructuring charges recognized in the third quarter of 2015.
Other (income) expense — net was income of $35 million in the third quarter of 2016, a $45 million change from expense of $10 million in the third quarter of 2015. The change was primarily the result of non core asset sales in the United States and Europe in the 2016 period.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

Income tax provision was $483 million in the third quarter of 2016, an increase of $82 million from the prior year quarter, primarily as a result of higher discrete tax expense, offset by a decrease in pretax income. We recorded a discrete tax expense of $187 million in the third quarter of 2016, primarily as a result of establishing a valuation allowance on Argentina's deferred tax assets. Due to losses generated in Argentina in the current year as well as recent uncertainties around our Argentina business, we evaluated the recoverability of Argentina’s deferred tax assets and determined a valuation allowance was necessary. This discrete expense was partially offset by favorable adjustments to our Ex-U.S. tax returns filed during the quarter. We recorded a discrete tax benefit of $43 million in the third quarter of 2015. The effective tax rate increased to 40 percent from 26 percent in the third quarter of 2015. Without the impact of discrete tax adjustments, our effective tax rate for the third quarter of 2016 would have been lower than the third quarter of 2015 rate, primarily due to foreign tax credits.
First Nine Months of Fiscal Year 2016
The following explanations discuss the significant components of our results of operations that affected the nine-month comparison of fiscal years 2016 and 2015 income from continuing operations:
Net sales decreased $1,706 million, or 13 percent, in the first nine months of 2016 from the same period a year ago. Our Seeds and Genomics segment net sales decreased $569 million, and our Agricultural Productivity segment net sales decreased $1,137 million.
The following table presents the percentage increase/(decrease) in the first nine months of 2016 worldwide net sales by segment compared with net sales in the prior year first nine months, including the effects of volume, price and currency:

	First Nine Months 2016 Percentage Change in Net Sales vs. First Nine Months 2015
	Volume	Price(1)(2)	Currency	Total
Seeds and Genomics Segment	(2)%	1%	(5)%	(6)%
Agricultural Productivity Segment	(11)%	(14)%	(6)%	(31)%
Total Monsanto Company	(5)%	(3)%	(5)%	(13)%
(1) Seeds and Genomics Segment included the impact of commercial and research agreements entered into in the third quarter of 2016 to license our alfalfa traits and technology to a third party, which resulted in upfront revenue of approximately $210 million accounted for as an exclusive perpetual license to intellectual property.
(2) Agricultural Productivity Segment included the impact of the agreement with Scotts entered into in the third quarter of 2015, which resulted in $274 million of upfront revenue accounted for as a perpetual license to intellectual property.
Cost of goods sold decreased $399 million in the first nine months of 2016 from the same period a year ago. Cost of goods sold as a percent of net sales for the total company increased three percentage points to 46 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales increased one percentage point to 38 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales increased 14 percentage points to 73 percent.
The following table represents the percentage increase/(decrease) in the first nine months of 2016 worldwide cost of goods sold by segment compared with cost of goods sold in the prior year first nine months, including the effects of volume, costs and currency:

	First Nine Months 2016 Percentage Change in Cost of Goods Sold vs. First Nine Months 2015
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	(1)%	4%	(6)%	(3)%
Agricultural Productivity Segment	(13)%	4%	(5)%	(14)%
Total Monsanto Company	(6)%	4%	(5)%	(7)%
(1) Seeds and Genomics Segment includes $53 million of restructuring charges related to discontinued products. See Note 3 — Restructuring — for further information.
Gross profit decreased $1,307 million in the first nine months of 2016 from the same period a year ago. Gross profit as a percent of net sales for the total company decreased three percentage points to 54 percent in the first nine months of 2016. Our Seeds and Genomics segment gross profit as a percent of net sales decreased one percentage point to 62 percent, and our Agricultural Productivity segment gross profit as a percent of net sales decreased 14 percentage points to 27 percent in the first nine months of 2016.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $136 million in the first nine months of 2016 from the prior year comparable period. Restructuring charges were $290 million in the first nine months of fiscal year 2016 as a result of the 2015 Restructuring Plan discussed in Note 3 — Restructuring. There were no restructuring charges recognized in the first nine months of fiscal year 2015. In the nine-month comparison, SG&A expenses decreased $87 million, primarily due to decreased employee incentive awards and currency impacts, and R&D expenses decreased $67 million, primarily due to currency impacts, decreased operational spend and realized impacts from the global transformation. As a percent of net sales, SG&A expenses increased two percentage points to 17 percent, and R&D expenses increased one percentage point to ten percent compared to the prior year period.
Other expense — net increased $141 million in the first nine months of 2016. The increase was primarily the result of foreign currency losses largely related to the Argentine peso partially offset by non core asset sales in the United States and Europe.
Income tax provision was $696 million in the first nine months of 2016, a decrease of $355 million from the prior year comparable period, primarily as a result of the decrease in pretax income, offset by a higher discrete tax expense. We recorded a discrete tax expense of $146 million in the first nine months of 2016, primarily as a result of establishing a valuation allowance on Argentina's deferred tax assets. Due to losses generated in Argentina in the current year as well as recent uncertainties around our Argentina business, we evaluated the recoverability of Argentina’s deferred tax assets and determined a valuation allowance was necessary. This discrete expense was offset by favorable adjustments to our U.S. and Ex-U.S. tax returns filed during the year. We recorded a discrete tax benefit of $67 million in the first nine months of 2015. The effective tax rate increased to 32 percent from 27 percent in the prior year comparable period. Without the impact of discrete tax adjustments, our effective tax rate for the first nine months of 2016 would have been lower than the first nine months of 2015 rate, primarily due to foreign tax credits.

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Nine Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015	Increase/ (Decrease)	May 31, 2016	May 31, 2015	Increase/ (Decrease)
Net Sales
Corn seed and traits	$1,592	$1,515	5%	$5,024	$5,355	(6)%
Soybean seed and traits	693	835	(17)%	1,913	2,114	(10)%
Cotton seed and traits	285	371	(23)%	370	484	(24)%
Vegetable seeds	196	197	(1)%	526	559	(6)%
All other crops seeds and traits	441	275	60%	590	480	23%
Total Net Sales	$3,207	$3,193	—%	$8,423	$8,992	(6)%
Gross Profit
Corn seed and traits	$976	$947	3%	$3,063	$3,349	(9)%
Soybean seed and traits	391	528	(26)%	1,220	1,413	(14)%
Cotton seed and traits	205	292	(30)%	248	370	(33)%
Vegetable seeds	108	87	24%	244	245	—%
All other crops seeds and traits	369	201	84%	430	296	45%
Total Gross Profit	$2,049	$2,055	—%	$5,205	$5,673	(8)%
EBIT(1)	$1,094	$1,113	(2)%	$2,258	$2,979	(24)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 20 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2016
Net Sales for the Seeds and Genomics segment increased $14 million in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015. The net sales increase of $166 million in all other crops seeds and traits was primarily driven by commercial and research agreements entered into in the third quarter of 2016 related to our alfalfa traits and technology, which resulted in approximately $210 million of upfront revenue accounted for as an exclusive perpetual license to intellectual property. The net sales increase of $77 million in corn seed and traits was primarily driven by higher volumes in the United States resulting from increased acres and timing of sales due to demand shifts, partially offset by decreased average net selling

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

price in the United States due to higher discounting to counter competitive offers and unfavorable currency impacts in Mexico. The net sales decrease of $142 million in soybean seed and traits was primarily driven by lower volumes in the United States resulting from the delay in Roundup Ready XTEND approvals and decreased planted acres. The net sales decrease of $86 million in cotton seed and traits was primarily due to lower average net selling price in India as a result of new government regulations.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $20 million, or two percent, to $1,158 million in the third quarter of 2016 compared to $1,138 million in the third quarter of 2015. The increase was primarily the result of higher sales volumes in corn seed and traits and lower manufacturing utilization, partially offset by lower sales volumes in soybean seed and traits and additional launch costs related to Roundup Ready XTEND.
Gross profit for the Seeds and Genomics segment decreased $6 million in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015. Gross profit as a percent of net sales for the segment remained consistent at 64 percent in the third quarter of 2016 compared to the third quarter of 2015.
Seeds and Genomics Financial Performance — First Nine Months Fiscal Year 2016
Net Sales for the Seeds and Genomics segment decreased $569 million in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. The net sales decrease of $331 million in corn seed and traits was primarily driven by unfavorable currency impacts in Brazil, Mexico and Europe and decreased average net selling price. The decreased average net selling price was primarily due to geographic mix and higher discounting to counter competitive offers in the United States, partially offset by germplasm and trait mix lift in Brazil. The currency and price impacts were partially offset by higher volumes in the United States due to increased acres. The net sales decrease of $201 million in soybean seed and traits was primarily due to lower volumes in the United States resulting from the delay in Roundup Ready XTEND approvals and decreased planted acres and unfavorable currency impacts in Brazil. The net sales decreases in soybean seed and traits were partially offset by an increased average net selling price in Brazil and Argentina related to increased sales of Intacta RR2 PRO. The net sales decrease of $114 million in cotton seed and traits was primarily due to lower average net selling price in India as a result of new government regulations and lower planted area. The net sales increase of $110 million in all other crops seeds and traits was primarily driven by commercial and research agreements entered into in the third quarter of 2016 related to our alfalfa traits and technology, which resulted in approximately $210 million of upfront revenue accounted for as an exclusive perpetual license to intellectual property, partially offset by lower sales volumes of canola seed in Canada as a result of market conditions.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $101 million, or three percent, to $3,218 million in the first nine months of 2016 compared to $3,319 million in the first nine months of 2015. The decrease was primarily the result of currency impacts and lower sales volumes in soybean seed and traits as noted in the net sales discussion, partially offset by and corn lower manufacturing utilization, Roundup Ready XTEND launch costs, and restructuring charges related to discontinued products.
Gross profit for the Seeds and Genomics segment decreased $468 million in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. Gross profit as a percent of net sales for the segment decreased one percentage point to 62 percent in the first nine months of 2016 compared to the first nine months of 2015.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Nine Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015	Increase/ (Decrease)	May 31, 2016	May 31, 2015	Increase/ (Decrease)
Net Sales
Agricultural productivity	$982	$1,386	(29)%	$2,517	$3,654	(31)%
Total Net Sales	$982	$1,386	(29)%	$2,517	$3,654	(31)%
Gross Profit
Agricultural productivity	$331	$681	(51)%	$674	$1,513	(55)%
Total Gross Profit	$331	$681	(51)%	$674	$1,513	(55)%
EBIT(1)	$187	$494	(62)%	$253	$1,098	(77)%

(1)
EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 20 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2016
Net sales in our Agricultural Productivity segment decreased $404 million in the third quarter of 2016 compared to the third quarter of 2015 primarily due to the absence of the license agreement that existed in the prior year third quarter and decreased sales of Roundup and other glyphosate-based herbicides. The decreased sales in Roundup and other glyphosate-based herbicides were primarily driven by lower volumes in Brazil and our global supply business due to pressure from generic products and lower average net selling price globally due to the decline in acid prices.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $54 million, or eight percent, in the third quarter of 2016 to $651 million compared to $705 million in the third quarter of 2015. Roundup and other glyphosate-based herbicides cost of goods sold declined as a result of lower sales volumes when compared to the third quarter of 2015.

The net sales and cost of goods sold discussed above resulted in $350 million lower gross profit in the third quarter of 2016 compared to the third quarter of 2015. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased 15 percentage points to 34 percent in the third quarter of 2016 compared to 49 percent in the third quarter of 2015. This decrease is primarily due to the absence of the license agreement that existed in the prior year third quarter and lower average net selling price as noted in the net sales discussion.
Agricultural Productivity Financial Performance — First Nine Months Fiscal Year 2016
Net sales in our Agricultural Productivity segment decreased $1,137 million in the first nine months of 2016 compared to the first nine months of 2015 primarily due to decreased sales of Roundup and other glyphosate-based herbicides. The decreased sales in Roundup and other glyphosate-based herbicides were primarily driven by lower volumes in South America, the United States, and our global supply business due to pressure from generic products and timing of shipments, the absence of the license agreement that existed in the prior year third quarter, lower average net selling price globally due to the decline in acid prices and unfavorable currency impact in Brazil.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $298 million, or 14 percent, in the first nine months of 2016 to $1,843 million compared to $2,141 million in the first nine months of 2015. Roundup and other glyphosate-based herbicides cost of goods sold declined as a result of lower sales volumes and currency impacts when compared to the first nine months of 2015.

The net sales and cost of goods sold discussed above resulted in $839 million lower gross profit in the first nine months of 2016 compared to the first nine months of 2015. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased 14 percentage points to 27 percent in the first nine months of 2016 compared to 41 percent in the first nine months of 2015. This decrease is primarily due to the absence of the license agreement that existed in the prior year third quarter, lower average net selling price and unfavorable currency impacts as noted in the net sales discussion.

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
In the nine months ended May 31, 2016, pretax restructuring charges of $343 million were recorded within the Statement of Consolidated Operations, of which $53 million and $290 million were included in cost of goods sold and restructuring charges, respectively. For additional information on the 2015 Restructuring Plan, see Item I — Financial Statements — Note 3 — Restructuring.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of
(Dollars in millions, except current ratio)	May 31, 2016	May 31, 2015	Aug. 31, 2015
Cash and Cash Equivalents(1)	$1,205	$1,179	$3,701
Trade Receivables, Net(1)	3,168	3,998	1,636
Inventory, Net	3,370	3,625	3,496
Other Current Assets(2)	1,312	1,787	1,792
Total Current Assets	$9,055	$10,589	$10,625
Short-Term Debt, including current portion of long-term debt(1)	$2,557	$587	$615
Accounts Payable(1)	620	686	836
Accrued Liabilities(1)(3)	3,003	2,824	3,726
Total Current Liabilities	$6,180	$4,097	$5,177
Working Capital(4)	$2,875	$6,492	$5,448
Current Ratio(4)	1.47:1	2.58:1	2.05:1

(1)
May include restrictions as a result of variable interest entities. See the Statements of Consolidated Financial Position and Note 5 — Variable Interest Entities and Cost Basis Investments — for more information.

(2)	Includes short-term investments, miscellaneous receivables, deferred tax assets, assets held for sale and other current assets.

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
May 31, 2016, compared with Aug. 31, 2015: Working capital decreased $2,573 million, or 47 percent, between Aug. 31, 2015, and May 31, 2016, primarily because of the following factors:

•
Cash and cash equivalents decreased $2,496 million between respective periods primarily due to treasury share purchases, dividend payments, and short and long-term debt repayments during the first nine months of fiscal year 2016, partially offset by cash receipts from customers, commercial paper borrowings, and our alfalfa traits and technology license agreement, which resulted in approximately $210 million of upfront revenue.

•
Inventory decreased $126 million between respective periods primarily due to lower global corn production plans, partially offset by increased crop protection volumes due to lower sales in the first nine months of fiscal year 2016 and an inventory build to support the Roundup Ready XTEND platform.

•
Other current assets decreased $480 million between respective periods primarily due to a decrease in deferred tax assets of $743 million between respective periods resulting from the adoption of "Balance Sheet Classification of Deferred Taxes" during the third quarter of fiscal year 2016. See Note 2 — New Accounting Standards for further information. This decrease was partially offset by an increase in assets held for sale of $280 million between respective periods due to the classification of assets held for sale related to the sale of the Precision Planting equipment business and the sale of packaging materials.

•	Short-term debt, including the current portion of long-term debt, increased $1,942 million primarily due to $1,926 million of commercial paper outstanding at May 31, 2016.
These decreases to working capital between May 31, 2016, and Aug. 31, 2015, were partially offset by the following factors:

•	Trade receivables, net increased $1,532 million between respective periods primarily due to the seasonality of our business and timing of collections.

•	Accounts payable decreased $216 million between respective periods primarily due to timing of payments and cost savings initiatives resulting in decreased spending.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

•	Accrued liabilities decreased $723 million between respective periods due to the following fluctuations:

◦
Accrued compensation and benefits decreased $102 million between respective periods due to the payment of annual employee incentive awards related to the prior fiscal year, partially offset by current year incentive accruals.

◦
Accrued marketing programs decreased $399 million between respective periods primarily due to 2016 payments made on fiscal year 2015 programs, partially offset by lower accruals for fiscal year 2016 programs due to decreased sales.

◦	Dividends payable decreased $254 million due to the timing of dividend declarations and payments.
May 31, 2016, compared with May 31, 2015: Working capital decreased $3,617 million between May 31, 2015, and May 31, 2016, primarily because of the following factors:

•	Trade receivables, net decreased $830 million between respective periods primarily due to lower sales and timing of collections.

•
Inventory, net decreased $255 million primarily because of lower global corn production, partially offset by increased crop protection volumes due to lower sales in the first nine months of fiscal year 2016 and an inventory build to support the Roundup Ready XTEND platform.

•	Other current assets decreased $475 million between respective periods primarily due to the following fluctuations:

◦
Miscellaneous receivables decreased $133 million between respective periods primarily due to a change in the BioAg Alliance whereas we now directly manage customer collections and remit to Novozymes their net share of earnings.

◦
Deferred tax assets decreased $697 million between respective periods due to the adoption of "Balance Sheet Classification of Deferred Taxes" during the third quarter of fiscal year 2016. See Note 2 — New Accounting Standards for further information.

These decreases in current assets were offset primarily by the following factor:

◦	Assets held for sale increased $287 million due to the reclassification of assets held for sale related to the sale of the Precision Planting equipment business and the sale of packaging materials.

•	Short-term debt, including the current portion of long-term debt, increased $1,970 million between respective periods primarily due to $1,926 million of commercial paper outstanding at May 31, 2016.

•	Accrued liabilities increased $179 million between respective periods due to the following fluctuations:

◦	Accrued marketing programs increased $157 million between respective periods primarily due to increased discounting to counter competitive offers in the United States.

◦	Restructuring reserves increased $184 million as a result of the 2015 Restructuring Plan.
These increases in accrued liabilities were offset primarily by the following factors:

◦	Income taxes payable decreased $173 million primarily due to lower pretax income.
These decreases to working capital between May 31, 2016, and May 31, 2015, were offset by the following factor:

•	Accounts payable decreased $66 million between respective periods due to timing of payments and cost savings initiatives resulting in decreased spending.

Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of May 31, 2016, the programs had $189 million in outstanding balances, and we received $205 million of proceeds during the first nine months of fiscal year 2016 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $61 million as of May 31, 2016. See Note 4 — Customer Financing Programs — for further discussion of these programs.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

Cash Flow

	Nine Months Ended
(Dollars in millions)	May 31, 2016	May 31, 2015
Net Cash Provided (Required) by Operating Activities	$415	$(30)
Net Cash Required by Investing Activities	(639)	(759)
Free Cash Flow(1)	(224)	(789)
Net Cash Required by Financing Activities	(2,233)	(143)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(39)	(256)
Net Decrease in Cash and Cash Equivalents	(2,496)	(1,188)
Cash and Cash Equivalents at Beginning of Period	3,701	2,367
Cash and Cash Equivalents at End of Period	$1,205	$1,179

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in Overview of MD&A for a further discussion).

Operating: The increase in cash provided by operating activities in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to decreased inventory production plans and lower grower payments, operational spend and tax payments. These factors were partially offset by lower net income in the first nine months of 2016.
Investing: The decrease in cash required by investing activities in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to a decrease in capital expenditures, decreased purchases of long-term debt and equity securities and short-term investments, and cash proceeds on the sale of non-core assets in the first nine months of 2016.
Financing: The increase in cash required by financing activities in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to treasury stock purchases related to the $3 billion ASR agreements and long-term and short-term debt reductions, partially offset by the increase in commercial paper borrowings.
Capital Resources and Liquidity

	As of		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	May 31, 2016	May 31, 2015	2015
Short-Term Debt	$2,557	$587	$615
Long-Term Debt	7,948	8,396	8,429
Total Monsanto Company Shareowners’ Equity	5,110	8,338	6,990
Debt-to-Capital Ratio(1)	67%	52%	56%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had commercial paper borrowings of $1,926 million outstanding as of May 31, 2016.
Share Repurchases: In June 2014, the company announced a two-year repurchase authorization of up to $10 billion of the company's common stock. As of May 31, 2016, we had approximately $1.1 billion remaining under the June 2014 share repurchase authorization, which expired on June 24, 2016. We would expect to incur additional long-term and short-term debt, in addition to our cash resources, to fund the share repurchases and for other general corporate purposes. The timing and number of shares purchased in the future under the repurchase authorization, if any, depends upon capital needs, market conditions and other factors.
Debt and Other Credit Arrangements: In April 2016, Monsanto filed a shelf registration with the SEC ("2016 shelf registration") that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

We have a $3 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of May 31, 2016, we did not have any borrowings under this credit facility and we were in compliance with all debt covenants.
As of May 31, 2016, our debt-to-capital ratio was 67 percent compared with 56 percent at Aug. 31, 2015, and 52 percent at May 31, 2015. The 11 percentage point increase from Aug. 31, 2015, was primarily due to a decrease in shareowners' equity resulting from the $3 billion ASR agreements executed in fiscal year 2016 and an increase in short-term debt due to commercial paper outstanding at May 31, 2016. The 15 percentage point increase from May 31, 2015, was driven by a decrease in shareowners' equity resulting from treasury stock purchases and an increase in short-term debt due to commercial paper outstanding at May 31, 2016, partially offset by an increase in shareowners' equity as a result of earnings.
We held cash and cash equivalents and short-term investments of $1,216 million and $3,748 million as of May 31, 2016, and Aug. 31, 2015, respectively, of which $1.1 billion and $1.0 billion was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.7 billion of the $4.9 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2015. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.
Dividends: In the first nine months of fiscal year 2016, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payable Date	To Shareowners of Record as of:
May 31, 2016	June 9, 2016	54 cents	July 29, 2016	July 8, 2016
Feb. 29, 2016	Jan. 29, 2016	54 cents	April 29, 2016	April 8, 2016
Feb. 29, 2016	Dec. 7, 2015	54 cents	Jan. 29, 2016	Jan. 8, 2016
Capital Expenditures: We expect fiscal year 2016 cash required by investing to be $700 million to $900 million, with the capital expenditures component primarily allocated towards the seeds and genomics segment and growth platforms.
Pension Contributions: In March 2016, we contributed $30 million to our U.S. qualified plan. We expect to contribute an additional $30 million to our U.S. qualified plan in the fourth quarter of fiscal year 2016.
2016 Disposals: Effective June 15, 2016, we signed definitive agreements to sell certain manufacturing assets and contribute to a newly-formed joint venture certain intellectual property, real property and tangible assets related to the company's sorghum business. These agreements will create a global joint venture in sorghum breeding that will help expand the commercial and technology reach of the elite germplasm and remain focused on delivering important product offerings for sorghum growers so that they can continue to benefit from new innovations in the crop. We will source sorghum products derived from the joint venture and offer these products through certain branded dealer networks globally. We expect to receive a cash payment of approximately $110 million and a minority interest in the newly-formed joint venture, which combined is expected to result in a gain of approximately $145 million in the fourth quarter of the current fiscal year. The closing is expected to occur in fiscal year 2016, subject to customary closing conditions and regulatory approvals.
On Nov. 2, 2015, we signed definitive agreements with Deere & Company ("Deere") to sell the Precision Planting equipment business and to enable exclusive third-party near real-time data connectivity between certain John Deere farm equipment and the Climate FieldView platform. Deere, based in Moline, IL, will acquire Precision Planting, while Climate will retain the digital agriculture portfolio that has been integrated into the Climate FieldView platform. The agreements will provide customers with the option to share their agronomic data between the John Deere Operations Center and the Climate FieldView platform and execute agronomic prescriptions with John Deere equipment. Closing is expected to occur in calendar year 2016 and remains subject to customary closing conditions, including regulatory approvals.
2016 Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2015.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

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
Outside of the United States, our businesses will continue to face challenges related to the risks inherent in operating in international markets. We will continue to consider, assess and address these developments and the challenges and issues they place on our businesses. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity. We continuously monitor the potential for currency devaluation in Brazil, Argentina, Venezuela and Ukraine, including changes to exchange rate mechanisms or structures, and the potential impact on future periods. Subsequent to recent currency devaluations in Argentina and Venezuela, we continue to monitor the economic situations and the impact of currency volatility on earnings.
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

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

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
Commercialization of second- and third-generation traits and the stacking of multiple traits in corn, soy and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. We continue to experience an increase in competition in biotechnology as more competitors launch traits in the United States and internationally. Acquisitions may also present mid-to-longer term opportunities to increase penetration of our traits. The United States business could be significantly impacted by timing of regulatory approvals related to the Roundup Ready XTEND platform.
Intacta RR2 PRO technology has been fully approved by Brazil, Argentina, Paraguay, Uruguay and key export markets, and we are currently selling that technology in Brazil, Argentina, Paraguay and Uruguay. In South America, we generally operate using a business model working with growers and grain handlers to collect technology value for soybeans either on the sale of new certified seed or through a point-of-delivery system for seeds that have been saved and replanted. The system has been operating in Brazil for many years, and nearly all of the grain handlers have enrolled in the point-of-delivery system. In Argentina, nearly all of the exporting grain handlers have enrolled in the point-of-delivery system, and we are enrolling additional local elevators.  Due to uncertainty raised by recent actions of the new government of Argentina, while we continue to pursue value capture in Argentina, we have announced that we have placed a hold on the launch of new soybean traits in that country.  We continue to pursue a long-term system that operates with integrity and predictability and will continue to evaluate our soybean business in Argentina. With regard to first generation Roundup Ready soybeans, we deferred collection of royalties in Brazil until a final decision is reached by the courts on our patent term correction case. The Supreme Court of Brazil has granted certiorari of the case. We do not plan to collect on first generation Roundup Ready soybeans in Argentina.
Our international traits businesses, in particular, are likely to continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic and political environments. Longer term, income is expected to grow in South America as farmers choose to plant more of our approved traits in soybeans, corn and cotton. The agricultural economy in Brazil and Argentina could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil and Argentina against such volatility. India's cotton germplasm and traits business could continue to be significantly impacted by government policies, including controlled pricing and regulatory uncertainties, and we will continue to evaluate our cotton business in India.
Agricultural Productivity
Our Agricultural Productivity businesses operate in markets that are competitive. Gross profit and cash flow levels will fluctuate in the future based on global business dynamics including market supply, demand and manufacturing capacity. We expect to maintain our branded prices at a slight premium over generic products, and we believe our Roundup herbicide business will continue to be a sustainable source of cash and gross profit. Monsanto’s crop protection business focus is to support strategically Monsanto’s Roundup Ready crops through our weed management platform that delivers weed control offerings for farmers. We continue to invest in our pending Roundup Ready XTEND crop system, which includes capital expenditures to construct a manufacturing facility in Luling, Louisiana. In addition, we expect our lawn-and-garden business will continue to be a solid contributor to our Agricultural Productivity segment.
Global glyphosate producers have the capacity to supply the market, but global dynamics including demand, environmental regulation compliance and raw material availability can cause fluctuations in supply and price of those generic products. We expect the fluctuation in global capacity will impact the selling prices and margins of Roundup brands and our third party sourcing opportunities.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2015, except for the fiscal year 2016 second quarter update to our policy on Promotional, Advertising and Customer Incentive Program Costs described in Note 1 — Background and Basis of Presentation. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations or liquidity.
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
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2016 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2016:
Mar. 1, 2016, through Mar. 31, 2016	33	(2)	$87.73	—	$1,057,358,821
April 2016:
Apr. 1, 2016, through Apr. 30, 2016	32	(2)	$93.69	—	$1,057,358,821
May 2016:
May. 1, 2016, through May 31, 2016	32	(2)	$112.47	—	$1,057,358,821
Total	97		$97.86	—	$1,057,358,821

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Shares withheld for taxes on restricted stock.
In June 2014, the company announced a two-year share repurchase authorization of up to $10 billion of the company's common stock. Purchases under the authorization commenced on July 1, 2014. As of May 31, 2016, the company had approximately $1.1 billion remaining under the June 2014 share repurchase authorization, which expired on June 24, 2016. There were no other publicly announced plans outstanding as of May 31, 2016. The timing and number of shares purchased in the future, if any, depends upon capital needs, market conditions and other factors.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: June 30, 2016

MONSANTO COMPANY	THIRD QUARTER 2016 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
11	Omitted — see Note 17 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.