Form 10-K
period 2016-08-31
MONSANTO CO /NEW/
filed 2016-10-19
CIK 1110783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended Aug. 31, 2016
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
Yes [ ] No [ X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (Feb. 29, 2016): approximately $39.2 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 437,982,595 shares of common stock, $0.01 par value, outstanding at Oct. 14, 2016.
Documents Incorporated by Reference
Portions of Monsanto Company’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in December 2016, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

MONSANTO COMPANY	2016 FORM 10-K

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
The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in December 2016.
Monsanto was incorporated in Delaware on Feb. 9, 2000, as a subsidiary of Pharmacia Corporation (subsequently converted to Pharmacia LLC). Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia. Pharmacia is now a subsidiary of Pfizer Inc.
Unless otherwise indicated, “Monsanto,” “the company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its subsidiaries, as appropriate to the context.
Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
Information in this Form 10-K is current as of October 19, 2016, unless otherwise specified.
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about our business plans; the proposed transaction with Bayer Aktiengesellschaft (“Bayer”); the potential development, regulatory approval and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of recent acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Legal Proceedings,” “Overview — Executive Summary — Outlook,” “Seeds and Genomics Segment,” “Agricultural Productivity Segment,” “Financial Condition, Liquidity, and Capital Resources” and “Outlook.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.
Our forward-looking statements represent our estimates and expectations at the time that we make them. However, circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. Many events beyond our control will determine whether our expectations will be realized. We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether in light of new information, future events or otherwise, and investors should not rely on us to do so. In the interests of our investors, Part I. Item 1A. Risk Factors below sets forth some of the important reasons that actual results may be materially different from those that we anticipate.

MONSANTO COMPANY	2016 FORM 10-K

TABLE OF CONTENTS FOR FORM 10-K

MONSANTO COMPANY	2016 FORM 10-K

PART I
ITEM 1. BUSINESS
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, herbicides and digital agriculture products provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
We manage our business in two reportable segments: Seeds and Genomics and Agricultural Productivity. We view our Seeds and Genomics segment as the driver for future growth for our company. In our Agricultural Productivity segment, global glyphosate producers have substantial capacity to supply the market, and we expect this global capacity to maintain pressure on margins.
On Sept. 14, 2016, Monsanto Company entered into an agreement and plan of merger (the “Merger Agreement”) with Bayer Aktiengesellschaft, a German stock corporation (“Bayer”), and KWA Investment Co., a Delaware corporation and an indirect wholly owned subsidiary of Bayer (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the company (the “Merger”), with the company continuing as the surviving corporation and as a wholly owned subsidiary of Bayer. The Merger Agreement provides that each share of common stock of the company, par value $0.01 per share (other than certain shares specified in the Merger Agreement), outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be automatically converted into the right to receive $128.00 in cash, without interest. The obligation of the parties to complete the Merger is subject to customary closing conditions, including, among others, (i) the approval of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of common stock of the company entitled to vote, (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the adoption of all approvals necessary for the completion of the Merger by the European Commission under Council Regulation (EC) No. 139/2004, (iv) the receipt of certain other required foreign antitrust approvals, (v) completion of the review process by the Committee on Foreign Investment in the United States (“CFIUS”), (vi) no approvals related to CFIUS or antitrust laws having been made or obtained with the imposition of conditions that, together with Divestiture Actions (as defined in the Merger Agreement) undertaken, would reasonably be expected to have a Substantial Detriment (as defined in the Merger Agreement), (vii) no law, order or injunction that is in effect that enjoins or otherwise prohibits the completion of the Merger having been enacted, issued, promulgated, enforced or entered after September 14, 2016 by a court or other governmental entity of competent jurisdiction, (viii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications) and (ix) the performance by the parties of their respective obligations under the Merger Agreement in all material respects. Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on September 20, 2016; in addition, see Part I - Item 1A - Risk Factors and Item 8 — Financial Statements and Supplementary Data —Note 27 - Subsequent Event of this Form 10-K for further details on the Merger.
We provide information about our business, including analyses, significant news releases and other supplemental information, on our website: www.monsanto.com. In addition, we make available through our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Exchange Act are also available on our website by the end of the business day after filing. All of these materials can be found under the “Investors” caption. Our website also includes the following corporate governance materials, under the tab “Who We Are — Corporate Governance”: our Code of Business Conduct, our Code of Ethics for Chief Executive and Senior Financial Officers, our Board of Directors’ Charter and Corporate Governance Guidelines and charters of our Board committees. These materials are also available on paper. Any shareowner may request them by contacting the Office of the General Counsel, Monsanto Company, 800 N. Lindbergh Blvd., St. Louis, Missouri, 63167. Information on our website does not constitute part of this report.
A description of our business follows.
SEEDS AND GENOMICS SEGMENT
Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds and digital agriculture products to assist farmers in decision making. We also provide other seed companies with genetic material for their seed brands.

MONSANTO COMPANY	2016 FORM 10-K

The tabular information about net sales of our seeds and traits that appears in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Seeds and Genomics Segment — is incorporated herein by reference.

Major Products	Applications	Major Brands
Germplasm	Row crop seeds: Corn hybrids and foundation seed Soybean varieties and foundation seed Cotton varieties, hybrids and foundation seed Other row crop varieties and hybrids, such as canola	DEKALB, Channel for corn Asgrow for soybeans Deltapine for cotton
	Vegetable seeds: Open field and protected-culture seed for tomato, pepper, melon, cucumber, squash, beans, broccoli, onions and lettuce, among others	Seminis and De Ruiter for vegetable seeds
Biotechnology traits(1)
Enable crops to protect themselves from borers and rootworm in corn, certain lepidopteran insects in soybeans, and leaf- and boll-feeding worms in cotton, reducing the need for applications of insecticides

SmartStax, YieldGard, YieldGard VT Triple, VT Triple PRO and VT Double PRO for corn; Intacta RR2 PRO for soybeans; Bollgard and Bollgard II for cotton
	Enable crops, such as corn, soybeans, cotton and canola, to be tolerant of Roundup branded and other glyphosate-based herbicides	Roundup Ready and Roundup Ready 2 Yield (soybeans only) Genuity, global umbrella trait brand
	Enable cotton and soybean crops to be tolerant of dicamba herbicides	Roundup Ready 2 Xtend for soybeans and Bollgard II XtendFlex for cotton

(1)	Monsanto also offers farmers stacked-trait products, which are single-seed products in which two or more traits are combined.

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
Competition
The global market for the products of our Seeds and Genomics segment is competitive, and the competition has intensified. Both our row crops and our vegetable seed businesses compete with numerous multinational agrichemical and seed marketers globally and with hundreds of smaller companies regionally. Most of our seed competitors in row crops are also licensees of our germplasm or biotechnology traits, and a few of our vegetable seed business competitors have licensed biotech traits for sweet corn or genetic improvements through advanced breeding. In certain countries, we also compete with government-owned seed companies. Our biotechnology traits compete as a system with other practices, including the application of agricultural chemicals, and traits developed by other companies. Genome editing technology, application of emerging data sciences capabilities, and other advancements in breeding technology may enable potentially disruptive improvements in genetic performance by competitors or new market entrants. Our weed- and insect-control systems compete with chemical and seed products produced by other agrichemical and seed marketers. Competition for the discovery of new traits based on biotechnology or genomics is likely to come from major global agrichemical companies, smaller biotechnology research companies and institutions, state-funded programs and academic institutions. Enabling technologies to enhance biotechnology

MONSANTO COMPANY	2016 FORM 10-K

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
Patents, Trademarks and Licenses
In the United States and many foreign countries, we hold a broad business portfolio of patents, trademarks and licenses that provide intellectual property protection for our seeds and genomics-related products and processes. Monsanto routinely obtains patents and/or plant variety protection for its breeding technology, commercial varietal seed products and for the parents of its commercial hybrid seed products. We also routinely obtain registrations for commercial seed products in registration countries, as well as Plant Variety Protection Act Certificates in the United States and equivalent plant breeders’ rights in other countries. In soybeans, while our patent coverage on the first generation Roundup Ready trait for soybeans has expired, most Roundup Ready soybeans in the U.S. are protected by utility patents covering specific varieties. In addition, most of our customers and licensees are choosing our second generation Roundup Ready 2 Yield trait for soybeans with patent coverage that extends into the next decade. In Brazil, farmers are adopting our next generation Intacta RR2 PRO soybean that also has patent coverage extending into the next decade. Patents on our next-generation herbicide trait which confers dicamba tolerance extend into the next decade. In corn, patent coverage on our first generation YieldGard trait has expired; however, most farmers have already upgraded to next generation Genuity corn traits with patent coverage extending into the next decade. In cotton, most growers globally are already using our second generation traits with patent coverage extending into the next decade.

We broadly license technology and patents to other parties. For example, we have licensed the Roundup Ready trait in soybean, corn, canola and cotton seeds, the YieldGard traits in corn and the Intacta RR2 PRO and Roundup Ready 2 Xtend traits in soybeans to a wide range of commercial entities and in some cases academic institutions. We also hold licenses from other parties relating to certain products and processes. For example, we have obtained licenses to certain technologies that we use to produce Roundup Ready seeds and Genuity SmartStax corn. These licenses generally last for the lifetime of the applicable patents.
We own trademark registrations and file trademark applications for the names and for many of the designs used on branded products around the world. Important company trademarks include Roundup Ready, Bollgard, YieldGard, Genuity, Roundup Ready 2 Yield, Roundup Ready 2 Xtend, Intacta RR2 PRO and SmartStax for traits; Acceleron for seed treatment products; DEKALB, Asgrow and Deltapine for row crop seeds; and Seminis and De Ruiter for vegetable seeds.
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

MONSANTO COMPANY	2016 FORM 10-K

Major Products	Applications	Major Brands
Herbicides
Nonselective agricultural, industrial, ornamental, turf and residential lawn and garden applications for weed control

Control of preemergent annual grass and small seeded broadleaf weeds in corn and other crops
Roundup branded products Harness for corn and cotton
Distribution of Products
We have a worldwide distribution and sales and marketing organization for our agricultural productivity products. In some world areas, we use the same distribution and sales and marketing organization for our agricultural productivity products as for our seeds and traits. In other world areas, we have separate distribution and sales and marketing organizations for our agricultural productivity products. We sell our agricultural productivity products through distributors, independent retailers and dealers and agricultural cooperatives. In some cases outside the United States, we sell such products directly to farmers. We also sell certain of the chemical intermediates of our agricultural productivity products to other major agricultural chemical producers, who then market their own branded products to farmers. Certain agricultural productivity products for lawn-and-garden use are marketed through The Scotts Miracle-Gro Company (“Scotts”).
Competition
We compete with numerous major global manufacturing companies for sales of agricultural herbicides. Competition from local or regional companies may also be significant. Global glyphosate producers have substantial capacity to supply the market, and we expect this global capacity to affect margins. Launch of dicamba-tolerant crop systems and other multiple mode of action herbicide systems is expected to broaden the competitive landscape with new competitive dynamics. Our lawn-and-garden business has fewer than five significant national competitors and a larger number of regional competitors in the United States. The largest market for our lawn-and-garden herbicides is the United States.
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

MONSANTO COMPANY	2016 FORM 10-K

predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or competitive position. In addition to compliance obligations associated with our operations, under the terms of our Sept. 1, 2000, Separation Agreement with Pharmacia (the Separation Agreement), we are required to indemnify Pharmacia for certain liabilities it may have for environmental remediation or other environmental responsibilities that are primarily related to Pharmacia’s former chemical and agricultural businesses. For information regarding certain environmental proceedings, see Item 3 — Legal Proceedings. See also information regarding environmental liabilities, appearing in Item 8 — Financial Statements and Supplementary Date — Note 24 — Commitments and Contingencies, which is incorporated herein by reference.
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
RESEARCH AND DEVELOPMENT
Monsanto’s expenses for research and development (“R&D”) were $1,512 million in 2016, $1,580 million in 2015 and $1,725 million in 2014.
SEASONALITY AND WORKING CAPITAL; BACKLOG
For information on seasonality and working capital and backlog practices, see information in Item 7 — MD&A — Financial Condition, Liquidity and Capital Resources, which is incorporated herein by reference.
EMPLOYEE RELATIONS
As of Aug. 31, 2016, we employed approximately 20,800 regular employees worldwide and approximately 3,300 temporary employees. The number of temporary employees varies greatly during the year because of the seasonal nature of our business. We believe that relations between Monsanto and its employees are satisfactory. For additional information on employee relations, see Item 8 — Financial Statements and Supplementary Data — Note 5 — Restructuring.
CUSTOMERS
In 2016, our four largest U.S. distributors and their affiliates represented, in the aggregate, 20 percent of our worldwide net sales and 34 percent of our U.S. net sales. During 2016, one major U.S. distributor and its affiliates, WinField Solutions, LLC, represented 11 percent of the worldwide net sales for our Seeds and Genomics segment and 17 percent of the U.S. net sales for our Seeds and Genomics segment.
INTERNATIONAL OPERATIONS
See Item 1A under the heading “Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability,” and Item 8 — Financial Statements and Supplementary Data —Note 25 — Segment and Geographic Data, which are incorporated herein by reference. Approximately 41 percent of Monsanto’s sales, including 35 percent of our Seeds and Genomics segment sales and 56 percent of our Agricultural Productivity segment sales, originated from our legal entities outside the United States during fiscal year 2016.

MONSANTO COMPANY	2016 FORM 10-K

SEGMENT AND GEOGRAPHIC DATA
For information on segment and geographic data, see Item 8 — Financial Statements and Supplementary Data — Note 25 — Segment and Geographic Data, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
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
Regulatory and legislative requirements affect the development, manufacture and distribution of our products, including the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds, and non-compliance can harm our sales and profitability. Obtaining and maintaining permits for mining and production and obtaining and maintaining testing, planting and import approvals for seeds or biotechnology traits can be time-consuming and costly, with no guarantee of success. In addition, regulatory and legislative requirements may change over time which can also affect our sales and profitability. The failure to receive necessary permits or approvals could have near- and long-term effects on our ability to produce and sell some current and future products. Planting approvals may also include significant regulatory requirements that can limit our sales. Sales of our traits can be affected in jurisdictions where planting has been approved if we have not received approval for the import of crops containing such biotechnology traits by key import markets. Sales of our traits without having approval for the import of crops containing such biotechnology traits by an import market could lead to disruption of that market, and we may face claims of potential liability. Concern about unintended but unavoidable trace amounts (sometimes called “low-level presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, among other things, could lead to export disruption and increased regulation or legislation, which may include: liability transfer mechanisms that may include financial protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits;

MONSANTO COMPANY	2016 FORM 10-K

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
We use advanced breeding technologies to produce hybrids and varieties with superior performance in farmers’ fields, and we use biotechnology to introduce traits that enhance specific characteristics of our crops. We use advanced analytics, software tools, mobile communications and new planting and monitoring equipment to provide agronomic recommendations to growers. We also research biological products to protect farmers’ crops from pests and diseases and enhance plant productivity and fertility, and we research chemical products to protect against crop pests. There are a number of reasons why new product concepts in these areas may be abandoned, including greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The processes of breeding, biotechnology trait discovery and development and trait integration are lengthy, and a very small percentage of the genes and germplasm we test is selected for commercialization. The length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. In countries where biotech traits are not approved for widespread use, our sales depend on our germplasm. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new biotechnology, improved germplasm products, biological and chemical products, and agronomic recommendation products. Consequently, if we are not able to fund extensive research and development activities and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed.
Adverse outcomes in legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.
From time to time, we have been involved in major lawsuits concerning intellectual property, biotechnology, torts, contracts, antitrust allegations and other matters, as well as governmental inquiries and investigations. Pending and future lawsuits and governmental inquiries and investigations may have outcomes that may be significant to our results of operations in the period recognized or limit our ability to engage in our business activities. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. In addition, pursuant to the Separation Agreement, we are required to indemnify Pharmacia for certain liabilities that are primarily related to Pharmacia’s former chemical and agricultural businesses. We have recorded reserves for potential liabilities where we believe the liability to be probable and reasonably estimable. However, our actual costs may be materially different from this estimate. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve is uncertain.

MONSANTO COMPANY	2016 FORM 10-K

Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability.
We engage in manufacturing, seed production, research and development and sales in many parts of the world. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2016 were principally to customers in Brazil, Argentina, Canada and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States and our shareowners’ equity.

We may pursue transactions that have risks and uncertainties that could adversely affect our results of operations and financial condition.
We have completed acquisitions, investments and other transactions and may pursue additional transactions. These transactions involve risks and uncertainties. We must fit them into our long-term growth strategies to generate sufficient value to justify their cost. These transactions also present other challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration and the reconciliation of corporate cultures. Those operations could divert management’s attention from our business or cause a temporary interruption of or loss of momentum in our business and the loss of key personnel. These transactions may also cause us to assume liabilities, such as ongoing lawsuits, and may subject us to litigation. In addition, we may incur debt in the future to fund potential acquisitions or investments, or for other purposes. If we incur additional debt, it may increase our leverage and cost of borrowing and potentially lower our credit ratings.
Fluctuations in commodity prices can increase our costs and decrease our sales.
We contract production with multiple growers at fair value and retain the seed in inventory until it is sold. These purchases constitute a significant portion of the manufacturing costs for our seeds. Additionally, our chemical manufacturing operations use chemical intermediates and energy, which are subject to increases in price as the costs of oil and natural gas increase. Accordingly, increases in commodity prices may negatively affect our cost of goods sold or cause us to increase seed or chemical prices, which could adversely affect our sales. Where practical, we use hedging strategies and raw material supply agreements that contain terms designed to mitigate the risk of short-term changes in commodity prices. However, we are unable to avoid the risk of medium- and long-term increases. Farmers’ incomes are also affected by commodity prices; as a result, fluctuations in commodity prices could have an impact on farmers’ purchasing decisions and negatively affect their ability and decisions to purchase our seed and chemical products.
Compliance with quality controls and regulations affecting our manufacturing may be costly, and failure to comply may result in decreased sales, penalties and remediation obligations.
Because we use hazardous and other regulated materials in our manufacturing processes and engage in mining operations, we are subject to operational risks, including the potential for unintended environmental contamination, which could lead to potential personal injury claims, remediation expenses and penalties. Should a catastrophic event occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, third party liabilities and loss of production capacity, which could affect our sales. In addition, lapses in quality or other manufacturing controls could affect our sales and result in claims for defective products.
Our ability to match our production to the level of product demanded by farmers or our licensed customers has a significant effect on our sales, costs and growth potential.
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

MONSANTO COMPANY	2016 FORM 10-K

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
Higher levels of indebtedness and entering into the Merger Agreement may reduce our financial flexibility and the amount of funds available for other business purposes and may adversely affect our financial condition.
We have incurred a significant amount of indebtedness since announcing a $10 billion share repurchase authorization in June 2014, which, in turn, has resulted in higher levels of interest costs. Interest costs related to the increased debt are substantial and impact working capital, liquidity and cash flow. Entering into the Merger Agreement could also limit or increase the cost of the short- and long-term financing options available. Our increased level of indebtedness and related covenants and entering into the Merger Agreement could cause adverse effects, including: reducing funds available; limiting access to short- and long-term debt financing; increasing the cost of short- and long-term debt financing; weakening our short- and long-term credit ratings; and creating more restrictive financial covenants that limit financial and operating flexibility. In addition, we regularly extend credit to our customers in certain areas of the world to enable them to acquire crop production products and seeds at the beginning of their growing seasons. Due to these credit practices as well as the seasonality of our sales and costs, we may need to issue short-term debt at certain times of the year to fund cash flow requirements. Levels of short-term debt may be greater to the extent that we are unable to collect customer receivables when due.
Our results of operations and financial condition may be significantly affected by disruptions caused by weather, natural disasters, accidents and security breaches, including cybersecurity incidents.
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
Risks Related to the Merger
The announcement and pendency of the Merger with Bayer could adversely affect our business, financial results and/or operations.
The announcement and pendency of the Merger could cause disruptions and create uncertainty surrounding our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is consummated, and could cause suppliers, customers and other counterparties to change existing business relationships. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our common stock.
We are also subject to restrictions on the conduct of our business prior to the consummation of the transaction as provided in the Merger Agreement, including, among other things, restrictions on our ability to acquire other businesses and assets, sell, transfer or license our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends in excess of certain thresholds, make capital expenditures, undertake certain licenses or other transactions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent or delay the pursuit of strategic corporate or business opportunities, result in our inability to respond effectively and/or timely to competitive pressures, industry developments, developments relating to our customers and suppliers, and future

MONSANTO COMPANY	2016 FORM 10-K

opportunities, and may as a result or otherwise have a significant negative impact on our business, results of operations and financial condition.
In addition, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. The company has incurred, and expects to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction. These costs could adversely affect the financial condition and results of operation of the company prior to the consummation of the transaction.
We may not complete the Merger with Bayer within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
There can be no assurance that the Merger with Bayer will occur. Completion of the Merger is subject to a number of closing conditions, including Monsanto shareowner approval and receipt of required regulatory approvals. We can provide no assurance that all required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the company’s Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement.
If the transaction is not consummated within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. Many of the expenses, fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than in connection with the Merger. We may also experience negative reactions from our shareowners and other investors, employees, suppliers, customers, distributors, licensors and licensees. In addition, in specified circumstances, we could be required to reimburse certain expenses of Bayer or pay Bayer a termination fee of up to $1.85 billion. If the Merger Agreement is not adopted by our shareowners, or if the Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.
In addition, if the Merger is not completed, our Board of Directors may review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, seeking an acquisition or attempting to implement another transaction that is similar to the Merger. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, and risks and uncertainties related to our ability to consummate any such alternative transaction and other variables which may adversely affect our operations. During the pendency of the Merger, however, the Merger Agreement contains provisions that restrict our ability to entertain alternative transactions, which could discourage or make it difficult for a third party to propose or complete any such alternative transaction with us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
At Aug. 31, 2016, there were no unresolved comments from the staff of the SEC related to our periodic or current reports under the Exchange Act.
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

MONSANTO COMPANY	2016 FORM 10-K

Argentina; Sinesti, Romania; Nagyigmand, Hungary; Uberlândia and Petrolina, Brazil; Thobontle, South Africa; and Hyderabad, India, and research sites at Ankeny, Iowa; Maui, Molokai and Oahu, Hawaii; and Woodland, California. We own all of these properties, except some sites in Hawaii. The Seeds and Genomics segment also uses seed foundation and production facilities, breeding facilities, and genomics and other research laboratories at various other locations worldwide.
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
ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent, Pharmacia LLC, or its former subsidiary, Solutia Inc., is a party but that we manage and for which we are responsible pursuant to certain indemnification agreements. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Item 8 — Financial Statements and Supplementary Data —Note 24 — Commitments and Contingencies— under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers
See Part III — Item 10 of this Report on Form 10-K for information about our Executive Officers.

MONSANTO COMPANY	2016 FORM 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Monsanto’s common stock is listed on the New York Stock Exchange (‘NYSE’), under the symbol MON. The number of shareowners of record as of Oct. 14, 2016, was 27,269.
The following table sets forth dividend declarations, as well as the high and low intra-day sales prices for Monsanto’s common stock based on NYSE trading, for the fiscal years 2016 and 2015 quarters indicated.

Dividends per Share		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
2016		$—	$1.08(1)	$—	$1.08(1)	$2.16
2015		$—	$0.98(2)	$—	$1.03(2)	$2.01

Common Stock Price		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
2016	High	$97.62	$100.56	$113.22	$114.26	$114.26
	Low	81.22	84.71	83.73	98.92	81.22
2015	High	$121.15	$126.00	$123.82	$117.47	$126.00
	Low	105.76	115.16	111.16	89.34	89.34

(1)	Monsanto’s board of directors declared four dividends in 2016, $0.54 per share on Dec. 7, 2015, $0.54 per share on Jan. 29, 2016, $0.54 per share on June 9, 2016, and $0.54 per share on Aug. 12, 2016.

(2)	Monsanto’s board of directors declared four dividends in 2015, $0.49 per share on Dec. 8, 2014, $0.49 per share on Jan. 30, 2015, $0.49 per share on June 5, 2015, and $0.54 per share on Aug. 4, 2015.
Issuer Purchases of Equity Securities
The following table summarizes purchases of equity securities during the fourth quarter of fiscal year 2016 by Monsanto and affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2016:
June 1, 2016, through June 30, 2016	32	(2)	$103.41	—	$—
July 2016:
July 1, 2016, through July 31, 2016	32	(2)	$106.78	—	$—
August 2016:
Aug. 1, 2016, through Aug. 31, 2016	32	(2)	$106.50	—	$—
Total	96		$105.56	—	$—

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 32 shares withheld for taxes on restricted stock.
In June 2014, the company announced a two-year repurchase authorization of up to $10 billion of the company’s common stock. Repurchases under the authorization commenced on July 1, 2014. The authorization expired on June 24, 2016. There were no other publicly announced plans outstanding as of Aug. 31, 2016. The Merger Agreement includes restrictions on purchases of shares of the company’s common stock by the company.
Stock Price Performance Graph
The graph below compares the performance of Monsanto’s common stock with the performance of the Standard & Poor’s 500 Stock Index (a broad-based market index) and a peer group index over a 60-month period extending through the end of the 2016 fiscal year. The graph assumes that $100 was invested on Sept. 1, 2011, in our common stock, in the Standard & Poor’s 500 Stock Index and the peer group index, and that all dividends were reinvested.

MONSANTO COMPANY	2016 FORM 10-K

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

	8/31/2011	8/31/2012	8/31/2013	8/31/2014	8/31/2015	8/31/2016
Monsanto Company	$100	$128.31	$146.42	$175.73	$150.97	$168.41
S&P 500 Index	$100	$118.00	$140.07	$175.43	$176.27	$198.40
Peer Group	$100	$113.03	$143.33	$175.96	$159.01	$170.76
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

MONSANTO COMPANY	2016 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts and ratios)	2016(4)	2015 (5)	2014 (6)	2013	2012 (7)
Operating Results:
Net sales	$13,502	$15,001	$15,855	$14,861	$13,504
Income from operations	2,375	3,523	4,075	3,570	3,148
Income from continuing operations including portion attributable to noncontrolling interest	1,296	2,297	2,749	2,514	2,087
Income on discontinued operations	17	28	13	11	6
Net income attributable to Monsanto Company	1,336	2,314	2,740	2,482	2,045
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.98	$4.79	$5.25	$4.63	$3.82
Income on discontinued operations	0.04	0.06	0.03	0.02	0.01
Net income attributable to Monsanto Company	3.02	4.85	5.28	4.65	3.83
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.95	$4.75	$5.19	$4.58	$3.78
Income on discontinued operations	0.04	0.06	0.03	0.02	0.01
Net income attributable to Monsanto Company	2.99	4.81	5.22	4.60	3.79
Financial Position at End of Period:
Total assets (1)	$19,736	$21,920	$21,918	$20,651	$20,210
Working capital(2)	1,428	5,448	4,563	5,741	5,437
Current ratio(2)	1.21:1	2.05:1	1.89:1	2.32:1	2.29:1
Long-term debt (1)	7,453	8,429	7,465	2,048	2,024
Debt-to-capital ratio(3)	67%	56%	49%	14%	15%
Other Data:
Dividends per share	$2.16	$2.01	$1.78	$1.56	$1.28
Stock price per share:
High	$114.26	$126.00	$128.79	$109.33	$89.73
Low	$81.22	$89.34	$98.84	$82.70	$58.89
End of period	$106.50	$97.65	$115.65	$97.89	$87.11
Basic shares outstanding	442.7	476.9	519.3	533.7	534.1
Diluted shares outstanding	447.1	481.4	524.9	539.7	540.2

(1)	Prior period balances have been updated to conform with current period presentation for the adoption of the accounting standard update “Presentation of Debt Issuance Costs” in fiscal year 2015.

(2)
Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities. The decrease in other current assets resulting from the adoption of “Balance Sheet Classification of Deferred Taxes” during the third quarter of fiscal year 2016 impacts the comparability of working capital and current ratio compared to prior periods. See Item 8 — Financial Statements and Supplementary Data — Note 3— New Accounting Standards for further information.

(3)	Debt-to-capital ratio is the sum of short-term and long-term debt, divided by total Monsanto Company shareowners’ equity, short-term and long-term debt.

(4)
The company recorded $67 million of cost of goods sold expenses related to the 2015 Restructuring Plan, $297 million of restructuring charges and $270 million of selling, general and administrative expenses related to environmental and litigation settlements and a SEC settlement, with a combined corresponding income tax benefit of $204 million. The company also recorded a net tax charge of $252 million due to losses generated in Argentina in the current year as well as recent uncertainties around the Argentina business. The company evaluated the recoverability of various items on the Statement of Consolidated Financial Position related to the Argentina business and determined an allowance against certain assets was necessary, which resulted in the net charge to tax expense. The company entered into agreements in 2016 to license our alfalfa traits and technology to a third party, which resulted in upfront revenue of approximately $210 million accounted for as an exclusive perpetual license, with a corresponding income tax provision of $74 million. The company signed definitive agreements to sell certain manufacturing assets and contribute to a newly-formed joint venture certain intellectual property, real property and tangible assets related to the company’s sorghum business resulting in a gain of $157 million in 2016 recorded in other expense, net, with a corresponding income tax provision of $47 million.

MONSANTO COMPANY	2016 FORM 10-K

(5)
The company recorded $101 million of cost of goods sold expenses related to restructuring, $167 million of selling, general and administrative expenses related to environmental and litigation settlements and a SEC settlement, and $393 million of restructuring expense, with a combined corresponding income tax benefit of $188 million. The company also recorded $274 million of net sales as a result of the sale of a perpetual license to intellectual property, with a corresponding income tax provision of $102 million.

(6)	The company recorded $32 million of selling, general and administrative expenses related to legacy environmental settlements, with a corresponding income tax benefit of $12 million.

(7)	The company recorded $44 million of selling, general and administrative expenses related to legacy environmental settlements, with a corresponding income tax benefit of $17 million.
See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for information regarding the factors that have affected or may affect the comparability of our business results.

MONSANTO COMPANY	2016 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Background
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, herbicides and digital agriculture products provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
We manage our business in two reporting segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds and digital agriculture to assist farmers in decision making. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup and Harness brand herbicides and other herbicides. Approximately 41 percent of our total company sales, 35 percent of our Seeds and Genomics segment sales and 56 percent of our Agricultural Productivity segment sales originated from our legal entities outside the United States during fiscal year 2016.
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
Non-GAAP Financial Measures
MD&A includes financial information prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as well as two other financial measures, EBIT and free cash flow, that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIT and free cash flow information is intended to supplement investors’ understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies’ EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position or comprehensive income (loss), as determined in accordance with GAAP.
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two reporting segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Item 8 — Financial Statements and Supplementary Data — Note 25 — Segment and Geographic Data — for a reconciliation of EBIT to net income for fiscal years 2016, 2015 and 2014.
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

MONSANTO COMPANY	2016 FORM 10-K

Executive Summary
Consolidated Operating Results — Net sales decreased $1,499 million, or 10 percent, in fiscal year 2016 compared to fiscal year 2015. The primary contributors to the decrease were agriculture productivity, corn seed and traits, soybean seed and traits and cotton seed and traits. The decrease in agricultural productivity was due to lower price driven by lower average net selling price of Roundup and other glyphosate-based herbicides and the absence of upfront revenue earned from a license agreement with Scotts entered into in fiscal year 2015. Additional drivers for the decline were lower volumes for Roundup and other glyphosate-based herbicides and unfavorable currency impact. The decrease in corn seed and traits was primarily driven by unfavorable currency impacts and decreased average net selling price, while the decrease in soybean seed and traits was primarily due to unfavorable currency impacts in Brazil and lower volumes in the United States resulting from the delay in Roundup Ready 2 Xtend approvals. The decrease in cotton seed and traits was primarily due to lower average net selling price resulting from new government regulations in India. These factors were partially offset by a net sales increase in all other crops seeds and traits, which was driven by agreements entered into in the third quarter of fiscal year 2016 to license our alfalfa traits and technology to a third party, which resulted in upfront revenue accounted for as an exclusive perpetual license to intellectual property.
Net income attributable to Monsanto Company in fiscal year 2016 was $2.99 per share, compared with $4.81 per share in fiscal year 2015.
Financial Condition, Liquidity and Capital Resources — In fiscal year 2016, working capital was $1,428 million compared with $5,448 million in fiscal year 2015, a decrease of $4,020 million. For a detailed discussion of the factors affecting the working capital comparison, see the “Working Capital and Financial Condition” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
In fiscal year 2016, net cash provided by operating activities was $2,588 million compared with $3,108 million in fiscal year 2015. Net cash required by investing activities was $864 million in fiscal year 2016 compared with $1,019 million in fiscal year 2015. Free cash flow was $1,724 million in fiscal year 2016 compared with $2,089 million in fiscal year 2015. For a detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
At Aug. 31, 2016, our debt-to-capital ratio was 67 percent compared with 56 percent at Aug. 31, 2015. The increase was due to treasury share purchases and cash dividends, offset by the increase in shareowners’ equity resulting from earnings during the fiscal year.
In fiscal year 2016, capital expenditures were $923 million compared with $967 million in fiscal year 2015, a decrease of $44 million.
Effective June 15, 2016, we signed definitive agreements to sell certain manufacturing assets and contribute to a newly-formed joint venture certain intellectual property, real property and tangible assets related to the company’s sorghum business. We received a cash payment of $110 million for the sale of certain manufacturing assets and a minority interest in the newly-formed joint venture, which combined resulted in a gain of approximately $157 million in the fourth quarter of the current fiscal year. For a detailed discussion see the “Capital Resources and Liquidity” section of the “Financial Condition, Liquidity and Capital Resources” section of this MD&A.
Proposed Merger with Bayer — On Sept. 14, 2016, we entered into an agreement and plan of merger (the “Merger Agreement”) with Bayer Aktiengesellschaft, a German stock corporation (“Bayer”), and KWA Investment Co., a Delaware corporation and an indirect wholly owned subsidiary of Bayer (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the company (the “Merger”), with the company continuing as the surviving corporation and as a wholly owned subsidiary of Bayer. The Merger Agreement provides that each share of common stock of the company, par value $0.01 per share (other than certain shares specified in the Merger Agreement), outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be automatically converted into the right to receive $128.00 in cash, without interest. The obligation of the parties to complete the Merger is subject to customary closing conditions, including, among others, (i) the approval of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of common stock of the company entitled to vote, (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the adoption of all approvals necessary for the completion of the Merger by the European Commission under Council Regulation (EC) No. 139/2004, (iv) the receipt of certain other required foreign antitrust approvals, (v) completion of the review process by the Committee on Foreign Investment in the United States (“CFIUS”), (vi) no approvals related to CFIUS or antitrust laws having been made or obtained with the imposition of conditions that, together with

MONSANTO COMPANY	2016 FORM 10-K

Divestiture Actions (as defined in the Merger Agreement) undertaken, would reasonably be expected to have a Substantial Detriment (as defined in the Merger Agreement), (vii) no law, order or injunction that is in effect that enjoins or otherwise prohibits the completion of the Merger having been enacted, issued, promulgated, enforced or entered into after Sept. 14, 2016, by a court or other governmental entity of competent jurisdiction, (viii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications) and (ix) the performance by the parties of their respective obligations under the Merger Agreement in all material respects. Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on Sept. 20, 2016; in addition, see Part I — Item 1A — Risk Factors and Note 27 — Subsequent Events — of this Form 10-K for further details on the Merger.
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
New Accounting Pronouncements — See Item 8 — Financial Statements and Supplementary Data — Note 3 — New Accounting Standards — for information on recently issued accounting guidance.

MONSANTO COMPANY	2016 FORM 10-K

RESULTS OF OPERATIONS

	Year Ended Aug. 31,			Change
(Dollars in millions, except per share amounts)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net Sales	$13,502	$15,001	$15,855	(10)%	(5)%
Cost of goods sold	6,485	6,819	7,281	(5)%	(6)%
Gross Profit	7,017	8,182	8,574	(14)%	(5)%
Operating Expenses:
Selling, general and administrative expenses	2,833	2,686	2,774	5%	(3)%
Research and development expenses	1,512	1,580	1,725	(4)%	(8)%
Restructuring charges	297	393	—	(24)%	NM
Total Operating Expenses	4,642	4,659	4,499	—%	4%
Income from Operations	2,375	3,523	4,075	(33)%	(14)%
Interest expense	436	433	248	1%	75%
Interest income	(74)	(105)	(102)	(30)%	3%
Other expense, net	22	34	102	(35)%	(67)%
Income from Continuing Operations Before Income Taxes	1,991	3,161	3,827	(37)%	(17)%
Income tax provision	695	864	1,078	(20)%	(20)%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,296	2,297	2,749	(44)%	(16)%
Discontinued Operations:
Income from operations of discontinued businesses	27	45	22	(40)%	NM
Income tax provision	10	17	9	(41)%	NM
Income on Discontinued Operations	17	28	13	(39)%	NM
Net Income	1,313	2,325	2,762	(44)%	(16)%
Less: Net (loss) income attributable to noncontrolling interest	(23)	11	22	(309)%	(50)%
Net Income Attributable to Monsanto Company	$1,336	$2,314	$2,740	(42)%	(16)%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.95	$4.75	$5.19	(38)%	(8)%
Income on discontinued operations	0.04	0.06	0.03	NM	NM
Net Income Attributable to Monsanto Company	$2.99	$4.81	$5.22	(38)%	(8)%
NM = Not Meaningful
Effective Tax Rate	35%	27%	28%
Comparison as a Percent of Net Sales:
Cost of goods sold	48%	45%	46%
Gross profit	52%	55%	54%
Selling, general and administrative expenses	21%	18%	17%
Research and development expenses	11%	11%	11%
Total operating expenses	34%	31%	28%
Income from continuing operations before income taxes	15%	21%	24%
Net income attributable to Monsanto Company	10%	15%	17%

MONSANTO COMPANY	2016 FORM 10-K

Overview of Financial Performance (2016 compared with 2015)
The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2016 with fiscal year 2015.
Net sales decreased $1,499 million in fiscal year 2016 from fiscal year 2015. Our Seeds and Genomics segment net sales decreased $255 million, and our Agricultural Productivity segment net sales decreased $1,244 million. The following table presents the percentage changes in fiscal year 2016 worldwide net sales by segment compared with net sales in fiscal year 2015, including the effect that volume, price and currency had on these percentage changes:

	2016 Percentage Change in Net Sales vs. 2015
	Volume	Price (1)(2)	Currency	Total
Seeds and Genomics Segment	1%	2%	(5)%	(2)%
Agricultural Productivity Segment	(9)%	(12)%	(5)%	(26)%
Total Monsanto Company	(3)%	(2)%	(5)%	(10)%

(1)
Seeds and Genomics Segment included the impact of agreements entered into in the third quarter of fiscal year 2016 to license our alfalfa traits and technology to a third party, which resulted in upfront revenue of approximately $210 million accounted for as an exclusive perpetual license to intellectual property.

(2)
Agricultural Productivity Segment includes the impact of the agreement with Scotts entered into in the third quarter of fiscal year 2015, which resulted in $274 million of upfront revenue accounted for as a perpetual license to intellectual property.

Cost of goods sold decreased $334 million in fiscal year 2016 from fiscal year 2015. Our Seeds and Genomics segment cost of goods sold decreased $52 million, and our Agricultural Productivity segment cost of goods sold decreased $282 million. Cost of goods sold as a percent of net sales for the total company increased three percentage points to 48 percent. The following table represents the percentage changes in fiscal year 2016 worldwide cost of goods sold by segment compared with cost of goods sold in fiscal year 2015, including the effect that volume, costs and currency had on these percentage changes:

	2016 Percentage Change in Cost of Goods Sold vs. 2015
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	2%	2%	(5)%	(1)%
Agricultural Productivity Segment	(10)%	4%	(4)%	(10)%
Total Monsanto Company	(4)%	3%	(4)%	(5)%

(1)
Seeds and Genomics Segment includes $66 million and $100 million of restructuring charges related to discontinued products for fiscal years 2016 and 2015, respectively. See Item 8 — Financial Statements and Supplementary Data — Note 5 — Restructuring— for further information.

Gross profit decreased $1,165 million. Total company gross profit as a percent of net sales decreased three percentage points to 52 percent in fiscal year 2016.
For a more detailed discussion of the factors affecting the net sales, cost of goods sold and gross profit comparisons, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses decreased $17 million in fiscal year 2016 from fiscal year 2015. Selling, general and administrative (“SG&A”) expenses increased $147 million, or five percent, primarily due to the polychlorinated biphenyls (“PCBs”) settlement of $280 million (see Item 8 — Financial Statements and Supplementary Data —Note 24 — Commitments and Contingencies — for further information) and higher point-of-delivery expenses in South America given the increase in Intacta RR2 PRO. These increases were offset by costs savings resulting from the 2015 Restructuring Plan, decreased employee incentive awards, currency impact, the absence of expenses related to prior year environmental and litigation settlements and the absence of prior year expense related to the SEC settlement discussed in Item 8 — Financial Statements and Supplementary Data —Note 24 — Commitments and Contingencies. R&D expenses decreased $68 million, or four percent, primarily due to currency impacts and realized impacts from the 2015 Restructuring Plan. As a percent of net sales, SG&A expense increased three percentage points to 21 percent of net sales and R&D expense remained consistent at 11 percent of net sales in fiscal year 2016 compared to fiscal year 2015. Restructuring charges were $297 million in fiscal year 2016 compared to $393 million in fiscal year 2015 as a result of the 2015 Restructuring Plan discussed in Item 8 — Financial Statements and Supplementary Data —Note 5 — Restructuring.

MONSANTO COMPANY	2016 FORM 10-K

Interest income decreased $31 million in fiscal year 2016 from fiscal year 2015. The decrease is due to less cash invested in the current year compared to prior year, primarily in South America.
Other expense — net decreased $12 million in fiscal year 2016 compared to fiscal year 2015. The decrease was primarily the result of foreign currency losses of $181 million largely related to the Argentine peso offset by a gain recorded from the sale of sorghum manufacturing assets and contribution of sorghum intellectual property assets into a joint venture of $157 million and non-core asset sales in the United States and Europe.
Income tax provision for fiscal year 2016 was $695 million, a decrease of $169 million from fiscal year 2015 primarily as a result of the decrease in pretax income from continuing operations in fiscal year 2016, offset by higher discrete tax expense. The effective tax rate increased to 35 percent, an increase of eight percentage points from fiscal year 2015. Fiscal year 2016 included several discrete tax adjustments resulting in a tax expense of $149 million, compared to a tax benefit of $62 million in fiscal year 2015. The majority of the fiscal year 2016 expense resulted from establishing a valuation allowance on Argentina’s deferred tax assets. Due to losses generated in Argentina in the current year as well as recent uncertainties around our Argentina business, we evaluated the recoverability of various items on our Statements of Consolidated Financial Position and determined a valuation allowance was necessary. This discrete tax expense was partially offset by favorable adjustments to our U.S. and ex-U.S. tax returns filed during the year. Without the discrete items, our effective tax rate for fiscal year 2016 would have been lower than the fiscal year 2015 rate, primarily due to foreign tax credits.
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

	2015 Percentage Change in Net Sales vs. 2014
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(4)%	3%	(4)%	(5)%
Agricultural Productivity Segment	(3)%	1%	(5)%	(7)%
Total Monsanto Company	(3)%	2%	(4)%	(5)%

(1)
Agricultural Productivity Segment includes the impact of the agreement with Scotts entered into in the third quarter of fiscal year 2015, which resulted in $274 million of upfront revenue accounted for as a perpetual license to intellectual property.

Cost of goods sold decreased $462 million in fiscal year 2015 from fiscal year 2014. Our Seeds and Genomics segment cost of goods sold decreased $178 million, and our Agricultural Productivity segment cost of goods sold decreased $284 million. Cost of goods sold as a percent of net sales for the total company decreased one percentage point to 45 percent. The following table represents the percentage changes in fiscal year 2015 worldwide cost of goods sold by segment compared with cost of goods sold in fiscal year 2014, including the effect that volume, costs and currency had on these percentage changes:

	2015 Percentage Change in Cost of Goods Sold vs. 2014
	Volume	Costs	Currency	Total
Seeds and Genomics Segment	(3)%	4%	(5)%	(4)%
Agricultural Productivity Segment	(4)%	(1)%	(4)%	(9)%
Total Monsanto Company	(3)%	1%	(4)%	(6)%
Gross profit decreased $392 million. Total company gross profit as a percent of net sales increased one percentage point to 55 percent in fiscal year 2015.
For a more detailed discussion of the factors affecting the net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.

MONSANTO COMPANY	2016 FORM 10-K

Operating expenses increased $160 million in fiscal year 2015 from fiscal year 2014. Selling, general and administrative expenses decreased $88 million, or three percent, primarily because of lower incentive accruals, lower operational spend and favorable currency impacts, partially offset by increased investment in growth platforms, including The Climate Corporation and BioAg Alliance, increased commissions and accruals related to the SEC investigation discussed in Item 8 — Financial Statements and Supplementary Data — and Note 24 — Commitments and Contingencies. R&D expenses decreased $145 million, or eight percent, due to lower incentive accruals, lower operational spend and favorable currency impacts. As a percent of net sales, SG&A expense increased one percentage point to 18 percent of net sales, and R&D expense remained consistent at 11 percent of net sales in fiscal year 2015 compared to fiscal year 2014. Restructuring charges were $393 million in fiscal year 2015 as a result of the 2015 Restructuring Plan discussed in Item 8 — Financial Statements and Supplementary Data — Note 5 — Restructuring. There were no restructuring charges recognized in fiscal year 2014.
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
Income tax provision for fiscal year 2015 was $864 million, a decrease of $214 million from fiscal year 2014 primarily as a result of the decrease in pretax income from continuing operations in 2015 and higher discrete tax benefits. The effective tax rate decreased to 27 percent, a decrease of one percentage point from fiscal year 2014. Fiscal year 2015 included several discrete tax adjustments resulting in a tax benefit of $62 million, compared to a tax benefit of $12 million in fiscal year 2014. The majority of the fiscal year 2015 benefit resulted from favorable adjustments to our U.S. and ex-U.S. tax returns filed during the year. Without the discrete items, our effective tax rate for fiscal year 2015 would have been higher than the 2014 rate, primarily due to higher taxes on foreign operations.

SEEDS AND GENOMICS SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net Sales
Corn seed and traits	$5,825	$5,953	$6,401	(2)%	(7)%
Soybean seed and traits	2,162	2,276	2,102	(5)%	8%
Cotton seed and traits	440	523	665	(16)%	(21)%
Vegetable seeds	801	816	867	(2)%	(6)%
All other crops seeds and traits	760	675	705	13%	(4)%
Total Net Sales	$9,988	$10,243	$10,740	(2)%	(5)%
Gross Profit
Corn seed and traits	$3,450	$3,557	$3,932	(3)%	(10)%
Soybean seed and traits	1,399	1,510	1,364	(7)%	11%
Cotton seed and traits	282	408	461	(31)%	(11)%
Vegetable seeds	401	372	401	8%	(7)%
All other crops seeds and traits	542	430	438	26%	(2)%
Total Gross Profit	$6,074	$6,277	$6,596	(3)%	(5)%
EBIT(1)	$2,292	$2,206	$2,607	4%	(15)%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 8 — Financial Statements and Supplementary Data — Note 25 — Segment and Geographic Data — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance for Fiscal Year 2016
Net sales for the Seeds and Genomics segment decreased $255 million in fiscal year 2016 compared to fiscal year 2015. The net sales decrease of $128 million in corn seed and traits was primarily driven by unfavorable currency impacts in Brazil, Mexico

MONSANTO COMPANY	2016 FORM 10-K

and Europe and decreased average net selling price. The decreased average net selling price was primarily due to higher discounting to counter competitive offers in the United States, partially offset by germplasm and trait mix lift in Brazil. The currency and price impacts were partially offset by higher volumes due to increased acres in North and South America. The net sales decrease of $114 million in soybean seed and traits was primarily due to unfavorable currency impacts in Brazil and lower volumes in the United States resulting in part from the delay in Roundup Ready 2 Xtend approvals. The net sales decreases in soybean seed and traits were partially offset by an increased average net selling price in Brazil related to increased sales of Intacta RR2 PRO. The net sales decrease of $83 million in cotton seed and traits was primarily due to lower average net selling price in India as a result of new government pricing policies.
The net sales decreases were partially offset by an increase of $85 million in all other crops seeds and traits primarily driven by agreements entered into in the third quarter of fiscal year 2016 related to our alfalfa traits and technology, which resulted in approximately $210 million of upfront revenue accounted for as an exclusive perpetual license to intellectual property, partially offset by lower sales volumes of canola seed in Canada as a result of market conditions.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $52 million, or one percent, to $3,914 million in fiscal year 2016 compared to $3,966 million in fiscal year 2015.
Gross profit decreased $203 million, or three percent, to $6,074 million in fiscal year 2016 compared with $6,277 million in fiscal year 2015. Gross profit as a percent of sales for this segment remained consistent at 61 percent in fiscal year 2016.
Gross profit for cotton seed and traits decreased $126 million, or 31 percent, compared to the 16 percent decrease in net sales for cotton seed and traits primarily due to the effect on margins from the decline of the India business as a result of new government regulations coupled with higher costs in the United States. Gross profit for soybean seed and traits decreased $111 million, or seven percent, compared to the five percent decrease in net sales primarily related to increased Roundup Ready 2 Xtend launch costs within the United States.
The gross profit decreases are partially offset by an increase of $112 million in all other crops seeds and traits primarily driven by the perpetual alfalfa license noted in the net sales discussion.
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
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $178 million, or four percent, to $3,966 million in fiscal year 2015 compared to $4,144 million in fiscal year 2014. The decrease in corn seed and traits was primarily the result of lower sales volumes in the United States and foreign currency changes offset by higher cost of goods in South America and Europe and asset impairments resulting from the 2015 Restructuring Plan. Cost of goods in the cotton seed and trait business decreased due to decreased planted area in the United States and Australia as noted in the net sales discussion.
Gross profit decreased $319 million, or five percent, to $6,277 million in fiscal year 2015 compared with $6,596 million in fiscal year 2014. Gross profit as a percent of sales for this segment remained consistent at 61 percent in fiscal year 2015.
Gross profit for corn seed and traits decreased $375 million, or ten percent, due to lower volumes in key regions as noted in the net sales discussion, in addition to higher costs in Brazil and Europe and asset impairments resulting from the 2015 Restructuring Plan. Gross profit for cotton seed and traits decreased $53 million, or 11 percent, which was due to the decrease in planted area for cotton seed and traits as noted in the net sales discussion.
Gross profit for soybean seed and traits increased $146 million, or 11 percent, compared to the eight percent increase in net sales for soybean seed and traits due to the increase in trait revenue in Brazil.

MONSANTO COMPANY	2016 FORM 10-K

AGRICULTURAL PRODUCTIVITY SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net Sales
Agricultural Productivity	$3,514	$4,758	$5,115	(26)%	(7)%
Total Net Sales	$3,514	$4,758	$5,115	(26)%	(7)%
Gross Profit
Agricultural Productivity	$943	$1,905	$1,978	(50)%	(4)%
Total Gross Profit	$943	$1,905	$1,978	(50)%	(4)%
EBIT(1)	$116	$1,294	$1,345	(91)%	(4)%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 8 — Financial Statements and Supplementary Data — Note 25 — Segment and Geographic Data — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance for Fiscal Year 2016
Net sales in our Agricultural Productivity segment decreased $1,244 million, or 26 percent, in fiscal year 2016 primarily due to lower average net selling price of Roundup and other glyphosate-based herbicides due to the decline in acid prices and the absence of the Scotts license agreement that existed in the prior year. Additional drivers for the decline were lower volume in South America, the United States and our global supply business due to pressure from generic products and timing of shipments and unfavorable currency impact primarily in Brazil.
Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $282 million, or ten percent, in fiscal year 2016 to $2,571 million compared to $2,853 million in fiscal year 2015. Cost of goods sold declined as a result of lower sales volumes and favorable currency impacts, offset in part by higher raw material prices and higher dicamba project expense when compared to fiscal year 2015.
The net sales and cost of goods sold discussed above resulted in a $962 million decrease in gross profit in fiscal year 2016. Gross profit as a percent of sales for the Agricultural Productivity segment decreased 13 percentage points to 27 percent in fiscal year 2016 primarily due to the absence of the Scotts license agreement that existed in the prior year, lower volumes and lower average net selling price as noted in the net sales discussion, increased costs of goods sold and currency impacts.
Agricultural Productivity Financial Performance for Fiscal Year 2015
Net sales in our Agricultural Productivity segment decreased $357 million, or seven percent, in fiscal year 2015 primarily due to lower volumes, unfavorable currency impacts and decreased average net selling price. Lower volumes in our global supply and branded businesses resulted from lower customer demand due to weather conditions, primarily in the United States and Latin America, and average net selling price decreased in fiscal year 2015 compared to fiscal year 2014 as a result of a decline in acid prices. These decreases were partially offset by the agreement with Scotts entered into in fiscal year 2015, which resulted in $274 million of revenue accounted for as a perpetual license to intellectual property.
Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $284 million, or nine percent, in fiscal year 2015 to $2,853 million compared to $3,137 million in fiscal year 2014. Roundup and other glyphosate-based herbicides cost of goods sold decreased primarily as a result of the lower sales volumes discussed above and lower raw material prices.
The net sales and cost of goods sold discussed above resulted in a $73 million decrease in gross profit in fiscal year 2015. Gross profit as a percent of sales for the Agricultural Productivity segment increased one percentage point to 40 percent in fiscal year 2015 primarily due to the agreement with Scotts entered into in fiscal year 2015, partially offset by lower average net selling prices in fiscal year 2015 compared to fiscal year 2014.

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

MONSANTO COMPANY	2016 FORM 10-K

Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be $1 billion to $1.1 billion. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $420 million to $465 million in work force reductions, including severance and related benefits; $130 million to $150 million in facility closures / exit costs, including contract termination costs; $450 million to $485 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
In fiscal year 2016, pretax restructuring charges of $364 million were recorded within the Statement of Consolidated Operations, of which $67 million and $297 million were included in cost of goods sold and restructuring charges, respectively. For additional information on the 2015 Restructuring Plan, see Item 8 — Financial Statements and Supplementary Data — Note 5 — Restructuring.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Working Capital and Financial Condition

	As of Aug. 31,
(Dollars in millions, except current ratio)	2016	2015
Cash and Cash Equivalents(1)	$1,676	$3,701
Trade Receivables, Net(1)	1,926	1,636
Inventory, Net	3,241	3,496
Other Current Assets(2)	1,314	1,792
Total Current Assets	$8,157	$10,625
Short-Term Debt(1)	$1,587	$615
Accounts Payable(1)	1,006	836
Accrued Liabilities(1)(3)	4,136	3,726
Total Current Liabilities	$6,729	$5,177
Working Capital(4)	$1,428	$5,448
Current Ratio(4)	1.21:1	2.05:1

(1)
Includes restrictions as a result of our variable interest entities. See Item 8 — Financial Statements and Supplementary Data — Statements of Consolidated Financial Position and Note 8 — Variable Interest Entities and Investments — for more information.

(2)
Includes short-term investments, miscellaneous receivables, assets held for sale, and other current assets at Aug. 31, 2016. Includes short-term investments, miscellaneous receivables, assets held for sale, other current assets and deferred tax assets at Aug. 31, 2015.

(3)
Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, miscellaneous short-term accruals and restructuring reserves.

(4)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Working capital decreased $4,020 million between Aug. 31, 2016, and Aug. 31, 2015, primarily because of the following factors:

•	Cash and cash equivalents decreased $2,025 million. For a more detailed discussion of the factors affecting the cash flow comparison, see the “Cash Flow” section in this section of MD&A.

•	Inventory, net decreased $255 million due to a lower production plan for corn inventory, partially offset by an inventory build in agricultural productivity.

•
Other current assets decreased $478 million between respective periods primarily due to a decrease in deferred tax assets of $743 million between respective periods resulting from the prospective adoption of “Balance Sheet Classification of Deferred Taxes” as of the third quarter of fiscal year 2016. See Item 8 — Financial Statements and Supplementary Data — Note 3— New Accounting Standards — for further information. This decrease was partially offset by an increase in assets held for sale of $265 million between respective periods related to the probable sale of the Precision Planting equipment business and the sale of packaging materials.

•	Short-term debt increased $972 million primarily due to outstanding commercial paper of $500 million; there was no commercial paper outstanding in the prior year.

•	Accounts payable increased $170 million primarily due to timing of payments compared to prior year.

•	Accrued liabilities increased $410 million primarily due to the following fluctuations:

◦
Accrued marketing programs increased $158 million due to increased market funding accruals related to Intacta RR2 PRO in Brazil and increased market funding in the United States related to our competitive pricing strategy.

◦	Deferred revenues increased $198 million primarily related to Intacta RR2 PRO prepayments for the upcoming season.

MONSANTO COMPANY	2016 FORM 10-K

◦	Restructuring reserves increased $57 million as a result of the 2015 Restructuring Plan.

◦
Miscellaneous short-term accruals increased $213 million primarily due to an accrual related to the PCB settlement of $280 million. See Item 8 — Financial Statements and Supplementary Data — Note 24 — Commitments and Contingencies — for further information. This increase is partially offset by the absence of the accrual related to the SEC investigation that existed in prior year.

The decreases in accrued liabilities were partially offset by the following:

◦	Income taxes payable decreased $193 million primarily as a result of the timing of tax payments.

These decreases to working capital were partially offset by an increase in trade receivables of $290 million due to a decrease in receivables sold to third parties in the United States.
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

Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of Aug. 31, 2016, the programs had $571 million in outstanding balances, and we received $607 million of proceeds in fiscal year 2016 under these programs. Our future maximum payout under all programs, including our responsibility for our guarantees with lenders, was $111 million as of Aug. 31, 2016. See Item 8 — Financial Statements and Supplementary Data —Note 7 — Customer Financing Programs — for further discussion of these programs.

Cash Flow

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
Net Cash Provided by Operating Activities	$2,588	$3,108	$3,054
Net Cash Required by Investing Activities	(864)	(1,019)	(2,095)
Free Cash Flow(1)	1,724	2,089	959
Net Cash Required by Financing Activities	(3,742)	(430)	(2,259)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7)	(325)	(1)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,025)	1,334	(1,301)
Cash and Cash Equivalents at Beginning of Period	3,701	2,367	3,668
Cash and Cash Equivalents at End of Period	$1,676	$3,701	$2,367

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Overview — Non-GAAP Financial Measures” section in MD&A for a further discussion).

2016 compared with 2015:
Operating: The decrease in cash provided by continuing operations in fiscal year 2016 compared to fiscal year 2015 was primarily due to the following:

•	Increase in trade receivables primarily due to a decrease in sales of receivables to third parties;

•
Accounts payable and accrued liabilities utilized more cash in the current year compared to prior year primarily due to increased income tax payments and legal spend. This is offset by timing of accounts payable disbursements and an increase in miscellaneous short-term accruals which included the PCB settlement further discussed at Item 8 — Financial Statements and Supplementary Data — Note 24 — Commitments and Contingencies.

•	Increase in cash payments made related to the 2015 Restructuring Plan, see Item 8 — Financial Statements and Supplementary Data — Note 5 — Restructuring— for further information; and

•	Decrease in earnings from fiscal year 2015 to fiscal year 2016.
The above factors were partially offset by the following:

•	Decrease in payments for inventory due to a lower production plan for corn inventory, partially offset by an inventory build in agricultural productivity;

•	Increase in deferred revenue primarily resulting from Intacta RR2 PRO; and

•	Increase in cash related to timing of collection of value add tax receivables.

MONSANTO COMPANY	2016 FORM 10-K

Investing: The decrease in cash required by investing activities in fiscal year 2016 compared to fiscal year 2015 was primarily due to an increase in cash from other investments and property disposal proceeds related to the sale of sorghum manufacturing assets and non-core asset sales in the United States and Europe. A decrease in capital expenditures also provided for additional cash required by investing activities.
Financing: The increase in cash required by financing activities in fiscal year 2016 compared to fiscal year 2015 was primarily due to treasury stock purchases related to the $3 billion accelerated share repurchase agreements and an increase in debt payments, partially offset by the increase in commercial paper borrowings and a decrease in bond issues.
Foreign Currency: The effect of exchange rate changes on cash and cash equivalents reduced the value of our cash and cash equivalents by $7 million during fiscal year 2016.
2015 compared with 2014: In fiscal year 2015, our free cash flow was a source of cash of $2,089 million, compared with $959 million in fiscal year 2014. Cash provided by operating activities increased two percent, or $54 million, to $3,108 million in 2015 compared with $3,054 million in fiscal year 2014. The increase was primarily driven by increased collections on trade receivables, including receipts from customer financing programs, primarily in the United States; a decrease in payments for inventory due to lower production plan for corn inventory, partially offset by an inventory build in agricultural productivity for the production of dicamba; and an increase in customer prepayments for Intacta RR2 PRO in Brazil. These factors were offset by an increase in payments for accounts payable and accrued liabilities primarily due to timing of payments and increased accrued marketing programs and a decrease in earnings from fiscal year 2014 to fiscal year 2015.
Cash required by investing activities was $1,019 million in fiscal year 2015 compared with $2,095 million in fiscal year 2014. The decrease was primarily due to decreased business acquisitions and technology investments, as the prior fiscal year included the acquisition of The Climate Corporation and the collaboration with Novozymes. We also had a decrease in capital expenditures and purchases of short-term investments, offset by a decrease in cash provided by maturities of short-term investments.
The amount of cash required by financing activities was $430 million in fiscal year 2015 compared with $2,259 million in fiscal year 2014. The decrease was primarily due to decreased treasury stock purchases as the prior fiscal year included the impact of the July 2014 ASR agreements. The decrease in cash required was offset by lower long-term debt proceeds, which were used for general corporate purposes, including share repurchases, in fiscal year 2015, while the 2014 fiscal year proceeds were used to partially fund the ASR agreements and fund the acquisition of The Climate Corporation.

Capital Resources and Liquidity

	As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2016	2015
Short-Term Debt	$1,587	$615
Long-Term Debt	7,453	8,429
Total Monsanto Company Shareowners’ Equity	4,534	6,990
Debt-to-Capital Ratio(1)	67%	56%

(1)	Debt-to-capital ratio is the sum of short-term and long-term debt, divided by total Monsanto Company shareowners' equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to bank financing and long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. Although we are subject to certain restrictions under the terms of the Merger Agreement with Bayer, we believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had commercial paper borrowings of $500 million outstanding at Aug. 31, 2016.
Debt and Other Credit Arrangements: In April 2016, we filed a shelf registration with the SEC (“2016 shelf registration”) that allows us to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.
We have a $3 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Aug. 31, 2016, we did not have any borrowings under this credit facility, and we were in compliance with all financial debt covenants.

MONSANTO COMPANY	2016 FORM 10-K

Our debt-to-capital ratio increased to 67 percent at Aug. 31, 2016, compared with 56 percent at Aug. 31, 2015, as a result of the treasury share purchases as discussed below and cash dividends, offset by the increase in shareowners’ equity as a result of earnings.
We held cash and cash equivalents and short-term investments of $1,736 million and $3,748 million at Aug. 31, 2016, and Aug. 31, 2015, respectively, of which $1,629 million and $1,001 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.5 billion of the $4.6 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2016. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.
Dividends: In fiscal year 2016, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payable Date	To Shareowners of Record as of:
Aug. 31, 2016	Aug. 12, 2016	54 cents	Oct. 28, 2016	Oct. 7, 2016
Aug. 31, 2016	June 9, 2016	54 cents	Jul. 29, 2016	Jul. 8, 2016
Feb. 29, 2016	Jan. 29, 2016	54 cents	Apr. 29, 2016	Apr. 8, 2016
Feb. 29, 2016	Dec. 7, 2015	54 cents	Jan. 29, 2016	Jan. 8, 2016
We paid dividends totaling $964 million in fiscal year 2016, $938 million in fiscal year 2015 and $904 million in fiscal year 2014.
Share Repurchases: On Oct. 9, 2015, we entered into uncollared ASR agreements with each of Citibank, N.A. (“Citi”) and JPMorgan Chase Bank, N.A. (“JPMorgan”), which settled in January 2016. In accordance with the terms of the agreements, an additional 3.8 million shares were received upon final settlement in the second quarter of fiscal year 2016 for a total of 32.2 million shares of Monsanto common stock repurchased at an aggregate cost to us of $3.0 billion. The ASR agreements were entered into pursuant to the share repurchase authorization announced June 2014.
In June 2014, we announced a two-year repurchase authorization of up to $10 billion of the company’s common stock, which expired on June 24, 2016. There were no other publicly announced plans outstanding as of Aug. 31, 2016. The Merger Agreement includes restrictions on purchases of shares of the company’s common stock by the company.

Capital Expenditures: Our capital expenditures were $923 million in fiscal year 2016, $967 million in fiscal year 2015 and $1,005 million in fiscal year 2014. We expect fiscal year 2017 cash required by investing to be $1.0 to $1.2 billion, with the capital expenditures component allocated towards both the seeds and genomics segment and the agricultural productivity segment. Capital expenditures within the agricultural productivity segment include expenditures to construct a dicamba manufacturing facility in Luling, Louisiana.

Healthcare Benefits: The short-term impact of the Healthcare Acts does not have a material impact on our consolidated financial statements. We continue to monitor the long-term impact of the Healthcare Acts, but we do not expect a material impact on our consolidated financial statements.
Pension Contributions: In addition to contributing amounts to our pension plans if required by pension plan regulations, we continue to also make discretionary contributions if we believe they are merited. Although contributions to the U.S. qualified plan were not required, we contributed $60 million in fiscal year 2016 and $32 million in fiscal year 2014. Monsanto did not make any cash contributions to its U.S. qualified plan in fiscal year 2015. For fiscal year 2017, management expects to make $60 million in discretionary cash contributions to the U.S. qualified plan. As the level of required future contributions is unpredictable and depends heavily upon return on plan asset experience and interest rate levels, we will evaluate contributions to the plan on a regular basis in the near term.
Fiscal year 2017 pension expense will be determined using assumptions as of Aug. 31, 2016. Our expected rate of return on assets assumption will remain consistent for fiscal year 2017 at 7.50 percent for the U.S. qualified plan. This assumption was 7.50 percent in each of fiscal years 2016, 2015 and 2014. To determine the rate of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. The U.S. qualified pension plan’s asset allocation as of Aug. 31, 2016, was approximately 53 percent equity securities, 42 percent debt securities and 5 percent other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Although we do not

MONSANTO COMPANY	2016 FORM 10-K

currently expect to change the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a half-percent decrease or increase in the expected return on plan assets would affect our fiscal year 2017 pre-tax income by approximately $11 million.
Our weighted average discount rate assumption for the 2017 pension expense is 3.43 percent for U.S. pension plans. This assumption was 4.33 percent, 4.04 percent and 4.44 percent in fiscal years 2016, 2015 and 2014, respectively. In determining the discount rate, we use yields on high-quality fixed-income investments that match the duration of the pension obligations. To the extent the discount rates decrease or increase, our pension obligation is decreased or increased accordingly. Holding all other assumptions constant, we estimate that a quarter-percent decrease or increase in the discount rates would affect our fiscal year 2017 pre-tax income by approximately $4 million. Our salary rate assumption as of Aug. 31, 2016, was 4.0 percent. Holding all other assumptions constant, we estimate that a half-percent decrease or increase in the salary rate assumption would affect our fiscal year 2017 pretax income by $2 million.

Divestitures: In October 2008, we consummated the sale of the Dairy business after receiving approval from the appropriate regulatory agencies and received $300 million in cash, and may receive additional contingent consideration. The contingent consideration is a 10-year earn-out with potential annual payments being earned by us if certain revenue levels are exceeded.
On Nov. 2, 2015, we signed definitive agreements with Deere & Company (“Deere”) to sell the Precision Planting equipment business and to enable exclusive third-party near real-time data connectivity between certain John Deere farm equipment and the Climate FieldView platform. Deere, based in Moline, IL, will acquire Precision Planting, while Climate will retain the digital agriculture portfolio that has been integrated into the Climate FieldView platform. The agreements will provide customers with the option to share their agronomic data between the John Deere Operations Center and the Climate FieldView platform and execute agronomic prescriptions with John Deere equipment. In August 2016, the U.S. Department of Justice filed a lawsuit to block Deere’s acquisition of the Precision Planting equipment business, which Deere has indicated it plans to contest. As a result of this development, the closing date for this transaction is uncertain.
2016 Joint Venture: Effective June 15, 2016, we signed definitive agreements to sell certain manufacturing assets and contribute to a newly-formed joint venture certain intellectual property, real property and tangible assets related to the company’s sorghum business. The agreements created a global joint venture in sorghum breeding that will help expand the commercial and technology reach of the elite germplasm and remain focused on delivering important product offerings for sorghum growers so that they can continue to benefit from new innovations in the crop. We received a cash payment of $110 million and a minority interest in the newly-formed joint venture, which combined resulted in a gain of approximately $157 million in the fourth quarter of the current fiscal year. The joint venture will be accounted for using the equity method of accounting. See Item 8 — Financial Statements and Supplementary Data —Note 8 — Variable Interest Entities and Investments.
2014 Collaboration: In February 2014, we entered into a collaborative agreement with Novozymes to launch The BioAg Alliance. The BioAg Alliance is focused on the next wave of microbial solutions by bringing together Novozymes’ capabilities for discovering, developing and producing microbial solutions with Monsanto’s discovery programs, and advanced development, testing and commercial capabilities. Value from commercialization is shared 50-50 between both companies. We paid Novozymes an aggregate upfront cash payment of $300 million for recognition of Novozymes’ ongoing business and capabilities in microbials and for Novozymes’ ability to supply alliance products.
2014 Acquisition: In November 2013, we acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyper-local weather monitoring, weather simulation and agronomic modeling which has allowed it to develop risk management tools and agronomic decision support tools for growers. The acquisition combined The Climate Corporation’s expertise in agriculture risk-management with our R&D capabilities, and is expected to further enable farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The total fair value of the acquisition was $932 million, and the total cash paid for the acquisition was $917 million (net of cash acquired). The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by us for the right to control the acquired business and technology.

MONSANTO COMPANY	2016 FORM 10-K

Contractual Obligations: We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments under contracts as of Aug. 31, 2016. See Item 8 — Financial Statements and Supplementary Data — Note 24 — Commitments and Contingencies — for a further description of our contractual obligations.

		Payments Due by Fiscal Year Ending Aug. 31,
(Dollars in millions)	Total	2017	2018	2019	2020	2021	2022 and beyond
Total Debt, including Capital Lease Obligations(1)	$9,040	$1,587	$306	$804	$5	$500	$5,838
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	6,320	310	301	282	269	267	4,891
Operating Lease Obligations	520	151	98	76	61	47	87
Purchase Obligations:
Commitments to purchase inventories	2,550	1,282	375	335	243	183	132
Commitments to purchase breeding research	495	55	55	55	55	55	220
R&D alliances and joint venture obligations	150	48	37	26	18	17	4
Uncompleted additions to property	271	271	—	—	—	—	—
Other Liabilities:
Postretirement liabilities(2)	106	106	—	—	—	—	—
Unrecognized tax benefits(3)	70	—	—	—	—	—	—
Environmental liabilities	189	12	16	11	6	6	138
Total Contractual Obligations	$19,711	$3,822	$1,188	$1,589	$657	$1,075	$11,310

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2016.

(2)
Includes the company’s planned pension and other postretirement benefit contributions for 2017. The actual amounts funded in 2017 may differ from the amounts listed above. Contributions in 2018 and beyond are excluded as those amounts are unknown. Refer to Item 8 — Financial Statements and Supplementary Data — Note 16 — Postretirement Benefits — Pensions — and Note 17 — Postretirement Benefits - Health Care and Other Postemployment Benefits — for more information.

(3)
Unrecognized tax benefits relate to reserves for uncertain tax positions recorded under the Income Taxes topic of the ASC. We are unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues, and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Item 8 — Financial Statements and Supplementary Data — Note 12 — Income Taxes — for more information.

Off-Balance Sheet Arrangements
Under our Separation Agreement with Pharmacia, we are required to indemnify Pharmacia for certain liabilities that are primarily related to Pharmacia’s former chemical and agricultural businesses. To the extent we are currently managing any such matters, we evaluate them in the course of managing our own potential liabilities and establish reserves as appropriate. However, additional matters may arise in the future, and we may manage, settle or pay judgments or damages with respect to those matters in order to mitigate contingent liability and protect Pharmacia and ourselves. See Item 8 — Financial Statements and Supplementary Data — Note 24 — Commitments and Contingencies — and Part I — Item 3 — Legal Proceedings — for further information.
We have entered into various customer financing programs which are accounted for in accordance with the Transfers and Servicing topic of the ASC. See Item 8 — Financial Statements and Supplementary Data — Note 7 — Customer Financing Programs — for further information.
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

MONSANTO COMPANY	2016 FORM 10-K

ASC on our Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded on the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facilities and the expansion is being treated as being owned by us.
Other Information
As discussed in Item 8 — Financial Statements and Supplementary Data — Note 24 — Commitments and Contingencies — and Part I — Item 3 — Legal Proceedings, we are responsible for significant environmental remediation and are involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.
Seasonality
Our fiscal year end of August 31 synchronizes our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. It provides a more complete picture of the North American and South American growing seasons in the same fiscal year. Sales by our Seeds and Genomics segment, and to a lesser extent, by our Agricultural Productivity segment, are seasonal. In fiscal year 2016, approximately 70 percent of our Seeds and Genomics segment sales occurred in the second and third quarters. This segment’s seasonality is primarily a function of the purchasing and growing patterns in North America. Agricultural Productivity segment sales were more evenly spread across our fiscal year quarters in 2016.

Net income has been the highest in second and third quarters, which correlates with the sales of the Seeds and Genomics segment and its gross profit contribution. Sales and income may shift somewhat between quarters, depending on planting and growing conditions. Our inventory has been at its lowest level at the end of our fiscal year, which is consistent with the agricultural cycles in our major markets. Additionally, our trade accounts receivable generally has been at its lowest levels in our fourth quarter. However, at Aug. 31, 2016, our trade accounts receivable balance is higher compared to prior year primarily due to a decrease in sales of receivables to third parties at year end.
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

OUTLOOK
We believe we have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our businesses is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand via our investments in new products. In the Agricultural Productivity segment, we expect to continue to deliver competitive products that support our Seeds and Genomics segment.
We believe that our company is positioned to deliver value-added products to growers enabling us to grow our gross profit in the future. We expect to see strong cash flow in the future, and we remain committed to returning value to shareowners through vehicles such as investments that expand the business and dividends. We will remain focused on cost and cash management, both to support the progress we have made in managing our investment in working capital and to realize the full earnings potential of our businesses. We are in the process of executing our plan to reduce operational spending through fiscal year 2018. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments. In the United States, we expect to incur higher interest costs as we refinance maturing debt.
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

MONSANTO COMPANY	2016 FORM 10-K

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
Commercialization of second- and third-generation traits and the stacking of multiple traits in corn, soy and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced from their use. We continue to experience an increase in competition in biotechnology as more competitors launch traits in the United States and internationally. Acquisitions may also present mid-to-longer term opportunities to increase penetration of our traits. The United States business could be significantly impacted by timing of regulatory approvals related to the Roundup Ready XTEND platform.
Intacta RR2 PRO technology has been fully approved by Brazil, Argentina, Paraguay, Uruguay and their key export markets, and we are currently selling that technology in Brazil, Argentina, Paraguay and Uruguay. In South America, we generally operate using a business model working with growers and grain handlers to collect technology value for soybeans either on the sale of new certified seed or through a point-of-delivery system for seeds that have been saved and replanted. The system has been operating in Brazil for many years, and nearly all of the grain handlers have enrolled in the point-of-delivery system. In Argentina, nearly all of the exporting grain handlers have enrolled in the point-of-delivery system, and we are enrolling additional local elevators. As previously announced, due to uncertainty raised by recent actions of the new government of Argentina, and while we continue to pursue value capture in Argentina, we have placed a hold on the launch of new soybean traits in that country. We continue to pursue a long-term system that operates with integrity and predictability and will continue to evaluate our soybean business in Argentina. With regard to first generation Roundup Ready soybeans, we have deferred collection of royalties in Brazil until a final decision is reached by the courts on our patent term correction case. The Supreme Court of Brazil has granted certiorari of the case. We do not plan to collect on first generation Roundup Ready soybeans in Argentina.
Our international traits businesses, in particular, are likely to continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic and political environments. Longer term, income is expected to grow in South America as farmers choose to plant more of our approved traits in soybeans, corn and cotton. The agricultural economy in Brazil and Argentina could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil and Argentina against such volatility. India’s cotton germplasm and traits business could continue to be significantly impacted by government policies, including controlled pricing and regulatory uncertainties, and we will continue to evaluate our cotton business in India.
Agricultural Productivity
Our Agricultural Productivity businesses operate in markets that are competitive. Gross profit and cash flow levels will fluctuate in the future based on global business dynamics including market supply, demand and manufacturing capacity. We expect to maintain our branded prices at a slight premium over generic products, and we believe our Roundup herbicide business will continue to be a sustainable source of cash and gross profit. Our crop protection business focus is to support strategically our Roundup Ready crops through our weed management platform that delivers weed control offerings for farmers. We continue to invest in our pending Roundup Ready XTEND crop system, which includes capital expenditures to construct a dicamba manufacturing facility in Luling, Louisiana. In addition, we expect our lawn-and-garden business will continue to be a solid contributor to our Agricultural Productivity segment.
Global glyphosate producers have the capacity to supply the market, but global dynamics including demand, environmental regulation compliance and raw material availability can cause fluctuations in supply and price of those generic products. We

MONSANTO COMPANY	2016 FORM 10-K

expect the fluctuation in global capacity will impact the selling prices and margins of Roundup brands and our third party sourcing opportunities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Item 8 — Financial Statements and Supplementary Data — Note 2 — Significant Accounting Policies. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosures regarding them, with the audit and finance committee of our board of directors, and do so on a regular basis.
We believe that the following estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our results of operations, financial condition or changes in financial condition for the current period could have been materially different from those presented.

Restructuring: We may from time to time initiate restructuring activities. Management is required to estimate the timing and amount of severance and other related benefits for workforce reduction, as well as the fair value of property, plant and equipment and goodwill and other intangible assets. Our written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Costs associated with severance and other related benefits for workforce reduction are recorded when we consider them probable and estimable. As of Aug. 31, 2016, and 2015, we had $244 million and $217 million, respectively, accrued related to severance and related benefit costs. The primary factors affecting our accrual for severance and related benefit costs include estimated years of service and eligible pay related to the position severed. We review long-lived assets and finite-lived intangible assets for impairment when, in management’s judgment, conditions indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the assets. If the review indicates that undiscounted cash flows are less than the carrying value of the assets, the assets are considered to be impaired. If an impairment is indicated, the asset is written down to its fair value, or if fair value is not readily determinable, to an estimated fair value based on discounted cash flows. For fiscal years 2016 and 2015 for the 2015 Restructuring Plan, we have recognized $43 million and $81 million of impairments related to property, plant and equipment and $39 million and $71 million of impairments related to intangible assets.

Goodwill: The majority of our goodwill relates to our seed company acquisitions. We are required to assess at least annually whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent component parts of our business. Our annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying value. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss.
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
The annual goodwill impairment tests were performed as of Mar. 1, 2016, and Mar. 1, 2015. No indications of goodwill impairment existed as of either date. The results of management’s Mar. 1, 2016, goodwill impairment test indicated that all reporting units had a calculated fair value greater than 10 percent in excess of its carrying value.
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

MONSANTO COMPANY	2016 FORM 10-K

laws, statutory tax rates and estimates of our future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is different than anticipated, we would be required to adjust the remaining deferred tax asset and the tax provision, resulting in an adjustment to net income and shareowners’ equity.
Under the Income Taxes topic of the ASC, in order to recognize the benefit of an uncertain tax position, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the position. Tax authorities regularly examine our returns in the jurisdictions in which we do business. Management regularly assesses the tax risk of our return filing positions and believes our accruals for uncertain tax positions are adequate as of Aug. 31, 2016.
As of Aug. 31, 2016, and Aug. 31, 2015, management has recorded deferred tax assets of $335 million and $291 million in Brazil primarily related to net operating loss carryforwards that have no expiration date. Management continues to believe it is more likely than not that we will realize our deferred tax assets in Brazil.
As of Aug. 31, 2016, management has recorded deferred tax assets of $281 million in Argentina primarily related to accrued royalties for which a tax benefit will be realized when paid. As a result of losses generated in Argentina in the current year as well as recent uncertainties around the Argentina business, during 2016, management determined we were not more likely than not to utilize these deferred tax assets and established a valuation allowance against the entire balance of these deferred tax assets.
Revenue Recognition: We sell our products directly to customers as well as through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Product is considered delivered to the customer or distributor once it has been shipped and risk and rewards of ownership have been transferred.
We may enter into multiple-element arrangements, including those where a customer purchases technology and licenses. When elements of a multiple element arrangement do not have stand-alone value, we account for such elements as a combined unit of accounting. We allocate revenue to each unit of accounting in a multiple-element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable by using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a unit of accounting, we use our best estimate of selling price for that unit of accounting. When we use our best estimate to determine selling price, significant judgment is required. The significant assumptions used to estimate selling price for significant units of accounting may consist of cost, gross margin objectives or forecasted customer selling volumes. Changes in assumptions used to estimate selling price could result in a different allocation of arrangement consideration across the units of accounting within an arrangement. Revenue allocated to each unit of accounting is recognized when all revenue recognition criteria for that unit of accounting have been met. Biotechnology trait license revenue, including those within multiple element arrangements, is generally recognized over the contract period as third-party seed companies sell seed containing our traits, which can be from one year up to the related patent term. License revenue from the sale of intellectual property, including those within multiple element arrangements, is generally recognized upon commencement of the license term.
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
Customer Incentive Programs: Customer incentive program costs are recorded in accordance with the Revenue Recognition topic of the ASC, based upon specific performance criteria met by our customers, such as purchase volumes, promptness of payment and market share increases. We also have Agricultural Productivity customer incentive programs which provide certain customers price protection consideration if standard published prices are lowered from the price the distributor was charged on the eligible products. The cost of certain customer incentive programs is recorded in net sales in the Statements of Consolidated Operations. Certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive. As actual customer incentive program expenses are not known at the time of the sale, estimates based on the best available information (such as historical experience and market research) and the specific terms and conditions of particular incentive programs are used as a basis for recording customer incentive program liabilities. If a greater than estimated proportion of customers redeem such incentives, we would be required to record additional reductions to

MONSANTO COMPANY	2016 FORM 10-K

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
See Item 8 — Financial Statements and Supplementary Data — Note 2 — Significant Accounting Policies, Note 14 — Fair Value Measurements —and Note 15 — Financial Instruments — to the consolidated financial statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.
The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2016, that are sensitive to changes in interest rates, currency exchange rates and commodity and equity securities prices. Actual changes may prove to be greater or less than those hypothesized.
Changes in Interest Rates: Our interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. Most of our debt as of Aug. 31, 2016, consisted of fixed-rate long-term obligations.
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

MONSANTO COMPANY	2016 FORM 10-K

The following table illustrates the fair values of the company’s long-term debt instruments at Aug. 31, 2016, and Aug. 31, 2015, and the fair values for each of these instruments after a hypothetical one percentage point decrease in interest rates to the rate that existed at Aug. 31, 2016, and Aug. 31, 2015:

	Initial Principal Amount Issued	Fair Value (2)		Fair Value Sensitivity
		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)		2016	2015	2016	2015
5.500% Senior Notes due 2035 issued July 2005	$400	$472	$424	$535	$524
5.500% Senior Notes due 2025 issued August 2005	314	367	350	395	402
5.125% Senior Notes due 2018 issued April 2008	300	317	325	322	338
5.875% Senior Notes due 2038 issued April 2008	250	302	277	345	352
2.750% Senior Notes due 2016 issued April 2011	300	—	303	—	300
2.200% Senior Notes due 2022 issued July 2012	250	249	229	263	255
3.600% Senior Notes due 2042 issued July 2012	250	232	195	274	254
1.850% Senior Notes due 2018 issued November 2013	300	302	300	309	311
4.650% Senior Notes due 2043 issued November 2013	300	315	280	370	358
1.150% Senior Notes due 2017 issued July 2014	500	500	496	504	510
2.125% Senior Notes due 2019 issued July 2014	500	506	498	520	525
2.750% Senior Notes due 2021 issued July 2014	500	516	490	540	533
3.375% Senior Notes due 2024 issued July 2014	750	788	720	845	823
4.200% Senior Notes due 2034 issued July 2014	500	526	457	598	576
4.400% Senior Notes due 2044 issued July 2014	1,000	1,042	904	1,232	1,171
4.700% Senior Notes due 2064 issued July 2014	750	723	647	881	888
4.300% Senior Notes due 2045 issued January 2015	365	351	313	414	383
2.850% Senior Notes due 2025 issued April 2015	300	301	276	325	317
3.950% Senior Notes due 2045 issued April 2015	500	488	421	581	548
Floating Rate Senior Notes due 2016 issued November 2013(1)	400	400	400	400	400

(1)	A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $4 million related to the Floating Rate Senior Notes due 2016.

(2)
Does not include the fair value of other long term debt, primarily consisting of capital lease obligations, which had a fair value of $36 million and $28 million at Aug. 31, 2016, and Aug. 31, 2015, respectively.

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
The company’s significant hedged positions included the European euro, the Brazilian real, the Canadian dollar, the Australian dollar and the Argentine peso. The total notional amount of foreign currency derivative instruments designated as hedges and not designated as hedges at Aug. 31, 2016, was $1,484 million, representing a settlement liability of $5 million. All of these derivatives are hedges of anticipated transactions, translation exposure, or existing assets or liabilities, and mature within 11 months. For all derivative positions, we evaluated the effects of a ten percent shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. Unfavorable currency movements of ten percent would negatively affect the fair values of the derivatives held to hedge currency exposures by $85 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
The company held cash and cash equivalents and short-term investments of $1,736 million at Aug. 31, 2016, of which $1,629 million was held by foreign entities. For all non-U.S. dollar denominated cash held by foreign entities, we evaluated the effects of a ten percent shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. Unfavorable currency movements of ten percent would negatively affect the fair values of cash and cash equivalents and short-term investments by $100 million.

MONSANTO COMPANY	2016 FORM 10-K

Changes in Commodity Prices: Where practical, we use futures contracts to protect the company against commodity price increases and use option contracts to limit the unfavorable effect that price changes could have on these purchases. Our futures contracts are accounted for as cash flow hedges and are mainly in the Seeds and Genomics segment. Our option contracts do not qualify for hedge accounting under the provisions specified by the Derivatives and Hedging topic of the ASC. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. In addition, we collect payments on certain customer accounts in grain, and enter into forward sales contracts to mitigate the commodity price exposure. A ten percent decrease in the prices would have a negative effect on the fair value of these instruments of $23 million. We also use natural gas, diesel and ethylene swaps to manage energy input costs and raw material costs. A ten percent decrease in the price of these swaps would have a negative effect on the fair value of these instruments of $6 million.
Changes in Equity Securities Prices: We also have investments in marketable equity securities. All such investments are classified as long-term available-for-sale investments. The fair value of these investments was $13 million and $17 million as of Aug. 31, 2016 and 2015, respectively. These securities are listed on a stock exchange, quoted in an over-the-counter market or measured using an independent pricing source and adjusted for expected future credit losses. If the market price of the marketable equity securities should decrease by ten percent, the fair value of the equities would decrease by $1 million. See Item 8 — Financial Statements and Supplementary Data — Note 14 — Fair Value Measurements — for further details.

MONSANTO COMPANY	2016 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management Report
Monsanto Company’s management is responsible for the fair presentation and consistency, in accordance with accounting principles generally accepted in the United States of America, of all the financial information included in this Form 10-K. Where necessary, the information reflects management’s best estimates and judgments.
Management is also responsible for establishing and maintaining an effective system of internal control over financial reporting. The purpose of this system is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to high standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. Management seeks to maintain the effectiveness of internal control over financial reporting by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits. See Management’s Annual Report on Internal Control over Financial Reporting for Management’s conclusion of the effectiveness of Monsanto’s internal control over financial reporting as of August 31, 2016.
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
/s/ Hugh Grant
Hugh Grant
Chairman and Chief Executive Officer
/s/ Pierre Courduroux
Pierre Courduroux
Senior Vice President and Chief Financial Officer
October 19, 2016

MONSANTO COMPANY	2016 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners of Monsanto Company:
We have audited the accompanying statements of consolidated financial position of Monsanto Company and subsidiaries (the "Company") as of August 31, 2016 and 2015, and the related statements of consolidated operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended August 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of August 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 19, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
October 19, 2016

MONSANTO COMPANY	2016 FORM 10-K

Statements of Consolidated Operations

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2016	2015	2014
Net Sales	$13,502	$15,001	$15,855
Cost of goods sold	6,485	6,819	7,281
Gross Profit	7,017	8,182	8,574
Operating Expenses:
Selling, general and administrative expenses	2,833	2,686	2,774
Research and development expenses	1,512	1,580	1,725
Restructuring charges	297	393	—
Total Operating Expenses	4,642	4,659	4,499
Income from Operations	2,375	3,523	4,075
Interest expense	436	433	248
Interest income	(74)	(105)	(102)
Other expense, net	22	34	102
Income from Continuing Operations Before Income Taxes	1,991	3,161	3,827
Income tax provision	695	864	1,078
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,296	2,297	2,749
Discontinued Operations:
Income from operations of discontinued businesses	27	45	22
Income tax provision	10	17	9
Income on Discontinued Operations	17	28	13
Net Income	1,313	2,325	2,762
Less: Net (loss) income attributable to noncontrolling interest	(23)	11	22
Net Income Attributable to Monsanto Company	$1,336	$2,314	$2,740
Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,319	$2,286	$2,727
Income on discontinued operations	17	28	13
Net Income Attributable to Monsanto Company	$1,336	$2,314	$2,740
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.98	$4.79	$5.25
Income on discontinued operations	0.04	0.06	0.03
Net Income Attributable to Monsanto Company	$3.02	$4.85	$5.28
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.95	$4.75	$5.19
Income on discontinued operations	0.04	0.06	0.03
Net Income Attributable to Monsanto Company	$2.99	$4.81	$5.22
Weighted Average Shares Outstanding:
Basic	442.7	476.9	519.3
Diluted	447.1	481.4	524.9
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2016 FORM 10-K

Statements of Consolidated Comprehensive Income

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$1,336	$2,314	$2,740
Other Comprehensive (Loss) Income, Net of Tax:
Foreign currency translation, net of tax of $2, $(18) and $(33), respectively	35	(1,596)	100
Postretirement benefit plan activity, net of tax of $(35), $(39) and $76, respectively	(54)	(65)	119
Unrealized net losses on investment holdings, net of tax of $(1), $0 and $0, respectively	(2)	—	—
Realized net losses (gains) on investment holdings, net of tax of $1, $(1) and $(2), respectively	1	(3)	(3)
Unrealized net derivative losses, net of tax of $(26), $(46) and $(42), respectively	(42)	(54)	(69)
Realized net derivative losses, net of tax of $44, $23 and $9, respectively	55	31	17
Total Other Comprehensive (Loss) Income, Net of Tax	(7)	(1,687)	164
Comprehensive Income Attributable to Monsanto Company	1,329	627	2,904
Comprehensive Income Attributable to Noncontrolling Interests
Net (Loss) Income Attributable to Noncontrolling Interests	(23)	11	22
Other Comprehensive (Loss) Income:
Foreign currency translation	(1)	(4)	10
Total Other Comprehensive (Loss) Income	(1)	(4)	10
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(24)	7	32
Total Comprehensive Income	$1,305	$634	$2,936
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2016 FORM 10-K

Statements of Consolidated Financial Position

	As of Aug. 31,
(Dollars in millions, except share amounts)	2016	2015
Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2016: $122 and 2015: $112)	$1,676	$3,701
Short-term investments	60	47
Trade receivables, net (variable interest entities restricted - 2016: $7 and 2015: $0)	1,926	1,636
Miscellaneous receivables	755	803
Deferred tax assets	—	743
Inventory, net	3,241	3,496
Assets held for sale	272	7
Other current assets	227	192
Total Current Assets	8,157	10,625
Total property, plant and equipment	11,116	10,428
Less: Accumulated depreciation	5,885	5,455
Property, Plant and Equipment, Net (variable interest entity restricted - 2016: $0 and 2015: $2)	5,231	4,973
Goodwill	4,020	4,061
Other Intangible Assets, Net	1,125	1,332
Noncurrent Deferred Tax Assets	613	277
Long-Term Receivables, Net	101	42
Other Assets	489	610
Total Assets	$19,736	$21,920
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2016: $113 and 2015: $0)	$1,587	$615
Accounts payable (variable interest entity restricted - 2016: $0 and 2015: $6)	1,006	836
Income taxes payable	41	234
Accrued compensation and benefits (variable interest entity restricted - 2016: $0 and 2015: $2)	239	304
Accrued marketing programs	1,650	1,492
Deferred revenues	568	370
Grower production accruals	47	39
Dividends payable	237	254
Customer payable	123	72
Restructuring reserves	227	170
Miscellaneous short-term accruals (variable interest entity restricted - 2016: $0 and 2015: $7)	1,004	791
Total Current Liabilities	6,729	5,177
Long-Term Debt (variable interest entity restricted - 2016: $0 and 2015: $96)	7,453	8,429
Postretirement Liabilities	371	336
Long-Term Deferred Revenue	35	47
Noncurrent Deferred Tax Liabilities	68	340
Long-Term Portion of Environmental and Litigation Liabilities	200	194
Long-Term Restructuring Reserve	17	47
Other Liabilities	318	345
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 611,435,047 and 609,350,452 shares, respectively
Outstanding 437,795,024 and 467,903,711 shares, respectively	6	6
Treasury stock 173,640,023 and 141,446,741 shares, respectively, at cost	(15,053)	(12,053)
Additional contributed capital	11,626	11,464
Retained earnings	10,763	10,374
Accumulated other comprehensive loss	(2,808)	(2,801)
Total Monsanto Company Shareowners’ Equity	4,534	6,990
Noncontrolling Interest	11	15
Total Shareowners’ Equity	4,545	7,005
Total Liabilities and Shareowners’ Equity	$19,736	$21,920
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2016 FORM 10-K

Statements of Consolidated Cash Flows

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
Operating Activities:
Net Income	$1,313	$2,325	$2,762
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	727	716	691
Bad-debt expense	152	45	41
Stock-based compensation expense	111	111	120
Excess tax benefits from stock-based compensation	(16)	(44)	(72)
Deferred income taxes	97	(271)	12
Restructuring impairments	147	276	—
Equity affiliate loss, net	15	7	4
Net gain on sales of a business or other assets	(181)	(2)	(11)
Other items, net	181	118	139
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables	(498)	68	(172)
Inventory, net	181	(425)	(650)
Deferred revenues	189	32	(163)
Accounts payable and other accrued liabilities	176	235	709
Restructuring reserves	25	217	—
Pension contributions	(78)	(27)	(64)
Other items, net	47	(273)	(292)
Net Cash Provided by Operating Activities	2,588	3,108	3,054
Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(50)	(63)	(145)
Maturities of short-term investments	35	56	359
Capital expenditures	(923)	(967)	(1,005)
Acquisition of businesses, net of cash acquired	(2)	(8)	(922)
Purchases of long-term debt and equity securities	—	(30)	(12)
Technology and other investments	(69)	(48)	(403)
Other investments and property disposal proceeds	145	41	33
Net Cash Required by Investing Activities	(864)	(1,019)	(2,095)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	676	45	38
Short-term debt proceeds	49	57	50
Short-term debt reductions	(272)	(36)	(24)
Long-term debt proceeds	9	1,279	5,479
Long-term debt reductions	(306)	(107)	(7)
Payments on other financing	—	—	(39)
Debt issuance costs	—	(12)	(53)
Treasury stock purchases	(3,001)	(835)	(7,082)
Stock option exercises	81	137	248
Excess tax benefits from stock-based compensation	16	44	72
Tax withholding on restricted stock and restricted stock units	(24)	(36)	(9)
Dividend payments	(964)	(938)	(904)
Payments to noncontrolling interests	(6)	(28)	(28)
Net Cash Required by Financing Activities	(3,742)	(430)	(2,259)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7)	(325)	(1)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,025)	1,334	(1,301)
Cash and Cash Equivalents at Beginning of Period	3,701	2,367	3,668
Cash and Cash Equivalents at End of Period	$1,676	$3,701	$2,367
See Note 1 — Background and Basis of Presentation — and Note 23 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2016 FORM 10-K

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Non- Controlling Interest	Total
Balance Aug. 31, 2013	$6	$(4,140)	$10,783	$7,188	$(1,278)	$169	$12,728
Net income	—	—	—	2,740	—	22	2,762
Other comprehensive income for 2014	—	—	—	—	164	10	174
Treasury stock purchases	—	(5,892)	(1,204)	—	—	—	(7,096)
Restricted stock withholding	—	—	(16)	—	—	—	(16)
Issuance of shares under employee stock plans	—	—	248	—	—	—	248
Net excess tax benefits from stock-based compensation	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	120	—	—	—	120
Cash dividends of $1.78 per common share	—	—	—	(916)	—	—	(916)
Recognition of redeemable shares of VIE	—	—	—	—	—	(134)	(134)
Payments to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance Aug. 31, 2014	$6	$(10,032)	$10,003	$9,012	$(1,114)	$39	$7,914
Net income	—	—	—	2,314	—	11	2,325
Other comprehensive loss for 2015	—	—	—	—	(1,687)	(4)	(1,691)
Treasury stock purchases	—	(2,021)	1,200	—	—	—	(821)
Restricted stock withholding	—	—	(29)	—	—	—	(29)
Issuance of shares under employee stock plans	—	—	138	—	—	—	138
Net excess tax benefits from stock-based compensation	—	—	40	—	—	—	40
Stock-based compensation expense	—	—	112	—	—	—	112
Cash dividends of $2.01 per common share	—	—	—	(952)	—	—	(952)
Acquisition of noncontrolling interest	—	—	—	—	—	(3)	(3)
Payments to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance Aug. 31, 2015	$6	$(12,053)	$11,464	$10,374	$(2,801)	$15	$7,005
Net income (loss)	—	—	—	1,336	—	(23)	1,313
Other comprehensive loss for 2016	—	—	—	—	(7)	(1)	(8)
Treasury stock purchases	—	(3,000)	(1)	—	—	—	(3,001)
Restricted stock and restricted stock unit tax withholding	—	—	(24)	—	—	—	(24)
Issuance of shares under employee stock plans	—	—	81	—	—	—	81
Net excess tax benefits from stock-based compensation	—	—	11	—	—	—	11
Stock-based compensation expense	—	—	111	—	—	—	111
Cash dividends of $2.16 per common share	—	—	—	(947)	—	—	(947)
Acquisition of noncontrolling interest	—	—	(16)	—	—	26	10
Payments to noncontrolling interest	—	—	—	—	—	(6)	(6)
Balance Aug. 31, 2016	$6	$(15,053)	$11,626	$10,763	$(2,808)	$11	$4,545

(1)	See Note 21 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2016 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto’s seeds, biotechnology trait products, herbicides and digital agriculture products provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
Monsanto manages its business in two reportable segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds and digital agriculture to assist farmers in decision making. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures Roundup and Harness brand herbicides and other herbicides. See Note 25 — Segment and Geographic Data — for further details.
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
On Nov. 2, 2015, the company signed a definitive agreement with Deere & Company (“Deere”) to sell the Precision Planting equipment business which is included in the Seed and Genomics segment for approximately $190 million in cash, subject to customary working capital adjustments. As of Aug. 31, 2016, Monsanto has $172 million of assets held for sale and $12 million of liabilities held for sale classified within miscellaneous short-term accruals on the Statement of Consolidated Financial Position related to this transaction. The assets were primarily classified as inventory, net; trade receivables, net; property, plant, and equipment, net; goodwill; and other intangible assets, net as of Aug. 31, 2015, and the liabilities were primarily classified as accrued marketing programs and accounts payable as of Aug. 31, 2015. In August 2016, the U.S. Department of Justice filed a lawsuit to block Deere’s acquisition of the Precision Planting equipment business, which Deere has indicated it plans to contest. As a result of this development, the closing date for this transaction is uncertain.
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

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition
The company derives most of its revenue from three main sources: sales of branded conventional seed and branded seed with biotechnology traits; royalties and license revenues from licensed biotechnology traits and genetic material; and sales of agricultural chemical products. Monsanto follows the Revenue Recognition topic of the Accounting Standards Codification (“ASC”).
Revenues from all seed sales are recognized when risks and rewards of ownership of the products are transferred. The company recognizes revenue on products it sells to distributors when, according to the terms of the sales agreement, delivery has occurred, performance is complete, expected returns can be reasonably estimated, and pricing is fixed or determinable. When the right of return exists in the company’s seed business, sales revenues are reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand.
The Revenue Recognition topic of the ASC affects Monsanto’s recognition of license revenues from biotechnology traits sold through third-party seed companies. The company may enter into multiple element arrangements, including those where a customer purchases technology and licenses. When elements of a multiple element arrangement do not have stand alone value, Monsanto accounts for such elements as a combined unit of accounting. The company allocates revenue to each unit of accounting in a multiple element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, Monsanto determines the selling price for each deliverable by using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exists for a unit of accounting, Monsanto uses its best estimate of selling price for that unit of accounting. When Monsanto uses its best estimate to determine selling price, significant judgment is required. The significant assumptions used to estimate selling price for significant units of accounting may consist of cost, gross margin objectives or forecasted customer selling volumes. Changes in assumptions used to estimate selling price could result in a different allocation of arrangement consideration across the units of accounting within an arrangement. Revenue allocated to each unit of accounting is recognized when all revenue recognition criteria for that unit of accounting have been met. Biotechnology trait license revenue, including those within multiple element arrangements, is generally recognized over the contract period as third-party seed companies sell seed containing Monsanto traits, which can be from one year up to the related patent term. License revenue from the sale of intellectual property, including those within multiple element arrangements, is generally recognized upon commencement of the license term.
Primarily in Brazil and Latin America, Monsanto has point-of-delivery collection systems for certain royalties for soybeans and cotton to record revenue when the grain containing Monsanto’s technology is delivered and commercialized at the grain handlers and collectibility is reasonably assured.
Revenues for agricultural chemical products are recognized when title to the products is transferred. The company recognizes revenue on products it sells to distributors when, according to the terms of the sales agreements, delivery has occurred, performance is complete, no right of return exists unless required by law, and pricing is fixed or determinable.
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

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Promotional, Advertising and Customer Incentive Program Costs
Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Advertising costs were $64 million, $74 million and $90 million in 2016, 2015 and 2014, respectively. Customer incentive program costs are recorded in accordance with the Revenue Recognition topic of the ASC, based on specific performance criteria met by Monsanto’s customers, such as purchase volumes, promptness of payment and market share increases. In fiscal year 2016, the company introduced new Agricultural Productivity customer incentive programs providing certain customers price protection consideration if standard published prices are lowered from the price the distributor was charged on the eligible products on or before Apr. 30, 2016. The cost of customer incentive programs is generally recorded in net sales in the Statements of Consolidated Operations. The fair value of incentive programs earned by customers for services with separate identifiable benefit is generally recorded in selling, general and administrative expenses in the Statements of Consolidated Operations. The cost of incentive programs earned by distributors determined to be agents is generally recorded in selling, general and administrative expenses in the Statements of Consolidated Operations. As actual customer incentive program expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience and market research) is used as a basis for recording customer incentive program liabilities. Management analyzes and reviews the customer incentive program balances on a quarterly basis, and adjustments are recorded as appropriate. Under certain customer incentive programs, product performance and variations in weather can result in free product to customers. The associated cost of this free product is recognized as cost of goods sold in the Statements of Consolidated Operations.
Research and Development Costs and Collaborative Arrangements
The company accounts for research and development (“R&D”) costs in accordance with the Research and Development topic of the ASC. Under the Research and Development topic of the ASC, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results are achieved. In process research and development (“IPR&D”) costs acquired in a business combination are recorded on the Statements of Consolidated Financial Position as indefinite-lived intangible assets until completion or abandonment of the associated R&D efforts. The costs of purchased IPR&D that have alternative future uses are capitalized and amortized over the estimated useful life of the asset. IPR&D intangible assets are subject to annual impairment tests. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to R&D expenses. Monsanto has entered into collaborations with third parties for the R&D and commercialization of agricultural products. The company accounts for costs incurred and revenue generated under these collaborative arrangements from transactions with third parties in accordance with the Collaborative Arrangements topic of the ASC. Under the Collaborative Arrangements topic of the ASC, all costs incurred and revenue generated from transactions with third parties shall be recorded in each entity’s respective income statement.
Income Taxes
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements, and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2016, and Aug. 31, 2015, represent the estimated future tax benefits to be received from future reductions of taxes payable.
Under the Income Taxes topic of the ASC, in order to recognize the benefit of an uncertain tax position, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the position. Tax authorities regularly examine the company’s returns in the jurisdictions in which it does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax positions are adequate as of Aug. 31, 2016, and Aug. 31, 2015.
Cash and Cash Equivalents
All highly liquid investments (defined as investments with a maturity of three months or less when purchased) are considered cash equivalents.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventory Valuation and Obsolescence
Inventories are stated at the lower of cost or market value for inventory measured using last-in, first-out (“LIFO”) method. Inventories are stated at the lower of cost or net realizable value for inventory measured under the first-in, first-out (“FIFO”) or average cost method. An inventory reserve would permanently reduce the cost basis of inventory. Inventories are valued as follows:
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

Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Variances, exclusive of abnormally low volume and operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials and manufacturing overhead based on normal capacity. The cost of the Agricultural Productivity segment inventories in the United States (approximately 11 percent of total company inventory as of Aug. 31, 2016, and Aug. 31, 2015) is determined by using the LIFO method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside of the United States, as well as supplies inventories in the United States, is determined by using the FIFO method; FIFO is used outside of the United States because the requirements in the countries where Monsanto maintains inventories generally do not allow the use of the LIFO method. Inventories at FIFO approximate current cost.
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

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

intangible assets such as enabling processes and data libraries necessary to support the integrated genomics and biotechnology platforms. These intangible assets have alternative future uses and are amortized over useful lives ranging from two years to 18 years. The useful lives of acquired germplasm and acquired intellectual property are determined based on consideration of several factors including the nature of the asset, its expected use, length of licensing agreement or patent and the period over which benefits are expected to be received from the use of the asset.

Monsanto has a broad portfolio of trademarks for herbicide products, traits, agricultural seeds and vegetable seeds, and patents for its traits, formulations used to make its herbicides and various manufacturing processes. The amortization period for acquired trademarks and patents ranges from two years to 30 years. Trademarks are amortized on a straight-line basis over their useful lives. The useful life of a trademark is determined based on the estimated market-life of the associated company, brand or product. Patents are amortized on a straight-line basis over the period in which the patent is legally protected, the period over which benefits are expected to be received, or the estimated market-life of the product with which the patent is associated, whichever is shorter.
In conjunction with acquisitions, Monsanto obtains access to the distribution channels and customer relationships of the acquired companies. These relationships are expected to provide economic benefits to Monsanto. The amortization period for customer relationships ranges from three years to 20 years, and amortization is recognized on a straight-line basis over these periods. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on the company’s historical experience of customer attrition rates.
In accordance with the Property, Plant and Equipment topic of the ASC, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. At a minimum, Monsanto assesses all amortizable intangible assets annually. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the Statement of Consolidated Operations.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Additions and improvements are capitalized; these include all material, labor and engineering costs to design, install or improve the asset and interest costs on construction projects. Such costs are not depreciated until the assets are placed in service. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset — weighted-average periods of approximately 25 years for buildings, ten years for machinery and equipment and five years for software. In compliance with the Property, Plant and Equipment topic of the ASC, long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows.
Asset Retirement Obligations and Environmental Remediation Liabilities
Monsanto follows the Asset Retirement and Environmental Obligations topic of the ASC, which addresses financial accounting for and financial reporting of a liability for an asset retirement obligation and an environmental remediation liability that results from the normal operation of a long-lived asset. Monsanto has asset retirement obligations with carrying amounts totaling $78 million and $68 million included in other liabilities on the Statements of Consolidated Financial Position as of Aug. 31, 2016, and Aug. 31, 2015, respectively, primarily relating to its manufacturing facilities.
In accordance with the Asset Retirement and Environmental Obligations topic of the ASC, Monsanto accrues these costs in the period when responsibility is established and when such costs are probable and reasonably estimable based on current law and existing technology. Postclosure and remediation costs for hazardous waste sites and other waste facilities at operating locations are accrued over the estimated life of the facility, as part of its anticipated closure cost.
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

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ranges of probable losses, to the extent losses are reasonably estimable. In accordance with the Contingencies topic of the ASC, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible, and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience, scientific and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.
Guarantees
Monsanto is subject to various commitments under contractual and other commercial obligations. The company recognizes liabilities for contingencies and commitments under the Guarantees topic of the ASC.
Foreign Currency Translation
The financial statements for most of Monsanto’s ex-U.S. operations are translated to U.S. dollars at current exchange rates. For assets and liabilities, the fiscal year-end rate is used. For revenues, expenses, gains and losses, an approximation of the average rate for the period is used. Unrealized currency adjustments in the Statements of Consolidated Financial Position are accumulated in equity as a component of accumulated other comprehensive loss. The financial statements of ex-U.S. operations in highly inflationary economies are translated at either current or historical exchange rates at the time they are deemed highly inflationary, in accordance with the Foreign Currency Matters topic of the ASC. These currency adjustments and the remeasurement of assets and liabilities of ex-U.S. operations with the U.S. dollar designated as their functional currency are included in net income. Based on the Consumer Price Index (“CPI”), Monsanto designated Venezuela as a hyperinflationary country effective June 1, 2009. The functional currency of the company’s foreign entities in Argentina is the U.S. dollar.
Significant translation exposures include the Brazilian real, the Mexican peso, the European euro, South African rand, Indian rupee and Ukrainian hryvnia. Currency restrictions are not expected to have a significant effect on Monsanto’s cash flow, liquidity or capital resources.
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

MONSANTO COMPANY	2016 FORM 10-K
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
NOTE 3. NEW ACCOUNTING STANDARDS
In August 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, “Classification of Certain Cash Receipts and Cash Payments” which clarifies the classification of the activity in the Statements of Consolidated Cash Flows and how the predominant principle should be applied when cash receipts and cash payments have more than one class of cash flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with early adoption permitted. Adoption will be applied retrospectively to all periods presented. Monsanto is required to adopt the standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In June 2016, the FASB issued accounting guidance, “Measurement of Credit Losses on Financial Instruments” which replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2019, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018. This standard will be adopted on a modified retrospective basis. Monsanto is required to adopt this standard in the first quarter of fiscal year 2021, with early adoption permitted in the first quarter of fiscal year 2020. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In March 2016, the FASB issued accounting guidance, “Improvements to Employee Share-Based Payment Accounting” which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted. Monsanto is required to adopt the standard in the first quarter of fiscal year 2018. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In February 2016, the FASB issued accounting guidance, “Leases” which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the Statements of Financial Position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018, with early adoption permitted. This standard will be adopted on a modified retrospective basis. Monsanto is required to adopt the standard in the first quarter of fiscal year 2020. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In January 2016, the FASB issued accounting guidance, “Recognition and Measurement of Financial Assets and Financial Liabilities” which would require equity investments not accounted for as an equity method investment or that result in consolidation to be recorded at their fair value with changes in fair value recognized in the Statements of Consolidated Operations. Those equity investments that do not have a readily determinable fair value may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with early adoption prohibited. Monsanto is required to adopt the standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In November 2015, the FASB issued accounting guidance, “Balance Sheet Classification of Deferred Taxes” which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Statements of Consolidated Financial Position. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted, including adoption in an interim period, for financial periods not yet reported. Monsanto elected to adopt this standard in the third quarter

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

of fiscal 2016 on a prospective basis. The Aug. 31, 2015, financial statements were not retrospectively adjusted. The adoption of this guidance resulted in a material decrease in working capital.
In September 2015, the FASB issued accounting guidance, “Simplifying the Accounting for Measurement-Period Adjustments” in business combinations. This standard eliminates the need for an acquirer in a business combination to recognize measurement-period adjustments retrospectively, but instead measurement-period adjustments are to be recorded during the period in which the amount of the adjustment is determined, including the effect on earnings of any amount that would have been recorded in a previous period had the amount been recorded at the acquisition date. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2015, with early adoption permitted. Monsanto has elected to adopt this standard as of Aug. 31, 2016. The adoption of the standard had no impact to the consolidated financial statements and related disclosures.
In July 2015, the FASB issued accounting guidance, “Simplifying the Measurement of Inventory” which requires inventory to be carried at the lower of cost or net realizable value if the FIFO or average cost method is used. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted. Monsanto has elected to adopt this standard in fiscal year 2016. The adoption of the standard had no impact to the consolidated financial statements. Refer to Note 2 — Significant Accounting Policies — for disclosure of Monsanto’s significant accounting policies related to inventory valuation.
In April 2015, the FASB issued accounting guidance, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” which provides explicit guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015. Monsanto must elect to adopt either retrospectively or prospectively, with early adoption permitted. Monsanto has elected to adopt the standard on a prospective basis as of Aug. 31, 2016. The adoption of the standard had no impact to the consolidated financial statements and related disclosures.
In February 2015, the FASB issued accounting guidance, “Amendments to the Consolidation Analysis” which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination and (5) certain investment funds. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015. Accordingly, Monsanto is required to adopt this standard in the first quarter of fiscal year 2017. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In May 2014, the FASB issued accounting guidance, “Revenue from Contracts with Customers” which has been further clarified and amended. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. In August 2015, the FASB amended the guidance to allow for the deferral of the effective date of this standard. The standard is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2017. Accordingly, Monsanto is required to adopt this standard in the first quarter of fiscal year 2019. One-year early adoption is permitted. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the company is currently analyzing the potential impacts to the consolidated financial statements and related disclosures. The company believes the most significant impact relates to its accounting for biotechnology trait license revenue with fixed payments. Revenue from seed sales, agricultural chemical products and biotechnology trait licenses recognized as third-party seed companies sell seed is expected to remain substantially unchanged. Specifically, under the new standard, revenue for biotechnology trait license with fixed payments are expected to be recognized upon commencement of the license term rather than over the contract period. Due to complexities of certain biotechnology trait license agreements, the actual revenue recognition treatment under the standard will be dependent upon contract-specific terms and may vary in some instances from recognition upon commencement of the license term. The company has not made a decision on the method of adoption.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April 2014, the FASB issued accounting guidance, “Presentation of Financial Statements and Property, Plant, and Equipment.” The new standard raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This standard is effective prospectively for all disposals of components that occur within annual periods beginning on or after Dec. 15, 2014, and interim periods within those years. Accordingly, Monsanto adopted this standard in the first quarter of fiscal year 2016.
NOTE 4. BUSINESS COMBINATIONS AND COLLABORATIVE ARRANGEMENTS
Business Combinations
2014 Acquisition: In November 2013, Monsanto acquired 100 percent of the outstanding stock of The Climate Corporation, a San Francisco, California based company. The Climate Corporation is a leading data analytics company with core capabilities around hyper-local weather monitoring, weather simulation and agronomic modeling which has allowed it to develop risk management tools and agronomic decision support tools for growers. The acquisition combined The Climate Corporation’s expertise in agriculture risk-management with Monsanto’s R&D capabilities and enables farmers to significantly improve productivity and better manage risk from variables that could limit agriculture production. The acquisition of the company qualifies as a business under the Business Combinations topic of the ASC. Acquisition costs were $18 million and were classified as selling, general and administrative expenses in the Statements of Consolidated Operations. The total fair value of the acquisition was $932 million, and the total cash paid for the acquisition was $917 million, net of cash acquired. The fair value was primarily allocated to goodwill and intangibles. The primary item that generated goodwill was the premium paid by the company for the right to control the acquired business and technology. The goodwill is not deductible for tax purposes.
For the 2014 acquisition described above, the business operations and employees of the acquired entity were included in the Seeds and Genomics reportable segment results upon acquisition. Pro forma information related to the 2014 acquisition is not presented because the impact of the acquisition on Monsanto’s consolidated results of operations is not significant.
Collaborative Arrangements
In the normal course of business, Monsanto enters into collaborative arrangements for the research, development, manufacture and/or commercialization of agricultural products. Collaborative arrangements are contractual agreements with third parties that involve a joint operating activity, such as research and development and commercialization of a collaboration product, where both Monsanto and the third party are active participants in the activities of the collaboration and are exposed to significant risks and rewards of the collaboration. These collaborations generally include cost sharing and profit sharing. Monsanto’s collaboration agreements are performed with no guarantee of either technological or commercial success.
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

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. RESTRUCTURING
Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015
Cost of Goods Sold(1)	$(67)	$(100)
Restructuring Charges(2)	(297)	(393)
Loss from Continuing Operations Before Income Taxes	$(364)	$(493)
Income Tax Provision	101	155
Net Income	$(263)	$(338)

(1)
The $67 million of restructuring charges in cost of goods sold for the fiscal year ended Aug. 31, 2016, is split by segment as follows: $1 million in Agricultural Productivity and $66 million in Seeds and Genomics. The $100 million of restructuring charges in cost of goods sold is recorded to the Seeds and Genomics segment for the fiscal year ended Aug. 31, 2015.

(2)
The $297 million of restructuring charges for the fiscal year ended Aug. 31, 2016, is split by segment as follows: $36 million in Agricultural Productivity and $261 million in Seeds and Genomics. The $393 million of restructuring charges for the fiscal year ended Aug. 31, 2015, is split by segment as follows: $13 million in Agricultural Productivity and $380 million in Seeds and Genomics.

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
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be $1 billion to $1.1 billion. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $420 million to $465 million in work force reductions, including severance and related benefits; $130 million to $150 million in facility closures / exit costs, including contract termination costs; $450 million to $485 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
The following table displays the pretax charges of $364 million and $493 million incurred by segment under the 2015 Restructuring Plan for the fiscal years ended Aug. 31, 2016, and Aug. 31, 2015, respectively, as well as the cumulative pretax charges of $857 million under the 2015 Restructuring Plan.

	Year Ended Aug. 31, 2016			Year Ended Aug. 31, 2015			Cumulative Amount through Aug. 31, 2016
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$179	$10	$189	$204	$13	$217	$383	$23	$406
Facility Closures/Exit Costs	23	5	28	—	—	—	23	5	28
Asset Impairments and Write-offs:
Property, plant and equipment	41	2	43	81	—	81	122	2	124
Inventory	42	—	42	51	—	51	93	—	93
Goodwill and other assets	42	20	62	144	—	144	186	20	206
Total Restructuring Charges, Net	$327	$37	$364	$480	$13	$493	$807	$50	$857
The company’s written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the Exit or Disposal Cost Obligations topic of the ASC; therefore severance charges incurred in connection with the 2015 Restructuring Plan are accounted for when probable and estimable as required under the Compensation - Nonretirement Postemployment Benefits topic of the ASC. In addition, when the decision to commit to a restructuring plan requires a long-lived asset and finite-lived

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

intangible asset impairment review, Monsanto evaluates such impairment issues under the Property, Plant and Equipment topic of the ASC.
The following table summarizes the activities related to the company’s 2015 Restructuring Plan.

(Dollars in millions)	Work Force Reductions(1)	Facility Closures/Exit Costs	Asset Impairments	Total
Restructuring charges recognized in fourth quarter 2015	$217	$—	$276	$493
Asset impairments and write-offs	—	—	(276)	(276)
Ending Liability as of Aug. 31, 2015	$217	$—	$—	$217
Net restructuring charges recognized in fiscal year 2016	$189	28	147	364
Cash payments	(164)	(28)	—	(192)
Asset impairments and write-offs	—	—	(147)	(147)
Foreign currency impact	2	—	—	2
Ending Liability as of Aug. 31, 2016	$244	$—	$—	$244

(1)
The restructuring liability balance included $17 million and $47 million that were recorded in long-term restructuring reserves in the Statements of Consolidated Financial Position as of Aug. 31, 2016, and Aug. 31, 2015, respectively.

NOTE 6. RECEIVABLES
The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2014, 2015 and 2016.

(Dollars in millions)
Balance Aug. 31, 2013	$68
Additions — charged to expense	44
Other(1)	(40)
Balance Aug. 31, 2014	$72
Additions — charged to expense	44
Other(1)	(57)
Balance Aug. 31, 2015	$59
Additions — charged to expense	82
Other(1)	(47)
Balance Aug. 31, 2016	$94

(1)	Includes reclassifications to long-term, write-offs, recoveries and foreign currency translation adjustments.
The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $260 million and $156 million with a corresponding allowance for credit losses on these receivables is $228 million and $120 million, as of Aug. 31, 2016, and Aug. 31, 2015, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2014, 2015 and 2016.

(Dollars in millions)
Balance Aug. 31, 2013	$104
Incremental Provision	11
Recoveries	(4)
Write-Offs	(15)
Other(1)	29
Balance Aug. 31, 2014	$125
Incremental Provision	9
Recoveries	(3)
Write-Offs	(28)
Other(1)	17
Balance Aug. 31, 2015	$120
Incremental Provision	78
Recoveries	(2)
Write-Offs	(4)
Other(1)	36
Balance Aug. 31, 2016	$228

(1)	Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.
The following table sets forth Monsanto’s gross trade receivables by geographic area as of Aug. 31, 2016, and Aug. 31, 2015, by significant customer concentrations:

	As of Aug. 31,
(Dollars in millions)	2016	2015
Argentina	$302	$298
Asia-Pacific	113	185
Brazil	234	181
Canada	27	43
Europe-Africa	550	498
Mexico	147	202
United States	574	230
Other	73	58
Gross Trade Receivables	2,020	1,695
Less: Allowance for Doubtful Accounts	(94)	(59)
Trade Receivables, Net	$1,926	$1,636

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of Aug. 31,
(Dollars in millions)	2016	2015
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$511	$851
Maximum future payout under recourse provisions	19	125
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$60	$124
Maximum future payout under recourse provisions	35	22
Agreements with Lenders(3)
Outstanding balance	$73	$75
Maximum future payout under the guarantee	57	62
The gross amounts of receivables sold under transactions that qualify for sales treatment are:

	Gross Amounts of Receivables Sold
	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$511	$852	$457
European and Latin American agreements to sell trade receivables(2)	96	165	78

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

(2)
Monsanto has various agreements in European and Latin American countries to sell trade receivables, both with and without recourse. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience and a current assessment of credit exposure.

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $309 million as of Aug. 31, 2016) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company’s investment. Credit losses above Monsanto’s investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC, and as a result, the entity has been consolidated. For further information on this topic, see Note 8 — Variable Interest Entities and Investments.
There were no significant recourse or non-recourse liabilities for all programs as of Aug. 31, 2016, and Aug. 31, 2015. There were no significant delinquent loans for all programs as of Aug. 31, 2016, and Aug. 31, 2015.

NOTE 8. VARIABLE INTEREST ENTITIES AND INVESTMENTS
Variable Interest Entities
Monsanto has a financing program in Brazil that is recorded as a consolidated variable interest entity (“VIE”). For the most part, the Brazil VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. Third parties,

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

primarily investment funds, held senior interest of 89 percent and 90 percent in the entity as of Aug. 31, 2016, and Aug. 31, 2015, respectively, and Monsanto held the remaining 11 percent and ten percent interest, respectively. The senior interests held by third parties are mandatorily redeemable shares and are included in short-term debt in the Statement of Consolidated Financial Position as of as of Aug. 31, 2016, and are included in long-term debt in the Statement of Consolidated Financial Position as of Aug. 31, 2015.
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
Monsanto previously entered into several agreements with third parties to establish entities to focus on R&D related to various activities including agricultural fungicides and biologicals for agricultural applications. All such entities were recorded as consolidated VIEs of Monsanto. Under each of the arrangements, Monsanto held call options to acquire the majority of the equity interests in each R&D VIE from the third-party owners. Monsanto funded the operations of the R&D VIEs in return for either additional equity interests or to retain the call options. The funding was provided in separate research phases if research milestones were met. The R&D VIEs were established to perform agricultural-based R&D activities for the benefit of Monsanto, and Monsanto provided all funding of the R&D VIEs’ activities. Further, Monsanto had the power to direct the activities most significant to the R&D VIEs. As a result, Monsanto was the primary beneficiary of the R&D VIEs, and the R&D VIEs were consolidated in Monsanto’s consolidated financial statements. The third-party owners of the R&D VIEs did not have recourse to the general assets of Monsanto beyond Monsanto’s maximum exposure to loss at any given time relating to the R&D VIEs. As of Aug. 31, 2016, Monsanto remains a party to one R&D VIE which was consolidated in the Statement of Consolidated Financial Position.
Equity Method and Cost Basis Investments
Monsanto has equity method and cost basis investments recorded in other assets in the Statements of Consolidated Financial Position. Due to the nature of the cost basis investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators on a quarterly basis.
Effective June 15, 2016, the company signed agreements to sell certain manufacturing assets and contribute to a newly-formed joint venture certain intellectual property, real property and tangible assets related to the company’s sorghum business. These agreements created a global joint venture in sorghum breeding that expanded the commercial and technology reach of the elite germplasm and remain focused on delivering important product offerings for sorghum growers so that they can continue to benefit from new innovations in the crop. Monsanto has a 40 percent membership interest, and Remington Holding, LLC has the remaining 60 percent membership interest of Innovative Seed Solutions, LLC (the “Joint Venture”). Monsanto will source sorghum products derived from the Joint Venture and will offer these products through certain branded dealer networks globally. Monsanto received a cash payment of approximately $110 million and minority interest in the newly-formed Joint Venture, which combined resulted in a gain of $157 million in the fourth quarter of the current fiscal year recorded in other expense, net in the Statement of Consolidated Operations.
For such investments that were accounted for under the equity method and cost basis included in other assets in the Statements of Consolidated Financial Position, the amounts are summarized in the following table:

	As of Aug. 31,
(Dollars in millions)	2016	2015
Equity Method Investments	$152	$114
Cost Basis Investments	94	90
Total	$246	$204

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. INVENTORY
Components of inventory are:

	As of Aug. 31,
(Dollars in millions)	2016	2015
Finished Goods	$1,404	$1,603
Goods In Process	1,489	1,627
Raw Materials and Supplies	498	420
Inventory at FIFO Cost	3,391	3,650
Excess of FIFO over LIFO Cost	(150)	(154)
Total	$3,241	$3,496
Inventory obsolescence reserves are utilized as valuation accounts and effectively establish a new cost basis. The following table displays a roll forward of the inventory obsolescence reserve for fiscal years 2014, 2015 and 2016.

(Dollars in millions)
Balance Aug. 31, 2013	$408
Additions — charged to expense	331
Deductions and other(1)	(324)
Balance Aug. 31, 2014	$415
Additions — charged to expense	390
Deductions and other(1)	(371)
Balance Aug. 31, 2015	$434
Additions — charged to expense	410
Deductions and other(1)	(376)
Balance Aug. 31, 2016	$468

(1)	Deductions and other includes disposals and foreign currency translation adjustments.

As part of Monsanto’s 2015 Restructuring Plan, inventory impairment charges of $42 million and $51 million were recorded in fiscal year 2016 and 2015, respectively. See Note 5 — Restructuring — for additional information.
NOTE 10. PROPERTY, PLANT AND EQUIPMENT
Components of property, plant and equipment are as follows:

	As of Aug. 31,
(Dollars in millions)	2016	2015
Land and Improvements	$645	$643
Buildings and Improvements	2,225	2,143
Machinery and Equipment	5,871	5,653
Computer Software	1,008	893
Construction In Progress and Other	1,367	1,096
Total Property, Plant and Equipment	11,116	10,428
Less: Accumulated Depreciation	5,885	5,455
Property, Plant and Equipment, Net	$5,231	$4,973
Gross assets acquired under capital leases of $39 million and $42 million are included primarily in machinery and equipment as of Aug. 31, 2016, and Aug. 31, 2015, respectively. See Note 13 — Debt and Other Credit Arrangements — and Note 24 — Commitments and Contingencies — for related capital lease obligations.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

As part of Monsanto’s 2015 Restructuring Plan, asset impairment charges of $43 million and $81 million were recorded in fiscal years 2016 and 2015, respectively. These impairment charges primarily were related to machinery and equipment. See Note 5 — Restructuring — for additional information.
NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS
The fiscal year 2016 and 2015 annual goodwill impairment tests were performed as of Mar. 1, 2016, and 2015, respectively, and no indications of goodwill impairment existed as of either date. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate a potential impairment. As of Aug. 31, 2016, Monsanto considered potential triggering events or circumstances impacting goodwill and determined there was no impairment. As of fiscal year 2016, accumulated goodwill impairment charges since the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets (codified in ASC 350) in 2002 were $2 billion. The company has not had an impairment charge since the adoption of ASC 350.
Changes in the net carrying amount of goodwill for fiscal years 2015 and 2016, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance Aug. 31, 2014	$4,262	$57	$4,319
Dispositions	(75)	—	(75)
Effect of foreign currency translation adjustments	(183)	—	(183)
Balance Aug. 31, 2015	$4,004	$57	$4,061
Reclass to assets held for sale	(41)	—	(41)
Effect of foreign currency translation adjustments and other adjustments	4	(4)	—
Balance Aug. 31, 2016	$3,967	$53	$4,020
In fiscal year 2016, goodwill decreased due to the reclass to assets held for sale for the Precision Planting equipment business. See Note 1— Background and Basis of Presentation — for further information. In fiscal year 2015, goodwill decreased primarily due to the exit of the sugarcane business and foreign currency impacts.
Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2016			As of Aug. 31, 2015
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,070	$(778)	$292	$1,074	$(750)	$324
Acquired Intellectual Property	1,042	(593)	449	1,168	(598)	570
Trademarks	334	(152)	182	353	(152)	201
Customer Relationships	301	(223)	78	318	(212)	106
Other	65	(33)	32	176	(146)	30
Total Other Intangible Assets, Finite Lives	$2,812	$(1,779)	$1,033	$3,089	$(1,858)	$1,231
In Process Research & Development, Indefinite Lives	92	—	92	101	—	101
Total Other Intangible Assets	$2,904	$(1,779)	$1,125	$3,190	$(1,858)	$1,332
The decrease in total other intangible assets, net during fiscal years 2016 and 2015 is primarily related to intangible impairments and amortization expense. See Note 14 — Fair Value Measurements and Note 5 — Restructuring — for further information on the intangible impairments.
Total amortization expense of total other intangible assets was $116 million in fiscal year 2016, $143 million in fiscal year 2015 and $136 million in fiscal year 2014.
The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in millions)	Amount
2017	$146
2018	109
2019	115
2020	112
2021	100
NOTE 12. INCOME TAXES
The components of income from continuing operations before income taxes are:

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
United States	$1,457	$2,092	$2,436
Outside United States	534	1,069	1,391
Total	$1,991	$3,161	$3,827

The components of income tax provision from continuing operations are:

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
Current:
U.S. Federal	$393	$675	$648
U.S. State	43	69	65
Outside United States	231	408	410
Total Current	$667	$1,152	$1,123
Deferred:
U.S. Federal	(109)	(91)	41
U.S. State	(7)	(2)	(2)
Outside United States	144	(195)	(84)
Total Deferred	28	(288)	(45)
Total	$695	$864	$1,078
Factors causing Monsanto’s income tax provision from continuing operations to differ from the U.S. federal statutory rate are:

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
U.S. Federal Statutory Rate	$697	$1,106	$1,339
U.S. Domestic Manufacturing Deduction	(64)	(87)	(75)
U.S. R&D Tax Credit	(34)	(30)	(12)
U.S. State Income Taxes	28	39	45
Lower Taxes on Foreign Operations	(243)	(209)	(230)
Valuation Allowances	308	13	12
Adjustment for Unrecognized Tax Benefits	(6)	(4)	(8)
Other	9	36	7
Income Tax Provision	$695	$864	$1,078

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax balances are related to:

	As of Aug. 31,
(Dollars in millions)	2016	2015
Net Operating Loss and Other Carryforwards	$438	$323
Employee Fringe Benefits	331	305
Royalties	189	154
Restructuring and Impairment Reserves	155	242
Inventories	91	173
Allowance for Doubtful Accounts	77	72
Environmental and Litigation Reserves	70	69
Other	407	307
Valuation Allowance	(346)	(68)
Total Deferred Tax Assets	$1,412	$1,577
Property, Plant and Equipment	533	539
Intangibles	334	361
Total Deferred Tax Liabilities	867	900
Net Deferred Tax Assets	$545	$677
Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of Aug. 31, 2016, Monsanto had available approximately $696 million in net operating loss carryforwards (“NOLs”), most of which related to Brazilian operations where NOLs have an indefinite carryforward period. As of Aug. 31, 2016, management continues to believe it is more likely than not that the company will realize the deferred tax assets in Brazil. As of Aug. 31, 2016, Monsanto had approximately $281 million of deferred tax assets in Argentina, primarily related to accrued royalties for which a tax benefit will be realized when paid. As a result of losses generated in Argentina in the current year as well as recent uncertainties around the Argentina business, during 2016, the company determined it was not more likely than not to utilize these deferred tax assets and established a valuation allowance against the entire balance of these deferred tax assets.
Income taxes and remittance taxes have not been recorded on approximately $4.5 billion of undistributed earnings of foreign operations of Monsanto because Monsanto intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
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

Jurisdiction
U.S. Federal	2013-2016
U.S. State	2000-2016
Argentina	2001-2016
Brazil	2006-2016
As of Aug. 31, 2016, Monsanto had total unrecognized tax benefits of $123 million, of which $90 million would favorably impact the effective tax rate if recognized. As of Aug. 31, 2015, Monsanto had total unrecognized tax benefits of $135 million, of which $100 million would favorably impact the effective tax rate if recognized.
Accrued interest and penalties included in other liabilities in the Statements of Consolidated Financial Position were $24 million and $28 million as of Aug. 31, 2016, and Aug. 31, 2015, respectively. Monsanto recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax provision within the Statements of Consolidated Operations. For the year ended Aug. 31, 2016, the company recognized less than $1 million of income tax benefit for interest and penalties. For the year ended Aug. 31, 2015, the company recognized $6 million of income tax benefit for interest and

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

penalties. For the year ending Aug. 31, 2014, the company recognized $4 million of income tax expense for interest and penalties.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(Dollars in millions)	2016	2015
Balance Sept. 1	$135	$152
Increases for Prior Year Tax Positions	17	12
Decreases for Prior Year Tax Positions	(11)	(14)
Increases for Current Year Tax Positions	8	7
Settlements	(1)	—
Lapse of Statute of Limitations	(23)	(12)
Foreign Currency Translation	(2)	(10)
Balance Aug. 31	$123	$135

If the company’s assessment of unrecognized tax benefits is not representative of actual outcomes, the company’s consolidated financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires. Management estimates it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $70 million within the next 12 months, primarily as a result of the resolution of audits currently in progress in several jurisdictions involving issues common to large multinational corporations and the lapsing of the statute of limitations in multiple jurisdictions.

NOTE 13. DEBT AND OTHER CREDIT ARRANGEMENTS
Monsanto has a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. This facility was initiated to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing and support of commercial paper borrowings. The agreement also provides for euro, pounds sterling and yen-denominated loans, and for letters of credit and swingline borrowings, and allows Monsanto to designate certain subsidiaries to borrow with a company guarantee. Covenants under this credit facility restrict maximum borrowings. There are no compensating balances, but the facility is subject to various fees, which are based on the company’s credit ratings. As of Aug. 31, 2016, Monsanto was in compliance with all financial debt covenants, and there were no outstanding borrowings under this credit facility.
In April 2016, Monsanto filed a shelf registration with the SEC (“2016 shelf registration”) that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.
Under the terms of the Merger Agreement, Monsanto is subject to certain restrictions on incurrences of debt.
Short-Term Debt

	As of Aug. 31,
(Dollars in millions)	2016	2015
Current Portion of Long-Term Debt	$902	$308
Mandatorily Redeemable Shares of Brazil VIE	113	—
Notes Payable to Banks	72	307
Commercial Paper	500	—
Total Short-Term Debt	$1,587	$615
The fair value of total short-term debt was $1,589 million and $619 million as of Aug. 31, 2016, and Aug. 31, 2015, respectively. The interest rate on the mandatorily redeemable shares of the Brazil VIE is a variable rate. See Note 14 — Fair Value Measurements — for additional information regarding mandatorily redeemable shares of the Brazil VIE. The weighted average interest rate on notes payable to banks and commercial paper was two percent and three percent as of Aug. 31, 2016, and Aug. 31, 2015, respectively.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of Aug. 31, 2016, the company had commercial paper borrowings outstanding of $500 million and short-term borrowings to support ex-U.S. operations throughout the year, which had weighted-average interest rates as indicated above. As of Aug. 31, 2015, the company did not have any outstanding commercial paper.
Long-Term Debt

	As of Aug. 31,
(Dollars in millions)	2016	2015
Floating Rate Senior Notes, Due 2016(1)	$—	$399
1.150% Senior Notes, Due 2017(1)	—	498
5.125% Senior Notes, Due 2018(1)	299	299
1.850% Senior Notes, Due 2018(1)	299	298
2.125% Senior Notes, Due 2019(1)	498	497
2.750% Senior Notes, Due 2021(1)	496	496
2.200% Senior Notes, Due 2022(1)	249	248
3.375% Senior Notes, Due 2024(1)	744	744
5.500% Senior Notes, Due 2025(1)	289	287
2.850% Senior Notes, Due 2025(1)	297	296
4.200% Senior Notes, Due 2034(1)	492	492
5.500% Senior Notes, Due 2035(1)	393	393
5.875% Senior Notes, Due 2038(1)	246	245
3.600% Senior Notes, Due 2042(1)	247	247
4.650% Senior Notes, Due 2043(1)	297	297
4.400% Senior Notes, Due 2044(1)	982	982
3.950% Senior Notes, Due 2045(1)	493	493
4.300% Senior Notes, Due 2045(1)	361	361
4.700% Senior Notes, Due 2064(1)	735	734
Mandatorily Redeemable Shares of Brazil VIE	—	96
Other (including Capital Leases)	36	27
Total Long-Term Debt	$7,453	$8,429

(1)	Amounts are net of unamortized discounts and debt issuance costs.
The fair value of total long-term debt was $7,834 million and $8,124 million as of Aug. 31, 2016, and Aug. 31, 2015, respectively.
In April 2015, Monsanto issued $300 million of 2.85% Senior Notes due in 2025 and $500 million of 3.95% Senior Notes due in 2045. In January 2015, Monsanto issued $365 million of 4.30% Senior Notes due in 2045. The net proceeds from the issuances were used for general corporate purposes, which may have included share repurchases and capital expenditures.
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
The information regarding interest expense below reflects Monsanto’s interest expense on debt, mandatorily redeemable shares, customer financing and the amortization of debt issuance costs and interest rate swaps:

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
Interest Cost Incurred	$468	$460	$275
Less: Capitalized on Construction	32	27	27
Interest Expense	$436	$433	$248

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Fair Value Measurements at Aug. 31, 2016, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$1,081	$—	$—	$1,081
Short-term investments	60	—	—	60
Equity securities	13	—	—	13
Derivative assets related to:
Foreign currency	—	10	—	10
Commodity contracts	9	9	—	18
Total Assets at Fair Value	$1,163	$19	$—	$1,182
Liabilities at Fair Value:
Short-term debt instruments(1)	—	1,476	113	1,589
Long-term debt instruments(1)	—	7,834	—	7,834
Derivative liabilities related to:
Foreign currency	—	15	—	15
Commodity contracts	32	20	—	52
Interest rate contracts	—	41	—	41
Total Liabilities at Fair Value	$32	$9,386	$113	$9,531

(1)
Debt instruments, excluding mandatorily redeemable shares, are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2015, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$3,213	$—	$—	$3,213
Short-term investments	47	—	—	47
Equity securities	17	—	—	17
Derivative assets related to:
Foreign currency	—	40	—	40
Commodity contracts	1	7	—	8
Interest rate contracts	—	2	—	2
Total Assets at Fair Value	$3,278	$49	$—	$3,327
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$619	$—	$619
Long-term debt instruments(1)	—	8,028	96	8,124
Derivative liabilities related to:
Foreign currency	—	11	—	11
Commodity contracts	35	50	—	85
Total Liabilities at Fair Value	$35	$8,708	$96	$8,839

(1)
Debt instruments, excluding mandatorily redeemable shares, are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

The company’s derivative contracts are measured at fair value, including forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts and over-the-counter (“OTC”) instruments related primarily to agricultural commodities, energy and raw materials, interest rates and foreign currencies. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified as Level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets and are classified as Level 2. Interest rate contracts consist of interest rate swaps measured using broker or dealer quoted prices. When observable inputs are available for substantially the full term of the contract, it is classified as Level 2. Based on historical experience with the company’s suppliers and customers, the company’s own credit risk and knowledge of current market conditions, the company does not view nonperformance risk to be a significant input to the fair value for the majority of its forward commodity purchase and sale contracts. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the Statements of Consolidated Financial Position as a component of accumulated other comprehensive loss until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur. Changes in the fair value of derivatives are recognized in the Statements of Consolidated Operations as a component of net sales, cost of goods sold and other expense, net.
The company’s short-term investments may consist of commercial paper and cash which is contractually restricted as to withdrawal or usage. The company’s equity securities consist of publicly traded equity investments. Commercial paper and publicly traded equity investments are valued using quoted market prices and are classified as Level 1. Contractually restricted cash may be held in an interest bearing account measured using prevailing interest rates and is classified as Level 1. Short-term debt instruments are classified as Level 2. The company’s long-term debt securities are classified as Level 2 and valued using broker or dealer quoted prices with a maturity greater than one year.
Short-term debt instruments may consist of commercial paper, current portion of long-term debt, mandatorily redeemable shares and notes payable to banks. Commercial paper and notes payables to banks are recorded at amortized cost in the Statements of Consolidated Financial Position, which approximates fair value. Current portion of long-term debt is measured at fair value for disclosure purposes and determined based on current market yields for Monsanto’s debt traded in the secondary market. Mandatorily redeemable shares are recorded in the Statements of Consolidated Financial Position at fair value, which represents the amount of cash the consolidated variable interest entity would pay if settlement occurred as of the respective reporting date. Fair value of the mandatorily redeemable shares of the variable interest entity is calculated using observable and unobservable inputs from an interest rate market in Brazil and stated contractual terms (a Level 3 measurement). See Note 13

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

— Debt and Other Credit Arrangements — for additional disclosures. Accretion expense is included in the Statements of Consolidated Operations as interest expense.
Long-term debt was measured at fair value for disclosure purposes and determined based on current market yields for Monsanto’s debt traded in the secondary market (Level 2 measurement).
For the periods ended Aug. 31, 2016, and Aug. 31, 2015, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs for the years ended Aug. 31, 2016, and Aug. 31, 2015. The following table summarizes the change in fair value of the Level 3 short-term debt instruments for the year ended Aug. 31, 2016.

(Dollars in millions)
Balance Aug. 31, 2015	$—
Reclass from long-term	96
Accretion expense	14
Payments	(10)
Effect of foreign currency translation adjustments	13
Balance Aug. 31, 2016(1)	$113

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $309) as of Aug. 31, 2016.
The following table summarizes the change in fair value of the Level 3 long-term debt instruments for the year ended Aug. 31, 2016.

(Dollars in millions)
Balance Aug. 31, 2015(1)	$96
Reclass to short-term	(96)
Balance Aug. 31, 2016	$—

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $274) as of Aug. 31, 2015.

There were no significant measurements of liabilities to their implied fair value on a nonrecurring basis during fiscal years 2016, 2015 and 2014.

Significant measurements during fiscal years 2016, 2015 and 2014 of assets to their implied fair value on a nonrecurring basis were as follows:
Property, Plant and Equipment Net: In fiscal year 2016, property, plant and equipment within the Seeds and Genomics segment with a net book value of $67 million was written down to its implied fair value estimate of $26 million, resulting in an impairment charge of $41 million, with $16 million included in cost of goods sold and $25 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 5 — Restructuring — for additional disclosures.
In fiscal year 2016, property, plant and equipment within the Agricultural Productivity segment with a net book value of $2 million was written down to its implied fair value of less than $1 million, resulting in an impairment charge of $2 million, with $2 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 5 — Restructuring — for additional disclosures.
In fiscal year 2015, property, plant and equipment within the Seeds and Genomics segment with a net book value of $131 million was written down to its initial fair value estimate of $50 million, resulting in an impairment charge of $81 million, with $49 million included in cost of goods sold and $32 million included in restructuring charges in the Statement of Consolidated Operations. The initial fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 5 — Restructuring — for additional disclosures.
In fiscal year 2014, property, plant and equipment within the Seeds and Genomics segment with a net book value of $27 million was written down to its implied fair value of $4 million, resulting in an impairment charge of $23 million, with $11 million included in cost of goods sold, $8 million included in R&D expenses and $5 million included in selling, general and administrative expenses in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement).

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Intangible Assets, Net: In fiscal year 2016, other intangible assets within the Seeds and Genomics segment with a net book value of $19 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $19 million, with $19 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 5 — Restructuring — for additional disclosures.
In fiscal year 2016, other intangible assets within the Agricultural Productivity segment with a net book value of $20 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $20 million, with $20 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 5 — Restructuring — for additional disclosures.
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
Other Assets: In fiscal year 2016, a long-term investment within the Seeds and Genomics segment with a net book value of $7 million was written down to its implied fair value estimate of $5 million, resulting in an impairment charge of $2 million, with $2 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 5 — Restructuring — for additional disclosures.
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

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 11 months for foreign currency hedges and 28 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $43 million is expected to be reclassified from accumulated other comprehensive loss into earnings. A pretax loss of less than $1 million and a pretax loss of $2 million during fiscal years 2016 and 2015, respectively, was reclassified into cost of goods sold and $2 million during fiscal year 2014 was reclassified into earnings in the Statements of Consolidated Operations as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during fiscal years 2016, 2015 or 2014.
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

Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Aug. 31, 2016, and Aug. 31, 2015, are as follows:

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of Aug. 31,
(Dollars in millions)	2016	2015
Derivatives Designated as Hedges:
Foreign exchange contracts	$388	$456
Commodity contracts	484	591
Interest rate contracts	150	150
Total Derivatives Designated as Hedges	$1,022	$1,197
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,096	$1,926
Commodity contracts	223	163
Interest rate contracts	116	—
Total Derivatives Not Designated as Hedges	$1,435	$2,089

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net presentation of the company’s derivative instruments outstanding is as follows:

	As of Aug. 31, 2016
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$9	$(29)	$(20)	$20	$—
Foreign exchange contracts	4	—	4	—	4
Derivatives not designated as hedges:
Commodity contracts(1)	9	(6)	3	—	3
Foreign exchange contracts	6	—	6	—	6
Total other current assets	28	(35)	(7)	20	13	$214	$227
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	—	(4)	(4)	4	—
Total other assets	—	(4)	(4)	4	—	489	489
Total Asset Derivatives	$28	$(39)	$(11)	$24	$13
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$29	$(29)	$—	$—	$—
Derivatives not designated as hedges:
Commodity contracts(1)	6	(6)	—	—	—
Total other current assets	35	(35)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other assets	4	(4)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	11	—	11	—	11
Foreign currency contracts	8	—	8	—	8
Interest rate contracts	41	—	41	—	41
Derivatives not designated as hedges:
Foreign exchange contracts	7	—	7	—	7
Total miscellaneous short-term accruals	67	—	67	—	67	$937	$1,004
Other liabilities
Derivatives designated as hedges:
Commodity contracts	2	—	2	—	2
Total other liabilities	2	—	2	—	2	316	318
Total Liability Derivatives	$108	$(39)	$69	$—	$69

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of Aug. 31, 2015
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Miscellaneous receivables
Derivatives designated as hedges:
Interest rate contracts	$2	$—	$2	$—	$2
Total miscellaneous receivables	2	—	2	—	2	$801	$803
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	—	(29)	(29)	29	—
Foreign exchange contracts	25	—	25	—	25
Derivatives not designated as hedges:
Commodity contracts	7	—	7	—	7
Foreign exchange contracts	14	—	14	—	14
Total other current assets	46	(29)	17	29	46	146	192
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	1	(6)	(5)	6	1
Foreign exchange contracts	1	—	1	—	1
Total other assets	2	(6)	(4)	6	2	608	610
Total Asset Derivatives	$50	$(35)	$15	$35	$50
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$29	$(29)	$—	$—	$—
Total other current assets	29	(29)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	6	(6)	—	—	—
Total other assets	6	(6)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	27	—	27	—	27
Derivatives not designated as hedges:
Commodity contracts	9	—	9	—	9
Foreign exchange contracts	11	—	11	—	11
Total miscellaneous short-term accruals	47	—	47	—	47	$744	$791
Other liabilities
Derivatives designated as hedges:
Commodity contracts	14	—	14	—	14
Total other liabilities	14	—	14	—	14	331	345
Total Liability Derivatives	$96	$(35)	$61	$—	$61

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The gains and losses on the company’s derivative instruments are as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)			Amount of Gain (Loss) Recognized in Income(2)(3)
	Year Ended Aug. 31,			Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014	2016	2015	2014	Income Statement Classification
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(3)				$7	$—	$(1)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(17)	$51	$(4)	8	31	3	Net sales
Foreign exchange contracts	3	26	1	21	9	(3)	Cost of goods sold
Commodity contracts	(12)	(92)	(106)	(113)	(81)	(14)	Cost of goods sold
Interest rate contracts(3)	(42)	(85)	(2)	(15)	(13)	(12)	Interest expense
Total Derivatives Designated as Hedges	(68)	(100)	(111)	(92)	(54)	(27)
Derivatives Not Designated as Hedges:
Foreign exchange contracts(4)				(36)	(73)	(1)	Other expense, net
Commodity contracts				4	(3)	4	Net sales
Commodity contracts				1	—	21	Cost of goods sold
Total Derivatives Not Designated as Hedges				(31)	(76)	24
Total Derivatives	$(68)	$(100)	$(111)	$(123)	$(130)	$(3)

(1)	Accumulated Other Comprehensive Loss (“AOCL”)

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness included in current earnings is not significant during 2016, 2015 or 2014. No gains or losses were excluded from the assessment of hedge effectiveness during 2016, 2015 or 2014.

(4)
Gain or loss on foreign exchange contracts not designated as hedges was offset by a foreign currency transaction loss of $178 million, a gain of $42 million and a loss of $96 million during fiscal years 2016, 2015 and 2014, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association (“ISDA”) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $63 million as of Aug. 31, 2016, and $41 million as of Aug. 31, 2015, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

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

MONSANTO COMPANY	2016 FORM 10-K
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
Monsanto regularly evaluates its business practices to minimize its credit risk and periodically engages multiple banks in the United States, Latin America and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 7 — Customer Financing Programs.
NOTE 16. POSTRETIREMENT BENEFITS - PENSIONS
Monsanto maintains noncontributory pension plans for the benefit of its U.S. employees. Effective Jul. 8, 2012, the U.S. pension plans were closed to new entrants; there were no significant changes to the U.S. pension plans for eligible employees hired prior to that date. Pension benefits are based on an employee’s years of service and compensation level. Funded pension plans in the United States and outside the United States were funded in accordance with the company’s long-range projections of the plans’ financial condition. These projections took into account benefits earned and expected to be earned, anticipated returns on pension plan assets, and income tax and other regulations.
Components of Net Periodic Benefit Cost
The information that follows relates to Monsanto’s pension plans. The components of pension cost for these plans were:

	Year Ended Aug. 31, 2016			Year Ended Aug. 31, 2015			Year Ended Aug. 31, 2014
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned during the Year	$61	$12	$73	$64	$12	$76	$61	$12	$73
Interest Cost on Benefit Obligation	93	7	100	88	7	95	90	9	99
Assumed Return on Plan Assets(1)	(150)	(9)	(159)	(151)	(8)	(159)	(135)	(10)	(145)
Amortization of Unrecognized Net Loss	46	6	52	50	6	56	62	4	66
Curtailment and Settlement Charge	—	2	2	—	2	2	—	3	3
Other Adjustments	—	2	2	—	—	—	—	1	1
Total Net Periodic Benefit Cost	$50	$20	$70	$51	$19	$70	$78	$19	$97

(1)	Generally the calculated value of assets reflects non-liability matching gains/(losses) over a 4 to 5 year period.

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2016, were:

(Dollars in millions)	U.S.	Outside the U.S.	Total
Current Year Actuarial Loss	$100	$11	$111
Recognition of Actuarial Loss(1)(2)	(46)	(8)	(54)
Total Recognized in Accumulated Other Comprehensive Loss	$54	$3	$57

(1)	The U.S. Plans’ actuarial gains/(losses) are amortized over a 9 to 16 year period which represents the average future working lifetime for active participants.

(2)	Plans outside the U.S. generally amortize actuarial gains/(losses) over a 5 to 21 year period which represents the average future working lifetime for active participants.
The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the principal plans in which Monsanto employees participated:

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended Aug. 31, 2016		Year Ended Aug. 31, 2015		Year Ended Aug. 31, 2014
	U.S.	Outside the U.S.	U.S.	Outside the U.S.	U.S.	Outside the U.S.
Discount Rate	4.33%	2.66%	4.04%	3.01%	4.44%	3.62%
Assumed Long-Term Rate of Return on Assets	7.50%	5.60%	7.50%	6.20%	7.50%	6.12%
Annual Rate of Salary Increase (for plans that base benefits on final compensation level)	4.00%	3.76%	4.00%	3.92%	4.00%	3.95%

Obligations and Funded Status

Monsanto uses a measurement date of August 31 for its pension plans. The funded status of the pension plans as of Aug. 31, 2016, and Aug. 31, 2015, was as follows:

	U.S.		Outside the U.S.		Total
	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit obligation at beginning of period	$2,190	$2,196	$250	$273	$2,440	$2,469
Service cost	61	64	12	12	73	76
Interest cost	93	88	7	7	100	95
Plan participants’ contributions	—	—	2	2	2	2
Actuarial loss	203	13	20	9	223	22
Benefits paid	(137)	(171)	(13)	(8)	(150)	(179)
Plan Amendments	—	—	(6)	—	(6)	—
Settlements / curtailments	—	—	(12)	(7)	(12)	(7)
Currency gain	—	—	(1)	(38)	(1)	(38)
Other	17	—	13	—	30	—
Benefit Obligation at End of Period	$2,427	$2,190	$272	$250	$2,699	$2,440
Change in Plan Assets:
Fair value of plan assets at beginning of period	$2,142	$2,298	$170	$190	$2,312	$2,488
Actual return on plan assets	253	11	8	9	261	20
Employer contributions(1)	66	4	12	15	78	19
Plan participants’ contributions	—	—	2	2	2	2
Settlements	—	—	(8)	(7)	(8)	(7)
Benefits paid(1)	(137)	(171)	(13)	(8)	(150)	(179)
Currency gain	—	—	—	(31)	—	(31)
Other	—	—	11	—	11	—
Plan Assets at End of Period	$2,324	$2,142	$182	$170	$2,506	$2,312
Net Liability Recognized	$103	$48	$91	$80	$194	$128

(1)	Employer contributions and benefits paid include $13 million and $11 million paid from employer assets for unfunded plans in fiscal years 2016 and 2015, respectively.

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2016, and Aug. 31, 2015, were as follows:

	U.S.		Outside the U.S.
	Year Ended Aug. 31,		Year Ended Aug. 31,
	2016	2015	2016	2015
Discount Rate	3.43%	4.33%	1.93%	2.66%
Rate of Compensation Increase	4.00%	4.00%	3.60%	3.76%

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The U.S. accumulated benefit obligation (“ABO”) was $2.4 billion and $2.1 billion as of Aug. 31, 2016, and Aug. 31, 2015, respectively. The ABO for plans outside of the United States was $214 million and $192 million as of Aug. 31, 2016, and Aug. 31, 2015, respectively.
The projected benefit obligation (“PBO”) and the fair value of the plan assets for pension plans with PBOs in excess of plan assets as of Aug. 31, 2016, and Aug. 31, 2015, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2016	2015	2016	2015	2016	2015
PBO	$2,426	$73	$250	$216	$2,676	$289
Fair Value of Plan Assets with PBOs in Excess of Plan Assets	2,324	—	158	135	2,482	135
The PBO, ABO and the fair value of the plan assets for pension plans with ABOs in excess of plan assets as of Aug. 31, 2016, and Aug. 31, 2015, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2016	2015	2016	2015	2016	2015
PBO	$96	$73	$130	$110	$226	$183
ABO	91	69	108	90	199	159
Fair Value of Plan Assets with ABOs in Excess of Plan Assets	—	—	46	34	46	34
As of Aug. 31, 2016, and Aug. 31, 2015, amounts recognized in the Statements of Consolidated Financial Position were included in the following financial position accounts:
Net Amount Recognized

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Other Assets	$—	$(26)	$(8)	$(8)	$(8)	$(34)
Miscellaneous Short-Term Accruals	9	7	5	5	14	12
Postretirement Liabilities	94	67	94	83	188	150
Net Liability Recognized	$103	$48	$91	$80	$194	$128

The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Net Prior Service Cost	$—	$—	$(6)	$(1)	$(6)	$(1)
Net Loss	482	428	61	53	543	481
Total	$482	$428	$55	$52	$537	$480
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $52 million.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets
U.S. Plan: The asset allocations for Monsanto’s U.S. pension plan as of Aug. 31, 2016, and Aug. 31, 2015, and the target allocation range for fiscal year 2017, by asset category, are as follows.

	Target Allocation Range(1)	Percentage of Plan Assets
		As of Aug. 31,
Asset Category	2017	2016	2015
Public Equity Securities	44-54%	48.3%	47.9%
Private Equity Investments	2-8%	4.5%	4.8%
Debt Securities	34-48%	42.4%	42.7%
Real Estate	2-8%	4.8%	4.3%
Other	0-3%	—%	0.3%
Total		100.0%	100.0%
(1) The target allocation range may change as the funded status of the plan increases/decreases.
The expected long-term rate of return on these plan assets was 7.5 percent in fiscal years 2016, 2015 and 2014. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the target asset allocation for each asset class and adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and the effect of expenses paid from plan assets.
The general principles guiding investment of U.S. pension plan assets are embodied in the Employee Retirement Income Security Act of 1974 (“ERISA”). These principles include discharging the company’s investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standards and other ERISA rules and regulations. Investment objectives for the company’s U.S. pension plan assets are to optimize the long-term return on plan assets while maintaining an acceptable level of risk, to diversify assets among asset classes and investment styles and to maintain a long-term focus.
The plan’s investment fiduciaries are responsible for selecting investment managers, commissioning periodic asset/liability studies, setting asset allocation targets and monitoring asset allocation and investment performance. The company’s pension investment professionals have discretion to manage assets within established asset allocation ranges approved by the plan fiduciaries.
In February 2016, an asset/liability study was completed to determine the optimal strategic asset allocation to meet the plan’s projected long-term benefit obligations and desired funded status. The target asset allocation resulting from the asset/liability study is outlined in the previous table.
Plans Outside the United States: The weighted-average asset allocation for Monsanto’s pension plans outside of the United States as of Aug. 31, 2016, and Aug. 31, 2015, and the weighted-average target allocation for fiscal year 2017, by asset category, are as follows.

		Percentage of Plan Assets
	Target Allocation(1)	As of Aug. 31,
Asset Category	2017	2016	2015
Equity Securities	37.2%	30.9%	32.0%
Debt Securities	44.6%	49.9%	49.3%
Other	18.2%	19.2%	18.7%
Total	100.0%	100.0%	100.0%

(1)
Monsanto’s plans outside the United States have a wide range of target allocations, and therefore the 2017 target allocations shown above reflect a weighted-average calculation of the target allocations of each of the plans.

The weighted-average expected long-term rate of return on the plans’ assets was 5.6 percent in fiscal year 2016, 6.2 percent in fiscal year 2015 and 6.1 percent in fiscal year 2014. Determination of the expected long-term rate of return for plans outside the United States is consistent with the U.S. methodology.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Measurements
U.S. Plan: The fair values of our U.S. defined benefit pension plan investments as of Aug. 31, 2016, and Aug. 31, 2015, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Balance as of Aug. 31, 2016
Investments at Fair Value:
Short Term Investments	$31	$41	$—	$—	$72
Debt Securities:
U.S. Government Debt	—	296	—	—	296
U.S. State & Municipal Debt	—	19	—	—	19
Foreign Government Debt	—	9	—	—	9
U.S. Corporate Debt	—	386	—	—	386
Foreign Corporate Debt	—	65	—	—	65
U.S. Term Bank Loans	—	1	—	—	1
Common and Preferred Stock:
Domestic Small-Capitalization	15	—	—	—	15
Domestic Large-Capitalization	311	—	—	—	311
International Developed Markets	167	—	—	—	167
International Emerging Markets	39	1	—	—	40
Private Equity Investments	—	—	104	—	104
Real Estate Investments	—	—	112	—	112
Futures	3	—	—	(3)	—
Common and Preferred Stock Sold Short	—	(56)	—	60	4
Total Assets in the Fair Value Hierarchy	$566	$762	$216	$57	$1,601
Collective Investment Funds Measured at Net Asset Value as a Practical Expedient					717
Collateral Held Under Securities Lending Agreement Measured at Net Asset Value as a Practical Expedient					166
Total Investments at Fair Value					$2,484

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at Aug. 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Balance as of Aug. 31, 2015
Investments at Fair Value:
Short Term Investments	$19	—	$—	$—	$19
Debt Securities:
U.S. Government Debt	—	265	—	—	265
U.S. State & Municipal Debt	—	17	—	—	17
Foreign Government Debt	—	10	—	—	10
U.S. Corporate Debt	—	362	—	—	362
Foreign Corporate Debt	—	70	—	—	70
U.S. Term Bank Loans	—	1	—	—	1
Common and Preferred Stock:
Domestic Small-Capitalization	30	—	—	—	30
Domestic Large-Capitalization	266	—	—	—	266
International Developed Markets	154	—	—	—	154
International Emerging Markets	30	1	—	—	31
Private Equity Investments	—	—	103	—	103
Partnership/Joint Venture Interests	—	—	32	—	32
Real Estate Investments	—	—	93	—	93
Futures	4	—	—	(4)	—
Common and Preferred Stock Sold Short	—	(52)	—	53	1
Total Assets in the Fair Value Hierarchy	$503	$674	$228	$49	$1,454
Collective Investment Funds Measured at Net Asset Value as a Practical Expedient					679
Collateral Held Under Securities Lending Agreement Measured at Net Asset Value as a Practical Expedient					251
Total Investments at Fair Value					$2,384

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2015, and Aug. 31, 2016.

(Dollars in millions)	Private Equity Investments	Partnership Interests	Real Estate Investments	Mortgage-Backed Securities Fund Investments	Total
Balance Aug. 31, 2014	$87	$32	$94	$8	$221
Purchases	26	—	6	—	32
Sales	(23)	—	(20)	(8)	(51)
Realized/unrealized gains	13	—	13	—	26
Balance Aug. 31, 2015	$103	$32	$93	$—	$228
Net Unrealized Gains Still Held Included in Earnings(1)	$12	$1	$9	$—	$22

(Dollars in millions)	Private Equity Investments	Partnership Interests	Real Estate Investments	Mortgage-Backed Securities Fund Investments	Total
Balance Aug. 31, 2015	$103	$32	$93	$—	$228
Purchases	21	—	16	—	37
Sales	(22)	(32)	(6)	—	(60)
Realized/unrealized gains	2	—	9	—	11
Balance Aug. 31, 2016	$104	$—	$112	$—	$216
Net Unrealized Gains Still Held Included in Earnings(1)	$(7)	$(32)	$10	$—	$(29)

(1)
Represents the amount of total gains for the period attributable to change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held as of Aug. 31, 2016, and Aug. 31, 2015.

The following table reconciles the investments at fair value to the plan assets as of Aug. 31, 2016.

(Dollars in millions)
Total Investments at Fair Value	$2,484
Liability to return collateral held under securities lending agreement	(166)
Non-interest bearing cash	3
Accrued income / (expense)	7
Other Liabilities and Receivables	(4)
Plan Assets at the End of the Period	$2,324
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

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plans Outside the United States: The fair values of our defined benefit pension plan investments outside of the United States as of Aug. 31, 2016, and Aug. 31, 2015, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Balance as of Aug. 31, 2016
Short Term Investments	$1	$—	$—	$1
Debt Securities — Government and Corporate Debt	—	79	—	79
Common and Preferred Stock	45	—	—	45
Insurance-Backed Securities	—	—	42	42
Total Assets in the Fair Value Hierarchy	$46	$79	$42	$167
Collective Investment Funds Measured at Net Asset Value as a Practical Expedient				15
Total Investments at Fair Value				$182

	Fair Value Measurements at Aug. 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Balance as of Aug. 31, 2015
Short Term Investments	$2	$—	$—	$2
Debt Securities — Government and Corporate Debt	—	9	—	9
Common and Preferred Stock	42	—	—	42
Insurance-Backed Securities	—	—	31	31
Interest in Pooled Funds:
Common and preferred stock funds	—	5	—	5
Government debt funds	—	8	—	8
Corporate debt funds	—	59	—	59
Total Assets in the Fair Value Hierarchy	$44	$81	$31	$156
Collective Investment Funds Measured at Net Asset Value as a Practical Expedient				14
Total Investments at Fair Value				$170
The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2015, and Aug. 31, 2016.

(Dollars in millions)	Insurance-Backed Securities
Balance Aug. 31, 2014	$25
Purchases	6
Balance Aug. 31, 2015	$31
Purchases	5
Settlements	$(6)
Net transfers into Level 3	$12
Balance Aug. 31, 2016	$42
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

MONSANTO COMPANY	2016 FORM 10-K
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
Short Term Investments: The carrying value of cash represents fair value as it consists of actual currency (all in U.S. dollars) and is classified as Level 1. A portion are short-term collective investment funds, and because these commingled vehicles lack any formal listing or associated price quotes, they are classified as Level 2.
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
Common and preferred stock: The Plans’ common and preferred stock consists of investments in listed U.S. and international company stock. U.S. stock is further sub-divided into small-capitalization (defined as companies with market capitalization less than $2 billion), and large capitalization (defined as companies with market capitalization greater than or equal to $2 billion). International stock is further divided into developed markets and emerging markets. All international market type classifications are consistent with the Plan’s chosen international stock performance benchmark index, the MSCI All-Country World Index ex-U.S. (MSCI ACWI ex- U.S.). Most stock investments are valued using quoted prices from the various public markets. Most equity securities trade on formal exchanges, both domestic and foreign (e.g., NYSE, NASDAQ, LSE) and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades and are classified as Level 1. Some common and preferred stock holdings are not listed on established exchanges or actively traded inputs to determine their values are obtainable from public sources and are thus classified as Level 2.
Private equity investments: The Plan invests in private equity, which as an asset class is generally characterized as requiring long-term commitments where liquidity is typically limited. Therefore, private equity does not have an actively traded market with readily observable prices. Most of the Plan’s private equity investments are limited partnerships structured as fund-of-funds, which also meet the criteria of commingled funds. These fund-of-funds investments are diversified globally and across typical private equity strategies including: buyouts, co-investments, secondary offerings, venture capital and special situations (e.g., distressed assets). Funds-of-funds represent a collection of underlying limited partnership funds each managed by a different general partner. Each general partner of the underlying limited partnership fund in turn selects and manages a basket of portfolio companies. As a result, each of the Plan’s fund-of-funds is essentially a fund of dozens of underlying limited partnership funds and hundreds of underlying company investments. Valuations depend on a variety of proprietary model methodologies, some of which may be derived from publicly available sources. However, there are also material inputs that are not readily observable, and that require subjective assessments. Private equity holdings represent illiquid investments structured as limited partnerships, and redemption requests are not permitted. Disposition of partnership interests can only be affected through the sale of the pension trust’s pro-rata ownership stake in the secondary markets, which may require approval of the funds’ general partners. All private equity investments are classified as Level 3.
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
Real estate investments: The Plan invests primarily in U.S. real estate through indirect ownership entities, which are structured as limited partnerships or private real estate investment trusts (“REITs”). Real estate investments are generally illiquid long-term assets valued in large part using inputs not readily observable in the public markets. Each fund in which the Plan invests typically manages a geographically diversified portfolio of U.S. commercial properties within the office, residential, industrial and retail property sectors. There are no formal listed markets for either the funds’ underlying commercial properties, or for

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

shares in any given fund (if applicable). Real estate fund holdings are appraised and valued on an ongoing basis. The trustee obtains prices either from a property management appraisal firm or investment managers’ account statement. The underlying real estate holdings not only represent illiquid investments, but explicit redemptions are not permitted. Disposition of partnership interest can only be affected through the sale of the pension trust’s pro-rata ownership stake in the secondary markets, which may require approval of the funds’ general partners. For investments structured as private REITs, redemption requests for units held are at the discretion of fund managers. All real estate investments are classified as Level 3.
Collective investment funds: In certain instances the Plan invests in pooled or commingled funds in order to gain diversification and efficiency. Although rare, there could be instances in which liquidity is suspended or in which purchases or sales occur at a price different from the net asset value (“NAV”). The Common and Preferred Stock Funds used are predominantly commingled index funds replicating well-known stock market indexes. Each of the Common and Preferred Stock funds are comprised of common and preferred stock that trade on a regular basis in active markets. The Corporate and Government Debt Funds is comprised of fixed income assets.
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
The notional value of futures derivatives classified as Level 1 was $121 million and $161 million as of Aug. 31, 2016, and Aug. 31, 2015, respectively.
The U.S. plan also holds listed common and preferred stock short sale positions, which involves a counter-party arrangement with a prime broker. The existence of the prime broker counter-party relationship introduces the possibility that short sale market values may need to be adjusted to reflect any counter-party risk; however, no such adjustment was required as of Aug. 31, 2016, or Aug. 31, 2015. Therefore, the short positions have been classified as Level 2, and their notional value was $56 million and $57 million, as of Aug. 31, 2016, and Aug. 31, 2015, respectively.
Insurance-backed securities: Insurance-backed securities are contracts held with an insurance company. The Level 3 fair value of the investments is determined based upon the value of the underlying investments as determined by the insurance company.

Collateral held under securities lending agreement: The U.S. Plan participates in a securities lending program through Northern Trust. Securities loaned are fully collateralized by cash and U.S. government securities. Northern Trust pools all collateral received and invests any cash in an actively managed commingled fund, the underlying assets of which include short-term fixed income securities such as commercial paper, U.S. Treasury Bills and various forms of asset-backed securities.

U.S. Plan: The following tables summarize unfunded commitments and redemption features for investments which fair value is measured using the net asset value per share practical expedient and Level 3 assets as of Aug. 31, 2016, and 2015 respectively.

	Unfunded Commitments and Redemption Features at Aug. 31, 2016
(Dollars in millions)	Reported Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Collective Investment Funds Measured at Net Asset Value as a Practical Expedient	$717	N/A	Daily	Daily
Collateral Held Under Securities Lending Agreement Measured at Net Asset Value as a Practical Expedient	$166	N/A	Daily	Daily
Private Equity Investments	$104	$53	None	N/A
Real Estate Investments	$112	$34	None, 1st bus. day of qtr, at qtr-end	N/A, 45 Days

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Unfunded Commitments and Redemption Features at Aug. 31, 2015
(Dollars in Millions)	Reported Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Collective Investment Funds Measured at Net Asset Value as a Practical Expedient	$679	N/A	Daily	Daily
Collateral Held Under Securities Lending Agreement Measured at Net Asset Value as a Practical Expedient	$251	N/A	Daily	Daily
Private Equity Investments	$103	$53	None	N/A
Partnerships/Joint Venture Interests	$32	$—	At qtr-end	30 Days
Real Estate Investments	$93	$15	None, 1st bus. day of qtr, at qtr-end	N/A, 45 Days
Expected Cash Flows
The expected employer contributions and benefit payments are shown in the following table for the pension plans:

(Dollars in millions)	U.S.	Outside the U.S.
Employer Contributions 2017 (funded Plans)	$60	$6
Benefits Paid Directly by Employer 2017 (unfunded Plans)	9	4
Benefit Payments(1)
2017	195	26
2018	182	13
2019	181	15
2020	180	14
2021	179	16
2022-2026	840	74

(1)	Expected benefit payments include benefits paid directly by employer for unfunded plans.
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

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following information pertains to the postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care plans and life insurance plans. The cost components of these plans were:

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
Service Cost for Benefits Earned During the Period	$7	$7	$7
Interest Cost on Benefit Obligation	6	6	7
Amortization of Prior Service Credit	—	(1)	(1)
Amortization of Actuarial Gain	(4)	(4)	(13)
Total Net Periodic Benefit Cost	$9	$8	$—
The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the years ended Aug. 31, 2016, and Aug. 31, 2015, were:

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015
Actuarial Loss	$27	$2
Amortization of Prior Service Credit(1)	—	1
Amortization of Actuarial Gain(1)	4	4
Total Loss Recognized in Accumulated Other Comprehensive Loss	$31	$7

(1)
For other postretirement benefits the actuarial gains/(losses) and prior service credit are amortized over a seven to 14 year period which represents the average future working lifetime for active participants.

The following assumptions, calculated on a weighted-average basis, were used to determine the postretirement costs for the U.S. plans in which Monsanto employees participated:

	Year Ended Aug. 31,
	2016	2015	2014
Discount Rate Postretirement	3.85%	3.60%	3.95%
Discount Rate Postemployment	2.30%	2.40%	2.55%
Initial Trend Rate for Health Care Costs	5.50%	6.00%	6.50%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.00%
A 5.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2016. This assumption is consistent with the plans’ recent experience and expectations of future growth. It is assumed that the rate will decrease gradually to 5.0 percent for fiscal year 2017 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in millions)	1 Percentage-Point Increase	1 Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$1	$(1)
Effect on Postretirement Benefit Obligation	$4	$(4)

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto uses a measurement date of August 31 for its other postretirement benefit plans. The status of the postretirement health care, life insurance and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015
Change in Benefit Obligation:
Benefit obligation at beginning of period	$176	$189
Service cost	7	7
Interest cost	6	6
Actuarial loss	27	2
Plan participant contributions	5	5
Medicare Part D subsidy receipts	—	1
Benefits paid	(32)	(32)
Currency impact	—	(2)
Benefit Obligation at End of Period	$189	$176
Weighted-average assumptions used to determine benefit obligations for the U.S. plans as of Aug. 31, 2016, and Aug. 31, 2015, were as follows:

	Year Ended Aug. 31,
	2016	2015
Discount Rate Postretirement	3.00%	3.85%
Discount Rate Postemployment	1.75%	2.30%
Initial Trend Rate for Health Care Costs(1)	7.50%	5.50%
Ultimate Trend Rate for Health Care Costs	4.50%	5.00%

(1)	As of Aug. 31, 2016, this rate is assumed to decrease to 4.5 percent for 2023 and remain at that level thereafter.
As of Aug. 31, 2016, and Aug. 31, 2015, amounts recognized in the Statements of Consolidated Financial Position were as follows:

	As of Aug. 31,
(Dollars in millions)	2016	2015
Miscellaneous Short-Term Accruals	$27	$22
Postretirement Liabilities	162	154
Total Liability Recognized	$189	$176
The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss during the period.

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015
Actuarial Loss/(Gain)	$14	$(17)
Prior Service Credit	—	—
Total Income Recognized in Accumulated Other Comprehensive Loss/(Gain)	$14	$(17)
The estimated net loss and prior service credit for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $5 million.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Cash Flows
Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	Total
Benefits Paid Directly by Employer 2017	$27
Benefit Payments(1)(2)
2017	27
2018	24
2019	21
2020	20
2021	19
2022-2026	74

(1) Benefit payments are net of expected federal subsidy receipts related to prescription drug benefits granted under the Medicare Prescription Drug Improvement and Modernization Act of 2003, which are estimated to be less than $1 million annually.
(2) Expected benefit payments include benefits paid directly by employer for unfunded plans.
Other U.S. Sponsored Plans
Other U.S. plans are offered to certain eligible employees and are paid out of corporate assets. There is an accrual of $22 million and $32 million as of Aug. 31, 2016, and Aug. 31, 2015, respectively, included in postretirement liabilities on the Statements of Consolidated Financial Position for anticipated payments to employees who have retired or terminated their employment. There is an accrual of $65 million and $71 million as of Aug. 31, 2016, and Aug. 31, 2015, respectively, included in other liabilities on the Statements of Consolidated Financial Position for anticipated payments to active employees upon their retirement or termination of employment.
NOTE 18. EMPLOYEE SAVINGS PLANS
Monsanto-Sponsored Plans
The U.S. tax-qualified Monsanto Savings and Investment Plan (“Monsanto SIP”) was established in June 2001 as a successor to a portion of the Pharmacia Corporation Savings and Investment Plan. The Monsanto SIP is a defined contribution profit-sharing plan with an individual account for each participant. Employees who are 18 years of age or older are generally eligible to participate in the plan. The Monsanto SIP provides for voluntary contributions, generally ranging from one to 25 percent of an employee’s eligible pay. Employee contributions are matched 80 percent by the company, up to a maximum of eight of eligible pay. In 2016, 2015 and 2014, the company recognized expense of $61 million, $59 million and $60 million, respectively, for matching contributions.
Participants hired after July 8, 2012, the date the U.S. pension plan closed, may also be eligible for an age-based, company core non-elective contribution. In 2016, 2015 and 2014, the company recognized expense of $8 million, $6 million and $3 million, respectively, for non-elective contributions.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 19. STOCK-BASED COMPENSATION PLANS
The table below provides the stock-based compensation expense recognized for the comparative three years. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest.
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

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2016	2015	2014
Cost of Goods Sold	$14	$8	$8
Selling, General and Administrative Expenses	70	80	82
Research and Development Expenses	28	31	31
Restructuring Charges	(10)	—	—
Total Stock-Based Compensation Expense Included in Operating Charges	102	119	121
Loss from Continuing Operations Before Income Taxes	(102)	(119)	(121)
Income Tax Benefit	38	38	40
Net Loss	$(64)	$(81)	$(81)
Basic Loss per Share	$(0.14)	$(0.17)	$(0.16)
Diluted Loss per Share	$(0.14)	$(0.17)	$(0.15)
Excess Tax Benefits	$16	$44	$72
Plan Descriptions: Share-based awards are designed to reward employees for their long-term contributions to the company and to provide incentives for them to remain with the company. Monsanto issues stock options, restricted stock, restricted stock units and deferred stock to key officers, non-employee directors and employees of Monsanto. On Jan. 24, 2012, Monsanto shareowners approved a total of 33.6 million shares to be available for grants of awards under the Monsanto Company 2005 Long-Term Incentive Plan as Amended and Restated as of Jan. 24, 2012, (“Amended 2005 LTIP”) after Aug. 31, 2011, (including for this purpose awards made after Aug. 31, 2011, under our prior equity plans) under which the company grants awards. This included 25.0 million new shares in addition to the 8.6 million shares remaining available for future grant as of Aug. 31, 2011. The delivery of shares pursuant to restricted stock, restricted stock units and deferred stock awards will reduce the remaining available shares by 2.7 shares per share delivered. Upon shareowner approval of the Amended 2005 LTIP, no further awards may be granted under our prior equity plans, although awards granted under such plans prior to the commencement of the Amended 2005 LTIP will continue to remain outstanding under their terms. As of Aug. 31, 2016, 19.1 million shares were available for grant under the Amended 2005 LTIP.
The plans provide that the term of any option granted may not exceed ten years and that each option may be exercised for such period as may be specified in the terms and conditions of the grant, as approved by the People and Compensation Committee of the Board of Directors. Generally, the options vest over three years, with one-third of the total award vesting each year. Grants of restricted stock or restricted stock units generally vest at the end of a three to four year service period as specified in the terms and conditions of the grant, as approved by the People and Compensation Committee of the Board of Directors.
Upon purchase of The Climate Corporation, Monsanto assumed The Climate Corporation 2006 Stock Plan as Amended on Oct. 30, 2013, (“Amended Climate Plan”). This included 2.0 million shares available for grant as of Nov. 1, 2013. The plan provides that the term of any option granted may not exceed ten years and that each option may be exercised for such period as may be specified in the terms and conditions of the grant. Generally, options vest monthly over a period of up to four years. The Climate Corporation had outstanding unvested options at the acquisition date that were assumed by Monsanto. The assumed options were converted to Monsanto options at the option ratio of 0.11 Monsanto options for each option of The Climate Corporation. Grants of restricted stock units generally vest quarterly over a period of up to four years. The Climate Corporation had outstanding restricted stock units at the acquisition date that were assumed by Monsanto. The assumed restricted stock units

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

were converted to Monsanto restricted stock units at the acquisition date using the aforementioned conversion ratio. As of Aug. 31, 2016, 1.0 million shares were available for grant under the Amended Climate Plan.
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
Monsanto also issues share-based awards under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (“Director Plan”) for directors who are not employees of Monsanto or its affiliates. Under the Director Plan, half of the annual retainer for each non-employee director is paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted stock, deferred stock, current cash and/or deferred cash. The Director Plan also provides that a non-employee director will receive a one-time restricted stock grant upon becoming a member of Monsanto’s board of directors which is equivalent to the annual retainer divided by the closing stock price on the service commencement date. The restricted stock grant will vest on the third anniversary of the grant date. Awards of deferred stock and restricted stock under the Director Plan are granted under the Amended 2005 LTIP as provided for in the Director Plan. The grant date fair value of awards outstanding under the Director Plan was $16 million as of Aug. 31, 2016. Compensation expense for most awards under the Director Plan is measured at fair value at the date of grant and recognized over the vesting period of the award. There was $10 million, $0 and less than $1 million in fiscal years 2016, 2015 and 2014, respectively, of share-based liabilities paid under the Director Plan. Additionally, 234,587 shares of directors’ deferred stock related to grants and dividend equivalents were vested and outstanding at Aug. 31, 2016.
A summary of the status of Monsanto’s stock options for the periods from Sept. 1, 2013, through August 31, 2016, follows:

	Options	Outstanding Weighted-Average Exercise Price
Balance Outstanding Sept. 1, 2013	15,863,887	$65.59
Granted	2,302,786	84.97
Exercised	(4,537,028)	54.72
Forfeited	(192,010)	90.06
Balance Outstanding Aug. 31, 2014	13,437,635	72.23
Granted	1,730,040	112.94
Exercised	(2,439,135)	56.47
Forfeited	(241,786)	75.56
Balance Outstanding Aug. 31, 2015	12,486,754	80.88
Granted	2,264,950	91.39
Exercised	(1,502,763)	97.51
Forfeited	(359,487)	92.65
Balance Outstanding Aug. 31, 2016	12,889,454	$85.56
At Aug. 31, 2016, 9,292,503 stock options were exercisable. The weighted-average remaining contractual life of these stock options was four years, and the weighted-average exercise price was $81.25 per share. The aggregate intrinsic value of these stock options was $239 million at Aug. 31, 2016.
At Aug. 31, 2016, 12,611,875 stock options were vested or expected to vest. The weighted-average remaining contractual life of these stock options was five years, and the weighted-average exercise price was $85.25 per share. The aggregate intrinsic value of these stock options was $279 million at Aug. 31, 2016.
The weighted-average grant-date fair value of stock options granted during fiscal years 2016, 2015 and 2014 was $20.64, $24.38 and $38.23, respectively, per share. The total pretax intrinsic value of options exercised during the fiscal years ended 2016, 2015 and 2014 was $66 million, $150 million and $273 million, respectively. Pretax unrecognized compensation expense

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

for stock options, net of estimated forfeitures, was $36 million as of Aug. 31, 2016, and will be recognized as expense over a weighted-average remaining vesting period of 1.25 years.
A summary of the status of Monsanto’s restricted stock, restricted stock units and directors’ deferred stock compensation plans for fiscal year 2016 follows in the tables below:

	Restricted Stock	Weighted-Average Grant Date Fair Values	Restricted Stock Units	Weighted-Average Grant Date Fair Values	Directors’ Deferred Stock	Weighted-Average Grant Date Fair Value
Nonvested as of Aug. 31, 2015	4,042	$111.37	1,939,822	$99.74	—	$—
Granted	9,893	91.29	822,423	87.85	23,504	94.87
Vested	(6,428)	97.73	(730,696)	90.28	(22,410)	94.83
Forfeitures	—	—	(342,631)	97.18	(1,094)	95.80
Nonvested as of Aug. 31, 2016	7,507	$96.58	1,688,918	$98.56	—	$—

Pre-tax unrecognized compensation expense, net of estimated forfeitures as applicable (dollars in millions)	$—		$70		$—
Remaining weighted-average period of expense recognition/requisite service periods (in years)	2.17		1.42		—

	Weighted-average grant-date fair value during fiscal year			Total fair value of equity vested during fiscal year
(Dollars in millions, except per share amounts)	2016	2015	2014	2016	2015	2014
Restricted stock	$91.29	$115.65	$108.10	$1	$—	$1
Restricted stock units	$87.85	$108.42	$102.10	$66	$52	$32
Directors’ deferred stock	$94.87	$115.65	$98.38	$2	$2	$—

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

	Lattice-binomial
Assumptions	2016	2015	2014
Expected Dividend Yield	1.9%	1.7%	1.7%
Expected Volatility	23-35%	20-35%	19-36%
Weighted-Average Volatility	27.5%	25.9%	27.5%
Risk-Free Interest Rates	1.40-2.05%	1.56-2.11%	0.70-2.34%
Weighted-Average Risk-Free Interest Rate	1.78%	1.99%	1.66%
Expected Option Life (in years)	7	7	6
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

MONSANTO COMPANY	2016 FORM 10-K
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
There were no shares of preferred stock outstanding as of Aug. 31, 2016, or Aug. 31, 2015. As of Aug. 31, 2016, and Aug. 31, 2015, 437.8 million and 467.9 million shares of common stock were outstanding, respectively.
On Oct. 9, 2015, Monsanto entered into uncollared accelerated share repurchase (“ASR”) agreements with each of Citibank, N.A. (“Citi”) and JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the ASR agreements, the company agreed to purchase an aggregate of approximately $3.0 billion of Monsanto common stock. On Oct. 13, 2015, Citi and JPMorgan delivered to Monsanto approximately 28.4 million shares in total based on then-current market prices, and Monsanto paid a total of $3.0 billion. The payments to Citi and JPMorgan were recorded as a reduction to shareowners’ equity consisting of a $2.6 billion increase in treasury stock, which reflected the value of the 28.4 million shares received upon initial settlement, and a $450 million decrease in additional contributed capital, which reflected the value of the stock held back by Citi and JPMorgan pending final settlement of the ASR agreements. On Jan. 14, 2016, the company’s Oct. 9, 2015 ASR agreement with Citi was terminated in accordance with the terms of the agreement. Upon settlement, Citi delivered to the company an additional 1.9 million shares of Monsanto common stock for a total of approximately 16.1 million shares repurchased at an aggregate cost of $1.5 billion. On Jan. 15, 2016, the company’s Oct. 9, 2015 ASR agreement with JPMorgan was terminated in accordance with the terms of the agreement. Upon settlement, JPMorgan delivered to the company an additional 1.9 million shares of Monsanto common stock for a total of approximately16.1 million shares repurchased at an aggregate cost of $1.5 billion. Upon completion of the ASR agreements, the $450 million previously recorded as additional contributed capital was classified as treasury stock. The ASR agreements were entered into pursuant to the share repurchase authorization announced in June 2014 and were funded by commercial paper and cash on hand.
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
In June 2014, the company announced a share repurchase authorization for up to $10 billion of the company’s common stock over a two-year period. Repurchases under the authorization commenced on July 1, 2014. For the year ended August 31, 2016, 32.2 million shares were received under this authorization all of which were delivered upon settlement of the Oct. 9, 2015 ASR agreements for $3 billion. For the year ended Aug. 31, 2015, 20.2 million shares were received under this authorization, of which 13.2 million shares were delivered upon settlement of the July 1, 2014 ASR agreements and 7.0 million shares were repurchased for $821.5 million. The share repurchase authorization expired on June 24, 2016.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain on Available for Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive Loss
Balance as of Aug. 31, 2014	$(731)	$5	$(167)	$(221)	$(1,114)
Other comprehensive loss before reclassifications	(1,596)	—	(54)	(94)	(1,744)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	31	29	57
Net current-period other comprehensive loss	(1,596)	(3)	(23)	(65)	(1,687)
Balance as of Aug. 31, 2015	(2,327)	2	(190)	(286)	(2,801)
Other comprehensive income (loss) before reclassifications	35	(2)	(42)	(83)	(92)
Amounts reclassified from accumulated other comprehensive loss	—	1	55	29	85
Net current-period other comprehensive income (loss)	35	(1)	13	(54)	(7)
Balance as of Aug. 31, 2016	$(2,292)	$1	$(177)	$(340)	$(2,808)

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings during the twelve months ended Aug. 31, 2016, and Aug. 31, 2015.

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Consolidated Operations
(Dollars in millions)	Year Ended Aug. 31,
	2016	2015
Available for Sale Securities:
Loss (Gain) on Sale of Security	$2	$(4)	Other expense, net
	2	(4)	Total before income taxes
	(1)	1	Income tax provision
	$1	$(3)	Net of tax

Cash Flow Hedges:
Foreign Exchange Contracts	$(8)	$(31)	Net sales
Foreign Exchange Contracts	(21)	(9)	Cost of goods sold
Commodity Contracts	113	81	Cost of goods sold
Interest Rate Contracts	15	13	Interest expense
	99	54	Total before income taxes
	(44)	(23)	Income tax provision
	$55	$31	Net of tax

Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$16	$16	Inventory / Cost of goods sold(1)
Amortization of Unrecognized Net Loss	31	31	Selling, general and administrative expenses
	47	47	Total before income taxes
	(18)	(18)	Income tax provision
	$29	$29	Net of tax

Total Reclassifications For The Period	$85	$57	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $16 million of net periodic benefit cost to inventory, of which approximately $16 million was recognized in cost of goods sold during each of the twelve months ended Aug. 31, 2016, and Aug. 31, 2015, respectively. See Note 16 — Postretirement Benefits - Pensions — and Note 17 — Postretirement Benefits - Health Care and Other Postemployment Benefits — for additional information.

NOTE 22. EARNINGS PER SHARE
Basic earnings per share (“EPS”) was computed using the weighted-average number of common shares outstanding during the periods shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Of those antidilutive options, certain stock options were excluded from the computations of dilutive potential common shares as their exercise prices were greater than the average market price of common shares for the period.

	Year Ended Aug. 31,
(In millions)	2016	2015	2014
Weighted-Average Number of Common Shares	442.7	476.9	519.3
Dilutive Potential Common Shares	4.4	4.5	5.6
Antidilutive Potential Common Shares	5.4	1.7	1.7
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices Greater than the Average Market Price of Common Shares for the Period	3.2	0.1	—

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 23. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes during fiscal years 2016, 2015 and 2014, were as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
Interest	$387	$343	$158
Taxes	841	992	1,019
During fiscal years 2016, 2015 and 2014, the company recorded the following noncash investing and financing transactions:

•	During fiscal years 2016 and 2015, the company recognized noncash transactions related to restructuring. See Note 5 — Restructuring.

•
In fourth quarter 2016, 2015 and 2014, the board of directors declared a dividend payable in first quarter 2016, 2015 and 2014, respectively. As of Aug. 31, 2016, Aug. 31, 2015 and Aug. 31, 2014, a dividend payable of $237 million, $254 million and $239 million, respectively, was recorded.

•
During fiscal years 2016, 2015 and 2014, the company recognized noncash capital expenditures of $210 million, $225 million and $258 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

•
During fiscal years 2016, 2015 and 2014, the company recognized noncash transactions related to stock-based compensation. See Note 19 — Stock-Based Compensation Plans — for further discussion of stock-based compensation.

•
During fiscal year 2014, the company recognized noncash transactions related to acquisitions largely allocated to goodwill and other intangible assets, net in the Statement of Consolidated Financial Position. See Note 4 — Business Combinations and Collaborative Arrangements — for acquisition activity.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 24. COMMITMENTS AND CONTINGENCIES
Contractual obligations: The following table sets forth the company’s estimates of future payments under contracts as of Aug. 31, 2016.

		Payments Due by Fiscal Year Ending Aug. 31,
(Dollars in millions)	Total	2017	2018	2019	2020	2021	2022 and beyond
Total Debt, including Capital Lease Obligations	$9,040	$1,587	$306	$804	$5	$500	$5,838
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	6,320	310	301	282	269	267	4,891
Operating Lease Obligations	520	151	98	76	61	47	87
Purchase Obligations:
Commitments to purchase inventories	2,550	1,282	375	335	243	183	132
Commitments to purchase breeding research	495	55	55	55	55	55	220
R&D alliances and joint venture obligations	150	48	37	26	18	17	4
Uncompleted additions to property	271	271	—	—	—	—	—
Other Liabilities:
Postretirement liabilities(2)	106	106	—	—	—	—	—
Unrecognized tax benefits(3)	70	—	—	—	—	—	—
Environmental liabilities	189	12	16	11	6	6	138
Total Contractual Obligations	$19,711	$3,822	$1,188	$1,589	$657	$1,075	$11,310

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2016.

(2)
Includes the company’s planned pension and other postretirement benefit contributions for 2017. The actual amounts funded in 2017 may differ from the amounts listed above. Contributions in 2018 and beyond are excluded as those amounts are unknown. Refer to Note 16 — Postretirement Benefits - Pensions — and Note 17 — Postretirement Benefits - Health Care and Other Postemployment Benefits — for more information.

(3)
Unrecognized tax benefits relate to reserves for uncertain tax positions recorded under the Income Taxes topic of the ASC. The company is unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues, and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Note 12 — Income Taxes — for more information.

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
Rent expense was $256 million for fiscal year 2016, $273 million for fiscal year 2015 and $272 million for fiscal year 2014.
Guarantees: Monsanto may provide and has provided guarantees on behalf of its consolidated subsidiaries for obligations incurred in the normal course of business. Because these are guarantees of obligations of consolidated subsidiaries, Monsanto’s consolidated financial position is not affected by the issuance of these guarantees.

MONSANTO COMPANY	2016 FORM 10-K
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
In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify its officers and directors for liabilities incurred by reason of their position with Monsanto. Contracts for the sale or purchase of a business or line of business may require indemnification for various events, including certain events that arose before the sale, or tax liabilities that arise before, after or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Litigation settlement agreements may contain indemnification provisions covering future issues associated with the settled matter. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments that provide recipients amounts equal to the sums they would have received had no such withholding been made. Indemnities like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements and other licenses. Leases may require indemnification for liabilities Monsanto’s operations may potentially create for the lessor or lessee. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, to what extent. Historically, these types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of less than $1 million as of Aug. 31, 2016, and Aug. 31, 2015, related to these indemnifications.
Monsanto provides guarantees for certain customer loans in the United States, Latin America and Europe. See Note 7 — Customer Financing Programs — for additional information.
Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement can be found below in the “Litigation” section of this note.
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which Monsanto is party in its own name and proceedings to which its former parent, Pharmacia LLC (“Pharmacia”) or its former subsidiary, Solutia, Inc. (“Solutia”) is a party but that Monsanto manages and for which Monsanto is responsible pursuant to certain indemnification agreements. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has established a reserve for the estimated liabilities. For more information on Monsanto’s policies regarding “Litigation and Other Contingencies,” see Note 2 — Significant Accounting Policies. Portions of the liability included in a reserve for which the amount and timing of cash payments are fixed or readily determinable were discounted, using a risk-free discount rate adjusted for inflation ranging from 3.0 to 3.5 percent. The remaining portions of the liability were not subject to discounting because of uncertainties in the timing of cash outlay. The following table provides a detailed summary of the discounted and undiscounted amounts included in the reserve for environmental and litigation liabilities:

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in millions)
Aggregate Undiscounted Amount	$405
Discounted Portion:
Expected payment (undiscounted) for:
2017	12
2018	16
2019	11
2020	6
2021	6
Undiscounted aggregate expected payments after 2022	138
Aggregate Amount to be Discounted as of Aug. 31, 2016	189
Discount, as of Aug. 31, 2016	(49)
Aggregate Discounted Amount Accrued as of Aug. 31, 2016	$140
Total Environmental and Litigation Reserve as of Aug. 31, 2016	$545
Changes in the environmental and litigation liabilities for fiscal years 2014, 2015 and 2016 are as follows:

(Dollars in millions)
Balance at Aug. 31, 2013	$271
Payments	(69)
Accretion	7
Adjustments to liabilities recognized in fiscal year 2014	82
Balance at Aug. 31, 2014	$291
Payments	(67)
Accretion	3
Adjustments to liabilities recognized in fiscal year 2015	129
Balance at Aug. 31, 2015	$356
Payments	(117)
Accretion	3
Adjustments to liabilities recognized in fiscal year 2016	303
Total Environmental and Litigation Reserve as of Aug. 31, 2016	$545
Environmental: Included in the liability are amounts related to environmental remediation of sites associated with Pharmacia’s former chemicals and agricultural businesses, with no single site representing the majority of the environmental liability. These sites are in various stages of environmental management. At some sites, work is in the early stages of assessment and investigation, while at others the cleanup remedies have been implemented and the remaining work consists of monitoring the integrity of that remedy. The extent of Monsanto’s involvement at the various sites ranges from less than one percent to 100 percent of the costs currently anticipated. At some sites, Monsanto is acting under court or agency order, while at others it is acting with very minimal government involvement.
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

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(“PCBs”), dioxins, and other chemical and premises liability litigation. Additional matters that are not reflected in the liability may arise in the future, and Monsanto may manage, settle, or pay judgments or damages with respect thereto in order to mitigate contesting potential liability. Following is a description of one of the more significant litigation matters.
The company is defending legal claims made by plaintiffs allegedly injured by PCBs manufactured by Pharmacia’s chemical business over four decades ago and incorporated into products made, used and sometimes disposed of by others. The company has been named in approximately 30 personal injury lawsuits filed over several years on behalf of approximately 750 persons in state courts in St. Louis, Missouri and Los Angeles, California. The suits primarily claim that plaintiffs’ various forms of non-Hodgkin lymphoma have been caused by exposure to trace levels of PCBs. The company believes it has meritorious legal and factual defenses to these cases and is vigorously defending them. The company is defending these PCB-related claims under indemnity agreements resulting from its 2000 spin-off from Pharmacia and subsequent agreements under Solutia’s February 2008 plan of reorganization. In September 2016, the parties reached an agreement that would potentially settle all of these personal injury lawsuits including those with verdicts on appeal. Under the agreement all litigation is to be stayed pending dismissal upon completion of settlement. The Company will be required to pay up to $280 million into a settlement fund, with the settlement and the final payment amount contingent upon the level of claimant participation. The company accrued the settlement as it is deemed probable the level of claimant participation will be met, and the amount of the settlement could be reasonably estimated. As of Aug. 31, 2016, $280 million was recorded in the Statement of Consolidated Financial Position within miscellaneous short-term accruals; the related expense is included in selling, general and administrative expenses in the Statements of Consolidated Operations. The company also has been named in lawsuits brought by municipal entities claiming that Monsanto, Pharmacia and Solutia, collectively as a manufacturer of PCBs, should be responsible for a variety of damages due to PCBs in bodies of water, regardless of how PCBs came to be located there. The company believes that these novel claims are without merit and is vigorously defending the cases on legal and factual grounds.
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
Legal actions have been filed in Brazil that raise various issues challenging the right to collect certain royalties for Roundup Ready soybeans, such as whether Brazilian pipeline patents have the duration of their corresponding U.S. patents (2014 for Roundup Ready soybeans) and whether Brazil’s Plant Variety Protection law affects the enforceability of patents. These issues are currently under judicial review in Brazil. Monsanto believes it has meritorious legal arguments and will continue to represent its interests vigorously in these proceedings. The current estimate of the company’s reasonably possible loss contingency is not material to consolidated results of operations, financial position, cash flows or liquidity.
Other Contingencies: As announced on Feb. 9, 2016, Monsanto reached an agreement with the U.S. Securities and Exchange Commission (“SEC”) fully resolving the previously disclosed SEC investigation into the financial reporting of customer incentive programs for glyphosate products in fiscal years 2009, 2010 and 2011. In agreeing to the settlement, Monsanto neither admitted nor denied the SEC’s allegations that the company violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Monsanto agreed to pay an $80 million civil penalty to resolve the investigation, which was fully reserved for and previously disclosed in the company’s financial statements for fiscal year 2015. Monsanto also retained a consultant to review the company’s financial reporting of the customer incentive programs for its crop protection business. In connection with the settlement, Monsanto’s Chairman and Chief Executive Officer, Hugh Grant and former Chief Financial Officer, Carl M. Casale, reimbursed the company for cash incentives and certain stock awards that they received in fiscal years 2009 and 2010.
Off-Balance Sheet Arrangement: Monsanto is in the process of making a significant expansion of its Chesterfield, Missouri, facility. In December 2013, Monsanto executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements Monsanto has transferred the Chesterfield, Missouri facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million, which enables the company to reduce the cost of constructing and operating the expansion by reducing certain state and local tax expenditures. Monsanto immediately leased the facility from the County of St. Louis and has an option to purchase the facility upon tendering the Industrial Revenue Bonds received to the County. The payments due to the company in relation to the Industrial Revenue Bonds and owed by the company in relation to the lease of the facility qualify for the right of offset in accordance with the Balance Sheet topic of the ASC in the Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded in the Statements of Consolidated

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Seeds and Genomics segment consists of the global seeds and related traits businesses, biotechnology platforms and digital agriculture. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The Agricultural Productivity reportable segment consists of the Agricultural Productivity operating segment. EBIT is defined as earnings (loss) before interest and taxes and is an operating performance measure for the two reportable segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on the segment’s relative contribution to total Monsanto operations. Allocation percentages remain consistent for fiscal years 2014, 2015 and 2016.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
Net Sales(1)
Corn seed and traits	$5,825	$5,953	$6,401
Soybean seed and traits	2,162	2,276	2,102
Cotton seed and traits	440	523	665
Vegetable seeds	801	816	867
All other crops seeds and traits	760	675	705
Total Seeds and Genomics	$9,988	$10,243	$10,740
Agricultural productivity	3,514	4,758	5,115
Total Agricultural Productivity	$3,514	$4,758	$5,115
Total	$13,502	$15,001	$15,855
Gross Profit
Corn seed and traits	$3,450	$3,557	$3,932
Soybean seed and traits	1,399	1,510	1,364
Cotton seed and traits	282	408	461
Vegetable seeds	401	372	401
All other crops seeds and traits	542	430	438
Total Seeds and Genomics	$6,074	$6,277	$6,596
Agricultural productivity	943	1,905	1,978
Total Agricultural Productivity	$943	$1,905	$1,978
Total	$7,017	$8,182	$8,574
EBIT(2)(3)
Seeds and genomics	$2,292	$2,206	$2,607
Agricultural productivity	116	1,294	1,345
Total	$2,408	$3,500	$3,952
Depreciation and Amortization Expense
Seeds and genomics	$593	$586	$568
Agricultural productivity	134	130	123
Total	$727	$716	$691
Equity Affiliate Loss(4)
Seeds and genomics	$13	$13	$8
Agricultural productivity	(1)	—	—
Total	$12	$13	$8
Total Assets
Seeds and genomics	$15,772	$17,330	$17,548
Agricultural productivity	3,964	4,590	4,370
Total	$19,736	$21,920	$21,918
Property, Plant and Equipment Purchases
Seeds and genomics	$727	$762	$831
Agricultural productivity	196	205	174
Total	$923	$967	$1,005
Investment in Equity Affiliates
Seeds and genomics	$152	$114	$126
Agricultural productivity	—	—	—
Total	$152	$114	$126

(1)	Represents net sales from continuing operations

(2)
EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income of $27 million, $45 million and $22 million from discontinued operations for fiscal years 2016, 2015 and 2014, respectively.

(4)	Equity affiliate loss is included in other expense, net in the Statements of Consolidated Operations.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

 A reconciliation of EBIT to net income for each period follows:

	Year Ended Aug. 31,
(Dollars in millions)	2016	2015	2014
EBIT(1)	$2,408	$3,500	$3,952
Interest Expense — Net	362	328	146
Income Tax Provision(2)	710	858	1,066
Net Income Attributable to Monsanto Company	$1,336	$2,314	$2,740

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations
Net sales and long-lived assets are attributed to the geographic areas of the relevant Monsanto legal entities. For example, a sale from the United States to a customer in Brazil is reported as a U.S. export sale.

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	Year Ended Aug. 31,			As of Aug. 31,
(Dollars in millions)	2016	2015	2014	2016	2015
United States	$8,008	$8,612	$8,625	$7,779	$7,714
Europe-Africa	1,536	1,834	2,192	1,321	1,309
Brazil	1,437	1,725	1,778	665	614
Argentina	856	871	1,092	345	427
Asia-Pacific	483	686	837	277	293
Canada	619	601	636	87	104
Mexico	436	537	503	138	163
Other	127	135	192	354	394
Total	$13,502	$15,001	$15,855	$10,966	$11,018

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 26. QUARTERLY DATA (UNAUDITED)
The following tables include financial data for the fiscal year quarters in 2016 and 2015 which have been adjusted for discontinued operations.

(Dollars in millions, except per share amounts)
	1st(2)(3)	2nd(4)(5)	3rd(6)(7)	4th(8)(9)
2016	Quarter	Quarter	Quarter	Quarter	Total
Net Sales	$2,219	$4,532	$4,189	$2,562	$13,502
Gross Profit	901	2,598	2,380	1,138	7,017
(Loss) Income from Continuing Operations Attributable to Monsanto Company	(265)	1,060	717	(193)	1,319
Income on Discontinued Operations	12	3	—	2	17
Net (Loss) Income	(257)	1,060	715	(205)	1,313
Net (Loss) Income Attributable to Monsanto Company	$(253)	$1,063	$717	$(191)	$1,336
Basic (Loss) Earnings per Share Attributable to Monsanto Company:(1)
(Loss) Income from continuing operations	$(0.58)	$2.42	$1.64	$(0.44)	$2.98
Income on discontinued operations	0.02	—	—	—	0.04
Net (Loss) Income Attributable to Monsanto Company	$(0.56)	$2.42	$1.64	$(0.44)	$3.02
Diluted (Loss) Earnings per Share Attributable to Monsanto Company:(1)
(Loss) Income from continuing operations	$(0.58)	$2.40	$1.63	$(0.44)	$2.95
Income on discontinued operations	0.02	0.01	—	—	0.04
Net (Loss) Income Attributable to Monsanto Company	$(0.56)	$2.41	$1.63	$(0.44)	$2.99
2015
Net Sales	$2,870	$5,197	$4,579	$2,355	$15,001
Gross Profit	1,411	3,039	2,736	996	8,182
Income (Loss) from Continuing Operations Attributable to Monsanto Company	227	1,418	1,141	(500)	2,286
Income on Discontinued Operations	16	7	—	5	28
Net Income (Loss)	243	1,419	1,155	(492)	2,325
Net Income (Loss) Attributable to Monsanto Company	$243	$1,425	$1,141	$(495)	$2,314
Basic Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$0.47	$2.93	$2.41	$(1.07)	$4.79
Income on discontinued operations	0.03	0.02	—	0.01	0.06
Net Income (Loss) Attributable to Monsanto Company	$0.50	$2.95	$2.41	$(1.06)	$4.85
Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(1)
Income (Loss) from continuing operations	$0.47	$2.90	$2.39	$(1.07)	$4.75
Income on discontinued operations	0.03	0.02	—	0.01	0.06
Net Income (Loss) Attributable to Monsanto Company	$0.50	$2.92	$2.39	$(1.06)	$4.81

(1)
Because Monsanto reported a loss from continuing operations in the first quarter 2016 and fourth quarter 2016 and 2015, generally accepted accounting principles require diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share may not total to the full-year amount.

(2)
In the first quarter of fiscal 2016, the company recorded $52 million of cost of goods sold expenses related to the 2015 Restructuring Plan, $5 million of selling, general and administrative expenses related to environmental and litigation settlements and $266 million of restructuring charges with a combined corresponding income tax benefit of $110 million.

(3)
In the first quarter of fiscal 2015, the company recorded $8 million of selling, general and administrative expenses related to environmental and litigation settlements with a corresponding income tax benefit of $3 million.

(4)
In the second quarter of fiscal 2016, the company recorded $3 million of selling, general and administrative expenses related to environmental and litigation settlements and a SEC settlement and $9 million of restructuring charges related to the 2015 Restructuring Plan with a combined corresponding income tax benefit of $4 million.

(5)
In the second quarter of fiscal 2015, the company recorded $10 million of selling, general and administrative expenses related to environmental and litigation settlements with a corresponding income tax benefit of $4 million.

(6)
In the third quarter of fiscal 2016, the company recorded $210 million of net sales as a result of agreements entered into related to the company’s alfalfa traits and technology, which resulted in upfront revenue accounted for as an exclusive perpetual license to intellectual property, with a corresponding income tax provision of $74 million. The company also recorded $1 million of cost of goods sold expenses related to the 2015

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring Plan, $16 million of selling, general and administrative expenses related to environmental and litigation settlements and $15 million of restructuring charges with a combined corresponding income tax benefit of $13 million. The company also recorded a net tax charge of $219 million due to losses generated in Argentina in the current year as well as recent uncertainties around the Argentina business. The company evaluated the recoverability of various items on the Statement of Consolidated Financial Position related to the Argentina business and determined an allowance against certain assets was necessary, which resulted in the net charge to tax expense.

(7)
In the third quarter of fiscal 2015, the company recorded $274 million of net sales as a result of the sale of a perpetual license to intellectual property, with a corresponding income tax provision of $102 million. The company also recorded $57 million of selling, general and administrative expenses related to environmental and litigation settlements and a SEC settlement with a combined corresponding income tax benefit of $8 million.

(8)
In the fourth quarter of fiscal 2016, the company recorded a $157 million gain in other expense, net as a result of the company signing definitive agreements to sell certain manufacturing assets and contribute to a newly-formed joint venture certain intellectual property, real property and tangible assets related to the company’s sorghum business, with a corresponding income tax provision of $47 million. The company also recorded $14 million of cost of goods sold expenses related to the 2015 Restructuring Plan, $246 million of selling, general and administrative expenses related to environmental and litigation settlements and a SEC settlement and $7 million of restructuring charges with a combined corresponding income tax benefit of $77 million. The company also recorded a net tax charge of $33 million for Argentine-related tax matters based on similar circumstances as noted above in the third quarter of fiscal 2016.

(9)
In the fourth quarter of fiscal 2015, the company recorded $101 million of cost of goods sold expenses related to the 2015 Restructuring Plan, $93 million of selling, general and administrative expenses related to environmental and litigation settlements and a SEC settlement and $393 million of restructuring charges with a combined corresponding income tax benefit of $173 million.

NOTE 27. SUBSEQUENT EVENT
On Sept. 14, 2016, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bayer Aktiengesellschaft, a German stock corporation (“Bayer”), and KWA Investment Co., a Delaware corporation and an indirect wholly owned subsidiary of Bayer (“Merger Sub”).
The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the company (the “Merger”), with the company continuing as the surviving corporation and as a wholly owned subsidiary of Bayer. The Merger Agreement provides that each share of common stock of the company, par value $0.01 per share (“Common Stock”) (other than shares of Common Stock owned by Bayer, Merger Sub or any of their wholly owned subsidiaries, shares of Common Stock owned by the company or its wholly owned subsidiaries and shares of Common Stock owned by stockholders of the company who properly demand and do not withdraw a demand for, or lose their right to, appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware) and each restricted stock unit of the company and performance stock unit of the company outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be automatically converted into the right to receive $128.00 in cash, without interest (the “Merger Consideration”). At the Effective Time, each outstanding option to purchase shares of Common Stock and each stock appreciation right in respect of a share of Common Stock, whether vested or unvested, will be automatically converted into the right to receive the Merger Consideration less the applicable exercise price of such option or stock appreciation right, without interest. In the case of restricted stock units and performance stock units, the Merger Consideration generally will be paid when the original award would have settled, but the Merger Consideration will be paid shortly following the Effective Time in the case of stock options and stock appreciation rights.
The Board of Directors of the company (the “Board”) has unanimously approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Merger. The obligation of the parties to complete the Merger is subject to customary closing conditions, including, among others, (i) the approval of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Common Stock entitled to vote (the “Stockholder Approval”), (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the adoption of all approvals necessary for the completion of the Merger by the European Commission under Council Regulation (EC) No. 139/2004, (iv) the receipt of certain other required foreign antitrust approvals, (v) completion of the review process by the Committee on Foreign Investment in the United States (“CFIUS”), (vi) no approvals related to CFIUS or antitrust laws having been made or obtained with the imposition of conditions that, together with Divestiture Actions (as defined below) undertaken, would reasonably be expected to have a Substantial Detriment (as defined below), (vii) no law, order or injunction that is in effect that enjoins or otherwise prohibits the completion of the Merger having been enacted, issued, promulgated, enforced or entered after Sept. 14, 2016, by a court or other governmental entity of competent jurisdiction, (viii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications) and (ix) the performance by the parties of their respective obligations under the Merger Agreement in all material respects. Bayer has entered into a syndicated term loan facility agreement with Bank of America, N.A., Credit Suisse AG, London Branch, Goldman Sachs Bank USA, Goldman Sachs Lending Partners LLC, HSBC Bank plc, The Hong Kong and Shanghai Banking Corporation Limited and JPMorgan Chase Bank, N.A., London Branch, pursuant to which the lenders under such agreement have committed, upon certain terms and subject to certain conditions, to lend $56.9 billion, and the closing of the Merger is not subject to a financing condition.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Merger Agreement provides that Bayer is required to take all actions necessary to obtain antitrust approvals and completion of the CFIUS review process, including (i) agreeing to the sale, divestiture or other conveyance or holding separate of assets of Bayer or the company, (ii) permitting the company to sell, divest or otherwise convey or hold separate its assets, (iii) terminating or creating any relationship, contractual right or obligation of Bayer or the company or (iv) terminating any joint venture or other arrangement of Bayer or the company (each, a “Divestiture Action”). However, Bayer is not required to take (a) any Divestiture Action described in the foregoing clauses (i) or (ii) that, taken together with all other Divestiture Actions described in such clauses, would reasonably be likely to result in a one-year loss of net sales to Bayer, the company and their subsidiaries in excess of $1.6 billion in the aggregate (measured in accordance with the Merger Agreement) or (b) any Divestiture Action that, taken together with all other Divestiture Actions, would reasonably be likely to have a material adverse effect on the business, financial condition or results of operations of the consolidated agricultural businesses of Bayer, the company and their subsidiaries, taken as a whole (a “Substantial Detriment”).
The company has agreed not to solicit alternative acquisition proposals. However, the company may, subject to the terms and conditions set forth in the Merger Agreement, furnish information to, and engage in discussions and negotiations with, a third party that makes an unsolicited acquisition proposal if the Board determines in good faith, after consultation with its outside counsel, that such acquisition proposal constitutes or could reasonably be expected to result in a Superior Proposal (as defined in the Merger Agreement) and that failure to take such action would be inconsistent with its fiduciary duties under applicable law. Prior to the time the Stockholder Approval is obtained, the Board may change its recommendation that stockholders adopt the Merger Agreement and/or cause the company to enter into an alternative acquisition agreement providing for a Superior Proposal if the Board determines in good faith, after consultation with its outside counsel, that, among other things, failure to do so would be inconsistent with its fiduciary duties under applicable law and the company complies with certain other specified conditions, including providing Bayer five business days to propose revisions to the Merger Agreement which would cause such Superior Proposal no longer to constitute a Superior Proposal.
The Merger Agreement contains certain termination rights, including the right of the company to terminate the Merger Agreement in connection with entering into a definitive agreement providing for a Superior Proposal. However, in such circumstances and if the Board changes its recommendation or in certain circumstances in which the Stockholder Approval is not obtained and the company consummates an alternative acquisition agreement, the company would be obligated to pay to Bayer a termination fee of $1.85 billion, net of any expense reimbursement described below. Further, the company would be required to reimburse Bayer for certain expenses up to $150 million if the Merger Agreement is terminated because the Stockholder Approval is not obtained.
In addition, either party may terminate the Merger Agreement if the Merger is not consummated by the “outside date” of the Merger Agreement, which is Sept. 14, 2017, but is subject to automatic extension to June 14, 2018, if one or more of the conditions relating to antitrust approvals, completion of CFIUS review and the absence of laws, orders and injunctions have not been satisfied or waived (but all other conditions have been satisfied or were capable of being satisfied). In the event that the Merger Agreement is terminated (1) as a result of an order imposed by a governmental antitrust entity or (2) due to passage of the outside date and, at the time that the outside date is reached, the antitrust-related closing conditions were not satisfied (but all other closing conditions were satisfied or were capable of being satisfied), then in each case, Bayer would be required to pay the company a termination fee of $2 billion.
The Merger Agreement has been included to provide investors with information regarding its terms. It is not intended to provide any other factual information about the company, Bayer or their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk among the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Merger Agreement (except with respect to company stockholders’, optionholders’ and other awardholders’ right to receive the applicable consideration following the Effective Time) and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be reflected in the company’s public disclosures.
The foregoing description of the Merger and Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on Sept. 20, 2016.

MONSANTO COMPANY	2016 FORM 10-K
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the Merger Agreement, the company has committed to pay third parties for transaction-related costs in fiscal years 2017 and 2018. The amounts, ranging from $84 million to $219 million in the aggregate, and the timing of payments are based upon different outcomes under the Merger Agreement.

MONSANTO COMPANY	2016 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2016.

MONSANTO COMPANY	2016 FORM 10-K

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
Based on our evaluation under the COSO framework, management concluded that the company maintained effective internal control over financial reporting as of August 31, 2016.
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
/s/ Hugh Grant
Hugh Grant
Chairman and Chief Executive Officer
/s/ Pierre Courduroux
Pierre Courduroux
Senior Vice President and Chief Financial Officer
October 19, 2016

MONSANTO COMPANY	2016 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners of Monsanto Company:
We have audited the internal control over financial reporting of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of August 31, 2016 and the related statements of consolidated operations, comprehensive income, cash flows, and shareowners’ equity for the year ended August 31, 2016, of the Company and our report dated October 19, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
October 19, 2016

MONSANTO COMPANY	2016 FORM 10-K

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

MONSANTO COMPANY	2016 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information appearing in Monsanto Company’s definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A in December 2016 (Proxy Statement), is incorporated herein by reference:

•	Information appearing under the heading “Director Nominees” including biographical information regarding nominees for election to, and members of, the Board of Directors;

•	Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”; and

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

The following information with respect to the executive officers of the company on October 19, 2016, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name—Age	Present Position with Registrant	Year First Became an Executive Officer	Other Business Experience since Sept. 1, 2011*
Brett D. Begemann, 55	President and Chief Operating Officer	2003	Executive Vice President and Chief Commercial Officer - Monsanto Company, 1/11-8/12; President and Chief Commercial Officer - Monsanto Company, 8/12-10/13; present position, 10/13
Pierre Courduroux, 51	Senior Vice President and Chief Financial Officer	2011	Present position, 1/11
Robert T. Fraley, 63	Executive Vice President and Chief Technology Officer	2000	Present position, 8/00
Michael J. Frank, 52	Senior Vice President, Chief Commercial Officer	2013
Vice President-Global Manufacturing Operations & Global Product Strategy - Monsanto Company, 5/11-12/12; Lead, EMEA, China, Asia-Pacific and India Row Crops and Global Vegetables - Monsanto Company, 1/13-7/13; Vice President, International Row Crops and Vegetables - Monsanto Company, 8/13-8/14; Vice President, Global Commercial - Monsanto Company, 9/14-2/16; Vice President, Chief Commercial Officer - Monsanto Company, 2/16-8/16; present position, 8/16

Hugh Grant, 58	Chairman of the Board and Chief Executive Officer	2000	Chairman of the Board, President and Chief Executive Officer - Monsanto Company, 10/03-8/12; present position, 8/12
Janet M. Holloway, 62	Senior Vice President, Chief of Staff and Community Relations	2000	Present position, 10/07

MONSANTO COMPANY	2016 FORM 10-K

Steven C. Mizell, 56	Executive Vice President and Chief Human Resources Officer	2004	Executive Vice President, Human Resources - Monsanto Company, 8/07-4/16; present position, 4/16
Duraiswami Narian, 53	Vice President and Treasurer	2015	India Regional Business Lead - Monsanto Company, 07/10-02/13; International Finance Lead - Monsanto Company, 03/13- 08/14; Assistant Treasurer - Monsanto Company, 09/14-10/15; present position, 10/15
Kerry J. Preete, 56	Executive Vice President and Chief Strategy Officer	2008	Senior Vice President, Global Strategy - Monsanto Company, 10/10-8/12; Executive Vice President, Global Strategy - Monsanto Company, 8/12-4/16; present position, 4/16
Nicole M. Ringenberg, 55	Vice President and Controller	2007	Present position, 12/09
David F. Snively, 62	Executive Vice President, Secretary and General Counsel	2006	Present position, 9/10
Michael K. Stern, 55	Vice President, Chief Executive Officer - Climate	2013
Lead, U.S. Row Crops - Monsanto Company, 8/09-12/12; Lead, Americas Row Crops - Monsanto Company, 1/13-7/13; Vice President, Americas Row Crops - Monsanto Company, 8/13-8/14; Vice President, Monsanto Company and President and Chief Operating Officer - Climate, 9/14-2/16; present position, 2/16

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

MONSANTO COMPANY	2016 FORM 10-K

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

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

MONSANTO COMPANY	2016 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(Principal Accounting Officer)
Date: October 19, 2016

MONSANTO COMPANY	2016 FORM 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWIGHT M. BARNS	Director	October 19, 2016
(Dwight M. Barns)

/s/ GREGORY H. BOYCE	Director	October 19, 2016
(Gregory H. Boyce)

/s/ DAVID L. CHICOINE	Director	October 19, 2016
(David L. Chicoine)

/s/ JANICE L. FIELDS	Director	October 19, 2016
(Janice L. Fields)

/s/ HUGH GRANT	Chairman of the Board and	October 19, 2016
(Hugh Grant)	Chief Executive Officer, Director (Principal Executive Officer)

/s/ ARTHUR H. HARPER	Director	October 19, 2016
(Arthur H. Harper)

Director
(Laura K. Ipsen)

/s/ MARCOS M. LUTZ	Director	October 19, 2016
(Marcos M. Lutz)

/s/ C. STEVEN MCMILLAN	Director	October 19, 2016
(C. Steven McMillan)

/s/ JON R. MOELLER	Director	October 19, 2016
(Jon R. Moeller)

/s/ GEORGE H. POSTE	Director	October 19, 2016
(George H. Poste)

/s/ ROBERT J. STEVENS	Director	October 19, 2016
(Robert J. Stevens)

/s/ PATRICIA VERDUIN	Director	October 19, 2016
(Patricia Verduin)

/s/ PIERRE COURDUROUX	Senior Vice President, Chief Financial	October 19, 2016
(Pierre Courduroux)	Officer (Principal Financial Officer)

/s/ NICOLE M. RINGENBERG	Vice President and Controller	October 19, 2016
(Nicole M. Ringenberg)	(Principal Accounting Officer)

MONSANTO COMPANY	2016 FORM 10-K

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description
2	1.
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
	3.
Agreement and Plan of Merger, dated September 14, 2016, by and among Bayer Aktiengesellschaft, KWA Investment Co. and Monsanto Company (incorporated by reference to Exhibit 2.1 of Form 8-K, filed September 20, 2016, File No. 1-16167). * **

3	1.	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Form 10-Q, filed June 27, 2013, File No. 1-16167).
	2.	Monsanto Company Amended and Restated Bylaws, as amended effective August 12, 2016 (incorporated by reference to Exhibit 3.2(ii) of Form 8-K, filed August 18, 2016, File No. 1-16167).
4	1.
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

MONSANTO COMPANY	2016 FORM 10-K

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

13.	The Monsanto Company Non-Employee Director Equity Incentive Compensation Plan, as amended and restated, effective September 1, 2016.†
14.
Monsanto Company Long-Term Incentive Plan, as amended and restated, effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167).†

14.1.
First Amendment, effective Jan. 29, 2004, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.1 of Form 10-Q for the period ended Feb. 29, 2004, File No. 1-16167).†

14.2.
Second Amendment, effective Oct. 23, 2006, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18.2 of Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

14.3.
Third Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.3 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

14.4.
Fourth Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.4 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

14.5.
Fifth Amendment, effective Sept. 1, 2010, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167).†

14.6.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 6, 2007 (incorporated by reference to Exhibit 10.3 of Form 8-K, filed Aug. 10, 2007, File No. 1-16167).†

14.7.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as of Oct. 2008 (incorporated by reference to Exhibit 10.19.7 of Form 10-K for the period ended Aug. 31, 2009, File No. 1-16167).†

14.8.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Oct. 25, 2010 (incorporated by reference to Exhibit 10.14.9 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

14.9.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 24, 2011 (incorporated by reference to Exhibit 10.14.10 of Form 10-K for the period ended Aug. 31, 2011, File No. 1-16167).†

15.
Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of January 24, 2012) (incorporated by reference to Appendix D to the Monsanto Company Proxy Statement, filed Dec. 9, 2011, File No. 1-16167).†

15.1.
Form of Terms and Conditions of Option Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

15.2.
Form of Terms and Conditions of Option Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Sept. 24, 2015 (incorporated by reference to Exhibit 15.2 of Form 10-K for the period ended Aug. 31, 2015, File No. 1-16167).†

MONSANTO COMPANY	2016 FORM 10-K

15.3.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.4 of Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

15.4.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Sept. 24, 2015 (incorporated by reference to Exhibit 15.4 of Form 10-K for the period ended Aug. 31, 2015, File No. 1-16167).†

15.5.
Form of Terms and Conditions of Financial Goal Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Aug. 29, 2012 (incorporated by reference to Exhibit 10.3 of Form 8-K, filed Aug. 31, 2012, File No. 1-16167).†

15.6.
Form of Terms and Conditions of Financial Goal Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Sept. 24, 2015 (incorporated by reference to Exhibit 15.6 of Form 10-K for the period ended Aug. 31, 2015, File No. 1-16167).†

15.7.
Form of Terms and Conditions of Financial Goal Restricted Stock Units for Chairman and CEO Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Oct. 27, 2014 (incorporated by reference to Exhibit 10.15.10 of Form 10-K for the period ended Aug. 31, 2014, File No. 1-16167).†

15.8.
Form of Terms and Conditions of Financial Goal Restricted Stock Units for CEO and Certain Other Executive Officers Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012), as approved on Sept. 24, 2015 (incorporated by reference to Exhibit 15.8 of Form 10-K for the period ended Aug. 31, 2015, File No. 1-16167).†

15.9.
Form of Terms and Conditions of Retention and Performance Restricted Stock Unit Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012) (incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended Nov. 30, 2013, File No. 1-16167).†

15.10.
Form of Terms and Conditions of Retention and Performance Restricted Stock Unit Grant Under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of Jan. 24, 2012) as approved on Sept. 24, 2015 (incorporated by reference to Exhibit 15.10 of Form 10-K for the period ended Aug. 31, 2015, File No. 1-16167).†

15.11.
Forms of Terms and Conditions of Restricted Share Grant to Non-Employee Director [Elective Retainer Amount] under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated as of January 24, 2012 (incorporated by reference to Exhibit 10.3 of Form 10-Q for the period ended May 31, 2012, File No. 1-16167).†

15.12.
Forms of Terms and Conditions of Restricted Shares Grant to Non-Employee Director [Inaugural Grant] under the Monsanto Company 2005 Long-Term Incentive Plan, as amended and restated as of January 24, 2012 (incorporated by reference to Exhibit 10.4 of Form 10-Q for the period ended May 31, 2012, File No. 1-16167).†

15.13.
Form of Terms and Conditions of Restricted Share Grant to Non-Employee Director [International Elective Retainer Amount] under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of January 24, 2012), as approved on May 27, 2014 (incorporated by reference to Exhibit 10.15.14 of Form 10-K for the period ended Aug. 31, 2014, File No. 1-16167).†

15.14.
Form of Terms and Conditions of Restricted Shares Grant to Non-Employee Director [International Inaugural Grant] under the Monsanto Company 2005 Long-Term Incentive Plan (as Amended and Restated as of January 24, 2012), as approved on May 27, 2014 (incorporated by reference to Exhibit 10.15.15 of Form 10-K for the period ended Aug. 31, 2014, File No. 1-16167).†

15.15.		Form of Terms and Conditions of Time-Based Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan (as amended and Restated as of Jan. 24, 2012), as approved on Oct. 17, 2016.†
15.16.
Form of Terms and Conditions of Financial Goal Restricted Stock Units Under the Monsanto Company 2005 Long-Term Incentive Plan (as amended and Restated as of Jan. 24, 2012), as approved on Oct. 17, 2016.†

16.	`	Monsanto Company Deferred Payment Plan Amended and Restated as of May 1, 2015 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the period ended May 31, 2015, File No. 1-16167).†
17.
Monsanto Company ERISA Parity Savings and Investment Plan, as amended and restated as of December 31, 2008, and subsequently amended through June 11, 2012 (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-8, filed June 22, 2012, File No. 333-182292).†

17.1.
Amendment No. 1 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012) (incorporated by reference to Exhibit 17.1 of Form 10-K for the period ended Aug. 31, 2015, File No. 1-16167).†

MONSANTO COMPANY	2016 FORM 10-K

17.2.
Amendment No. 2 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012) (incorporated by reference to Exhibit 10 of Form 10-Q for the period ended May, 31, 2014, File No. 1-16167).†

17.3.
Amendment No. 3 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012) (incorporated by reference to Exhibit 17.3 of Form 10-K for the period ended Aug. 31, 2015, File No. 1-16167).†

17.4.
Amendment No. 4 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012) (incorporated by reference to Exhibit 17.4 of Form 10-K for the period ended Aug. 31, 2015, File No. 1-16167).†

17.5.
Amendment No. 5 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012) (incorporated by reference to Exhibit 17.5 of Form 10-K for the period ended Aug. 31, 2015, File No. 1-16167).†

	17.6.	`
Amendment No. 6 to the Monsanto Company ERISA Parity Savings and Investment Plan (as amended and restated as of December 31, 2008 and subsequently amended through June 11, 2012) (incorporated by reference to Exhibit 10.2 of Form 10-Q for the period ended Feb. 29, 2016, File No. 1-16167).†

18.
Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

18.1.
Form of Terms and Conditions of Units Under the Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 10.17.1 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

19.
Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Proxy Item No. 4: Approval of Performance Goals Under the Monsanto Company Code Section §162(m) Annual Incentive Plan for Covered Executives” on pages 84-85 of the Proxy Statement filed Dec. 10, 2015, File No. 1-16167) (incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended Feb. 29, 2016, File No. 1-16167).†

	20.		Annual Incentive Plan, as approved on Sept. 24, 2015 (incorporated by reference to Exhibit 10 of Form 8-K, filed Sept. 30, 2015, File No. 1-16167).†
21.1.
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

	23.		Amended and Restated Monsanto Company Recoupment Policy, as approved on Oct. 27, 2009 (incorporated by reference to Exhibit 10.27 of Form 10-K for the period ended Aug. 31, 2009, File No. 1-16167).†
	24.		Monsanto Benefits Plan for Third Country Nationals (incorporated by reference to Exhibit 10.2 of Form 8-K, filed Aug. 11, 2008, File No. 1-16167).†
	24.1.		Amendment to Monsanto Benefits Plan for Third Country Nationals, effective Aug. 5, 2008 (incorporated by reference to Exhibit 10.3 of Form 8-K, filed Aug. 11, 2008, File No. 1-16167).†
11	Omitted — see Item 8 — Note 22 — Earnings per Share.
12	Statements Re Computation of Ratios.
13	Omitted
14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our website at www.monsanto.com.
16	Omitted
18	Omitted
21	Subsidiaries of the Registrant.
22	Omitted
23	Consent of Independent Registered Public Accounting Firm.
31	1.		Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

MONSANTO COMPANY	2016 FORM 10-K

	2.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
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

**
The Merger Agreement has been included to provide investors with information regarding its terms. It is not intended to provide any other factual information about the company, Bayer or their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk among the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Merger Agreement (except with respect to company stockholders’, optionholders’ and other awardholders’ right to receive the applicable consideration following the Effective Time) and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be reflected in the company’s public disclosures.

†	Represents management contract or compensatory plan or arrangement.
Monsanto Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10 percent or less of the total assets of the company and its subsidiaries on a consolidated basis.