Form 10-Q
period 2016-11-30
MONSANTO CO /NEW/
filed 2017-01-06
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Nov. 30, 2016
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 438,554,825 shares of common stock, $0.01 par value, outstanding as of January 3, 2017.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
In the interests of our investors, this section of our report explains some of the important reasons that actual results may be materially different from those that we anticipate. In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about our business plans; the pending transaction with Bayer Aktiengesellschaft (“Bayer”); the potential development, regulatory approval, and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Overview — Executive Summary — Outlook,” “Seeds and Genomics Segment,” “Agricultural Productivity Segment,” “Financial Condition, Liquidity and Capital Resources,” “Outlook,” “Critical Accounting Policies and Estimates” and “Legal Proceedings.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public understanding and acceptance of our biotechnology and other agricultural products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; the impact of exploring, responding to, entering into or consummating potential acquisitions or other transactions and proposals, including risks related to the pending Merger with Bayer; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the increases in and expected higher levels of indebtedness; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters, accidents, and security breaches, including cybersecurity incidents, on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2016.
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

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2016, and Nov. 30, 2015, the Statements of Consolidated Comprehensive Loss for the three months ended Nov. 30, 2016, and Nov. 30, 2015, the Statements of Consolidated Financial Position as of Nov. 30, 2016, and Aug. 31, 2016, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2016, and Nov. 30, 2015, the Statements of Consolidated Shareowners’ Equity for the three months ended Nov. 30, 2016, and year ended Aug. 31, 2016, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the Notes to the Consolidated Financial Statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended
	Nov. 30, 2016	Nov. 30, 2015
Net Sales	$2,650	$2,219
Cost of goods sold	1,391	1,318
Gross Profit	1,259	901
Operating Expenses:
Selling, general and administrative expenses	585	543
Research and development expenses	370	364
Restructuring charges	(36)	266
Pending Bayer transaction related costs	93	—
Total Operating Expenses	1,012	1,173
Income (Loss) from Operations	247	(272)
Interest expense	136	129
Interest income	(18)	(20)
Other expense, net	43	25
Income (Loss) from Continuing Operations Before Income Taxes	86	(406)
Income tax provision (benefit)	61	(137)
Income (Loss) from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$25	$(269)
Discontinued Operations:
Income from operations of discontinued business	16	20
Income tax provision	6	8
Income from Discontinued Operations	10	12
Net Income (Loss)	$35	$(257)
Less: Net income (loss) attributable to noncontrolling interest	6	(4)
Net Income (Loss) Attributable to Monsanto Company	$29	$(253)
Amounts Attributable to Monsanto Company:
Income (loss) from continuing operations	$19	$(265)
Income from discontinued operations	10	12
Net Income (Loss) Attributable to Monsanto Company	$29	$(253)
Basic Earnings per Share Attributable to Monsanto Company:
Income (loss) from continuing operations	$0.05	$(0.58)
Income from discontinued operations	0.02	0.02
Net Income (Loss) Attributable to Monsanto Company	$0.07	$(0.56)
Diluted Earnings per Share Attributable to Monsanto Company:
Income (loss) from continuing operations	$0.05	$(0.58)
Income from discontinued operations	0.02	0.02
Net Income (Loss) Attributable to Monsanto Company	$0.07	$(0.56)
Weighted Average Shares Outstanding:
Basic	438.1	454.1
Diluted	441.7	454.1
Dividends Declared per Share	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

Statements of Consolidated Comprehensive Loss

Unaudited (Dollars in millions)	Three Months Ended
	Nov. 30, 2016	Nov. 30, 2015
Comprehensive Loss Attributable to Monsanto Company
Net Income (Loss) Attributable to Monsanto Company	$29	$(253)
Other Comprehensive Loss, Net of Tax:
Foreign currency translation, net of tax of $(1), and $1, respectively	(268)	(229)
Postretirement benefit plan activity, net of tax of $6, and $5, respectively	10	10
Unrealized net losses on investment holdings, net of tax of $1, and $(1), respectively	(1)	(2)
Unrealized net derivative gains, net of tax of $15, and $(4), respectively	31	—
Realized net derivative losses, net of tax of $15, and $5, respectively	21	4
Total Other Comprehensive Loss, Net of Tax	(207)	(217)
Comprehensive Loss Attributable to Monsanto Company	$(178)	$(470)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net Income (Loss) Attributable to Noncontrolling Interests	6	(4)
Other Comprehensive Loss
Foreign currency translation	(1)	(1)
Total Other Comprehensive Loss	(1)	(1)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	$5	$(5)
Total Comprehensive Loss	$(173)	$(475)
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions, except share amounts)	As of
	Nov. 30, 2016	Aug. 31, 2016
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2017: $17 and 2016: $122)	$2,129	$1,676
Short-term investments	60	60
Trade receivables, net (variable interest entity restricted - 2017: $92 and 2016: $7)	2,196	1,926
Miscellaneous receivables	917	755
Inventory, net	3,839	3,241
Assets held for sale	267	272
Other current assets	244	227
Total Current Assets	9,652	8,157
Total property, plant and equipment	11,124	11,116
Less accumulated depreciation	5,907	5,885
Property, Plant and Equipment	5,217	5,231
Goodwill	3,998	4,020
Other Intangible Assets, Net	1,078	1,125
Noncurrent Deferred Tax Assets	487	613
Long-Term Receivables, Net	39	101
Other Assets	488	489
Total Assets	$20,959	$19,736
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2017: $0 and 2016: $113)	$570	$1,587
Accounts payable	1,073	1,006
Income taxes payable	130	41
Accrued compensation and benefits	212	239
Accrued marketing programs	1,038	1,650
Deferred revenue	2,907	568
Grower production accruals	429	47
Dividends payable	—	237
Customer payable	94	123
Restructuring reserves	136	227
Miscellaneous short-term accruals	911	1,004
Total Current Liabilities	7,500	6,729
Long-Term Debt (variable interest entity restricted - 2017: $94 and 2016: $0)	8,047	7,453
Postretirement Liabilities	338	371
Long-Term Deferred Revenue	31	35
Noncurrent Deferred Tax Liabilities	90	68
Long-Term Portion of Environmental and Litigation Liabilities	198	200
Long-Term Restructuring Reserves	14	17
Other Liabilities	324	318
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 612,135,613 and 611,435,047 shares, respectively
Outstanding 438,495,500 and 437,795,024 shares, respectively	6	6
Treasury stock 173,640,113 and 173,640,023 shares, respectively, at cost	(15,053)	(15,053)
Additional contributed capital	11,672	11,626
Retained earnings	10,792	10,763
Accumulated other comprehensive loss	(3,015)	(2,808)
Total Monsanto Company Shareowners’ Equity	4,402	4,534
Noncontrolling Interest	15	11
Total Shareowners’ Equity	4,417	4,545
Total Liabilities and Shareowners’ Equity	$20,959	$19,736
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Three Months Ended
	Nov. 30, 2016	Nov. 30, 2015
Operating Activities:
Net Income (Loss)	$35	$(257)
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	189	181
Bad-debt expense	7	12
Stock-based compensation expense	36	37
Excess tax benefits from stock-based compensation	(4)	(6)
Deferred income taxes	94	6
Restructuring impairments	1	99
Equity affiliate expense, net	2	2
Other items	12	18
Changes in assets and liabilities that (required) provided cash, net of acquisitions:
Trade receivables, net	(271)	(515)
Inventory, net	(681)	(528)
Deferred revenue	2,344	2,787
Accounts payable and other accrued liabilities	(54)	(423)
Restructuring, net	(89)	208
Pension contributions	(19)	(3)
Other items, net	(139)	(255)
Net Cash Provided by Operating Activities	1,463	1,363
Cash Flows (Required) Provided by Investing Activities:
Capital expenditures	(317)	(326)
Acquisition of businesses, net of cash acquired	(7)	—
Technology and other investments	(5)	(12)
Other investments and property disposal proceeds	2	2
Net Cash Required by Investing Activities	(327)	(336)
Cash Flows (Required) Provided by Financing Activities:
Net change in financing with less than 90-day maturities	(511)	839
Short-term debt proceeds	3	—
Short-term debt reductions	(8)	(3)
Long-term debt proceeds	599	4
Long-term debt reductions	(509)	(3)
Debt issuance costs	(2)	—
Treasury stock purchases	—	(3,000)
Stock option exercises	21	16
Excess tax benefits from stock-based compensation	4	6
Tax withholding on restricted stock and restricted stock units	(14)	(18)
Dividend payments	(237)	(254)
Payments to noncontrolling interests	(1)	(1)
Net Cash Required by Financing Activities	(655)	(2,414)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(28)	(37)
Net Increase (Decrease) in Cash and Cash Equivalents	453	(1,424)
Cash and Cash Equivalents at Beginning of Period	1,676	3,701
Cash and Cash Equivalents at End of Period	$2,129	$2,277
See Note 17 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2015	$6	$(12,053)	$11,464	$10,374	$(2,801)	$15	$7,005
Net Income (Loss)	—	—	—	1,336	—	(23)	1,313
Other Comprehensive Loss for 2016	—	—	—	—	(7)	(1)	(8)
Treasury Stock Purchases	—	(3,000)	(1)	—	—	—	(3,001)
Restricted Stock and Restricted Stock Unit Tax Withholding	—	—	(24)	—	—	—	(24)
Issuance of Shares Under Employee Stock Plans	—	—	81	—	—	—	81
Net Excess Tax Benefits from Stock-based Compensation	—	—	11	—	—	—	11
Stock-based Compensation Expense	—	—	111	—	—	—	111
Cash Dividends of $2.16 per Common Share	—	—	—	(947)	—	—	(947)
Acquisition of Noncontrolling Interest	—	—	(16)	—	—	26	10
Payments to Noncontrolling Interest	—	—	—	—	—	(6)	(6)
Balance as of Aug. 31, 2016	$6	$(15,053)	$11,626	$10,763	$(2,808)	$11	$4,545
Net Income	—	—	—	29	—	6	35
Other Comprehensive Loss for 2017	—	—	—	—	(207)	(1)	(208)
Issuance of Shares Under Employee Stock Plans	—	—	21	—	—	—	21
Restricted Stock and Restricted Stock Unit Tax Withholding	—	—	(14)	—	—	—	(14)
Net Excess Tax Benefits from Stock-based Compensation	—	—	3	—	—	—	3
Stock-based Compensation Expense	—	—	36	—	—	—	36
Payments to Noncontrolling Interest	—	—	—	—	—	(1)	(1)
Balance as of Nov. 30, 2016	$6	$(15,053)	$11,672	$10,792	$(3,015)	$15	$4,417

(1)	See Note 15 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
On Nov. 2, 2015, the company signed a definitive agreement with Deere & Company (“Deere”) to sell the Precision Planting equipment business which is included in the Seed and Genomics segment for approximately $190 million in cash, subject to customary working capital adjustments. As of Nov. 30, 2016, and Aug. 31, 2016, Monsanto had $169 million and $172 million of assets held for sale, respectively, and $6 million and $12 million of liabilities held for sale classified within miscellaneous short-term accruals, respectively, on the Statements of Consolidated Financial Position related to this transaction. The assets were primarily related to inventory, net; trade receivables, net; property, plant, and equipment, net; goodwill; and other intangible assets, net, and the liabilities were primarily related to accrued marketing programs and accounts payable. In August 2016, the U.S. Department of Justice filed a lawsuit to block Deere’s acquisition of the Precision Planting equipment business, which Deere is contesting. As a result of this development, the closing date for this transaction is uncertain.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all necessary adjustments which are normal and recurring to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016. Financial information for the first three months of fiscal year 2017 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In November 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, “Statement of Cash Flows: Restricted Cash” which requires restricted cash and restricted cash equivalents to be classified in the Statements of Cash Flows as cash and cash equivalents. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with early adoption permitted. Adoption will be applied on a retrospective basis to all periods presented. Monsanto is required to adopt this standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In October 2016, the FASB issued accounting guidance, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” which will require the recognition of income tax effects of intra-entity transfers of assets other than inventory to be recognized when the transfer occurs. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with early adoption permitted as of the beginning of an annual period. Adoption will be applied on a modified retrospective basis. Monsanto is required to adopt the standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In August 2016, the FASB issued accounting guidance, “Classification of Certain Cash Receipts and Cash Payments” which clarifies the classification of the activity in the Statements of Consolidated Cash Flows and how the predominant principle should be applied when cash receipts and cash payments have more than one class of cash flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with early adoption permitted. Adoption will be applied retrospectively. Monsanto is required to adopt the standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
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
In February 2015, the FASB issued accounting guidance, “Amendments to the Consolidation Analysis” which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination and (5) certain investment funds. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015. Accordingly, Monsanto adopted this standard in the first quarter of fiscal year 2017. The adoption of this guidance did not have an impact on the consolidated financial statements or related disclosures.
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

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

NOTE 3.	RESTRUCTURING
Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015
Cost of Goods Sold(1)	$(1)	$(52)
Restructuring Charges(2)	36	(266)
Income (Loss) from Continuing Operations Before Income Taxes	$35	$(318)
Income Tax (Provision) Benefit	(10)	108
Net Income (Loss)	$25	$(210)

(1)	For the three months ended Nov. 30, 2016, and Nov. 30, 2015, $1 million and $52 million of restructuring charges in cost of goods sold was recorded in the Seeds and Genomics segment.

(2)
For the three months ended Nov. 30, 2016, the net reversal of previously recognized expense of $36 million is split by segment as follows: $34 million in Seeds and Genomics and $2 million in Agricultural Productivity. For the three months ended Nov. 30, 2015, $266 million of restructuring charges is split by segment as follows: $237 million in Seeds and Genomics and $29 million in Agricultural Productivity.

On Oct. 6, 2015, the company approved actions to realign resources to increase productivity, enhance competitiveness by delivering cost improvements and support long-term growth. On Jan. 5, 2016, the company approved additional actions which, together with the Oct. 6, 2015 actions, comprise the 2015 Restructuring Plan. Actions include streamlining and reprioritizing some commercial, enabling, supply chain and research and development efforts.
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be approximately $1 billion. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $375 million to $420 million in work force reductions, including severance and related benefits; $130 million to $150 million in facility closures/exit costs, including contract termination costs; $450 million to $485 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
The following table displays the pretax charges incurred by segment under the 2015 Restructuring Plan.

	Three months ended Nov. 30, 2016			Three months ended Nov. 30, 2015			Cumulative Amount through Nov. 30, 2016
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$(36)	$(2)	$(38)	$208	$9	$217	$347	$21	$368
Facility Closures/Exit Costs	2	—	2	2	—	2	25	5	30
Asset Impairments and Write-offs:
Property, plant and equipment	1	—	1	24	—	24	123	2	125
Inventory	1	—	1	37	—	37	94	—	94
Goodwill and other assets	(1)	—	(1)	18	20	38	185	20	205
Total Restructuring Charges, Net	$(33)	$(2)	$(35)	$289	$29	$318	$774	$48	$822
The company’s written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the Exit or Disposal Cost Obligations topic of the Accounting Standards Codification (“ASC”); therefore, severance charges incurred in connection with

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

the 2015 Restructuring Plan are accounted for when probable and estimable as required under the Compensation - Nonretirement Postemployment Benefits topic of the ASC. In addition, when the decision to commit to a restructuring plan requires a long-lived asset and finite-lived intangible asset impairment review, Monsanto evaluates such impairment issues under the Property, Plant and Equipment topic of the ASC.
The three months ended Nov. 30, 2016, includes the reversal of $45 million of previously recognized expense due to changes in estimates related to work force reductions.
The following table summarizes the activities related to the company’s 2015 Restructuring Plan.

(Dollars in millions)	Work Force Reductions(1)	Facility Closures/Exit Costs	Asset Impairments and Write-offs	Total
Balance as of Aug. 31, 2015	$217	$—	$—	$217
Net restructuring charges recognized in fiscal year 2016	189	28	147	364
Cash payments	(164)	(28)	—	(192)
Asset impairments and write-offs	—	—	(147)	(147)
Foreign currency impact	2	—	—	2
Balance as of Aug. 31, 2016	$244	$—	$—	$244
Net restructuring charges recognized in first quarter of fiscal year 2017	(38)	2	1	(35)
Cash payments	(51)	(2)	—	(53)
Asset impairments and write-offs	—	—	(1)	(1)
Foreign currency impact	(5)	—	—	(5)
Balance as of Nov. 30, 2016	$150	$—	$—	$150

(1)
The restructuring liability balance included $14 million and $17 million that were recorded in long-term restructuring reserves in the Statements of Consolidated Financial Position as of Nov. 30, 2016, and Aug. 31, 2016, respectively.

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of
(Dollars in millions)	Nov. 30, 2016	Aug. 31, 2016
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$352	$511
Maximum future payout under recourse provisions	15	19
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$22	$60
Maximum future payout under recourse provisions	8	35
Agreements with Lenders(3)
Outstanding balance	$90	$73
Maximum future payout under the guarantee	65	57

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gross amounts of receivables sold under transactions that qualify for sales treatment were:

	Gross Amounts of Receivables Sold
	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$115	$16
European and Latin American agreements to sell trade receivables(2)	6	21

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 350 million Brazilian reais (approximately $103 million as of Nov. 30, 2016) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company’s investment. Credit losses above Monsanto’s investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC, and as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities and Investments.
There were no significant recourse or non-recourse liabilities for all programs as of Nov. 30, 2016, and Aug. 31, 2016. There were no significant delinquent loans for all programs as of Nov. 30, 2016, and Aug. 31, 2016.

NOTE 5.	VARIABLE INTEREST ENTITIES AND INVESTMENTS
Variable Interest Entities
On Oct. 19, 2016, Monsanto exited a financing program in Brazil that was recorded as a consolidated variable interest entity (“VIE”). On Nov. 4, 2016, Monsanto entered into a new financing program in Brazil that is recorded as a consolidated VIE. For the most part, the new and previous arrangements of the Brazil VIE consist of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. Under the new arrangement, third parties, primarily investment funds, hold senior interests of 89 percent, and Monsanto holds the remaining 11 percent in the entity as of Nov. 30, 2016. Under the previous arrangement, as of Aug. 31, 2016, third parties, primarily investment funds, held senior interest of 89 percent, and Monsanto held the remaining 11 percent interest. Under the new arrangement, the senior interests held by third parties are mandatorily redeemable shares and are included in long-term debt in the Statement of Consolidated Financial Position as of Nov. 30, 2016. Under the previous arrangement, the senior interests held by third parties were mandatorily redeemable shares and were included in short-term debt in the Statement of Consolidated Financial Position as of Aug. 31, 2016.
Under the new arrangement, Monsanto is required to maintain an investment in the Brazil VIE of at least 11.1 percent and could be required to provide additional contributions to the Brazil VIE. Monsanto currently has no unfunded commitments to the Brazil VIE. Creditors have no recourse against Monsanto in the event of default by the Brazil VIE. The company’s financial or other support provided to the Brazil VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the Brazil VIE, the Brazil VIE was established to service transactions involving the company, and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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
Monsanto has entered into an agreement with third parties to establish an entity to focus on research and development (“R&D”) related to various activities including agricultural fungicides for agricultural applications. This entity is recorded as a consolidated VIE of Monsanto. Under the arrangement, Monsanto holds a call option to acquire the majority of the equity interests in the R&D VIE from the third-party owners. Monsanto funds the operations of the R&D VIE in return for additional equity interests or to retain the call options. The funding is provided in separate research phases if research milestones are met. The R&D VIE was established to perform agricultural-based R&D activities for the benefit of Monsanto, and Monsanto provides all funding of the R&D VIE’s activities. Further, Monsanto has the power to direct the activities most significant to the R&D VIE. As a result, Monsanto is the primary beneficiary of the R&D VIE, and the R&D VIE is consolidated in Monsanto’s consolidated financial statements. The third-party owners of the R&D VIE do not have recourse to the general assets of Monsanto beyond Monsanto’s maximum exposure to loss at any given time relating to the R&D VIE.
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
For such investments that were accounted for under the equity method and cost basis included in other assets in the Statements of Consolidated Financial Position, the amounts are summarized in the following table:

	As of
(Dollars in millions)	Nov. 30, 2016	Aug. 31, 2016
Equity Method Investments	$148	$152
Cost Basis Investments	95	94
Total	$243	$246

NOTE 6.	RECEIVABLES
Trade receivables in the Statements of Consolidated Financial Position are net of allowances of $102 million and $94 million as of Nov. 30, 2016, and Aug. 31, 2016, respectively.
The company has long-term customer financing receivables that relate to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $250 million and $260 million with a corresponding allowance for credit losses on these receivables of $217 million and $228 million as of Nov. 30, 2016, and Aug. 31, 2016, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net in the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2015	$120
Incremental Provision	78
Recoveries	(2)
Write-offs	(4)
Other(1)	36
Balance as of Aug. 31, 2016	$228
Recoveries	(14)
Other(1)	3
Balance as of Nov. 30, 2016	$217
(1)Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	Nov. 30, 2016	Aug. 31, 2016
Finished Goods	$1,704	$1,404
Goods In Process	1,746	1,489
Raw Materials and Supplies	546	498
Inventory at FIFO Cost	3,996	3,391
Excess of FIFO over LIFO Cost	(157)	(150)
Total	$3,839	$3,241

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first three months of fiscal year 2017, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2016	$3,967	$53	$4,020
Effect of foreign currency translation and other adjustments	(24)	2	(22)
Balance as of Nov. 30, 2016	$3,943	$55	$3,998
There were no events or circumstances indicating that goodwill might be impaired as of Nov. 30, 2016. The fiscal year 2017 annual goodwill impairment test will be performed as of Mar. 1, 2017.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Nov. 30, 2016			As of Aug. 31, 2016
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,061	$(778)	$283	$1,070	$(778)	$292
Acquired Intellectual Property	1,033	(611)	422	1,042	(593)	449
Trademarks	332	(154)	178	334	(152)	182
Customer Relationships	297	(224)	73	301	(223)	78
Other	66	(35)	31	65	(33)	32
Total Other Intangible Assets, Finite Lives	$2,789	$(1,802)	$987	$2,812	$(1,779)	$1,033
In Process Research & Development, Indefinite Lives	91	—	91	92	—	92
Total Other Intangible Assets	$2,880	$(1,802)	$1,078	$2,904	$(1,779)	$1,125
Total amortization expense of total other intangible assets was $30 million and $31 million for the three months ended Nov. 30, 2016, and Nov. 30, 2015, respectively.
The estimated intangible asset amortization expense for fiscal year 2017 through fiscal year 2021 is as follows:

(Dollars in millions)	Amount
2017	$132
2018	116
2019	108
2020	104
2021	103

NOTE 9.	DEFERRED REVENUE
As of Nov. 30, 2016, and Aug. 31, 2016, short-term deferred revenue was $2,907 million and $568 million, respectively. These balances primarily consist of cash received related to Monsanto’s prepayment programs in the United States and Brazil. These programs allow Monsanto’s customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balances are consistent with the seasonality of Monsanto’s business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed purchases. The deferred revenue balances related to these prepayment programs are considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.

NOTE 10.	DEBT AND OTHER CREDIT ARRANGEMENTS
In April 2016, Monsanto filed a shelf registration with the Securities and Exchange Commission (“SEC”) (“2016 shelf registration”) that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.
Monsanto has a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Nov. 30, 2016, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.
Monsanto’s short-term debt instruments include commercial paper, the current portion of long-term debt and notes payable to banks. As of Nov. 30, 2016, Monsanto had no commercial paper borrowings outstanding. As of Aug. 31, 2016, there was $500 million of commercial paper borrowings outstanding. Additionally, as of Nov. 30, 2016, the mandatorily redeemable shares of the Brazil VIE were classified as long-term debt instruments. These instruments were classified as short-term debt as of Aug. 31, 2016. See Note 5 — Variable Interest Entities and Investments — for additional information.
In October 2016, Monsanto closed a $1 billion delayed draw term loan facility that matures the earlier of October 2019 or the consummation of the Merger with Bayer. Borrowings under the facility were $500 million as of Nov. 30, 2016. Proceeds were used for general corporate purposes.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The fair value of total short-term debt was $571 million and $1,589 million as of Nov. 30, 2016, and Aug. 31, 2016, respectively. The fair value of the total long-term debt was $7,896 million and $7,834 million as of Nov. 30, 2016, and Aug. 31, 2016, respectively. See Note 11 — Fair Value Measurements — for additional information.

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
The following tables set forth by level Monsanto’s assets and liabilities disclosed at fair value on a recurring basis as of Nov. 30, 2016, and Aug. 31, 2016. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Nov. 30, 2016, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$1,702	$—	$—	$1,702
Short-term investments	60	—	—	60
Equity securities	11	—	—	11
Derivative assets related to:
Foreign currency contracts	—	21	—	21
Commodity contracts	13	5	—	18
Total Assets at Fair Value	$1,786	$26	$—	$1,812
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$571	$—	$571
Long-term debt instruments(1)	—	7,802	94	7,896
Derivative liabilities related to:
Foreign currency contracts	—	30	—	30
Commodity contracts	27	17	—	44
Total Liabilities at Fair Value	$27	$8,420	$94	$8,541

(1)
Debt instruments, excluding mandatorily redeemable shares, are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

	Fair Value Measurements at Aug. 31, 2016, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$1,081	$—	$—	$1,081
Short-term investments	60	—	—	60
Equity securities	13	—	—	13
Derivative assets related to:
Foreign currency contracts	—	10	—	10
Commodity contracts	9	9	—	18
Total Assets at Fair Value	$1,163	$19	$—	$1,182
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$1,476	$113	$1,589
Long-term debt instruments(1)	—	7,834	—	7,834
Derivative liabilities related to:
Foreign currency contracts	—	15	—	15
Commodity contracts	32	20	—	52
Interest rate contracts	—	41	—	41
Total Liabilities at Fair Value	$32	$9,386	$113	$9,531

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

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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
Short-term debt instruments may consist of commercial paper, current portion of long-term debt and notes payable to banks. Commercial paper and notes payable to banks are recorded at amortized cost in the Statements of Consolidated Financial Position, which approximates fair value. Current portion of long-term debt is measured at fair value for disclosure purposes and determined based on current market yields for Monsanto’s debt traded in the secondary market. See Note 10 — Debt and Other Credit Arrangements — for additional disclosures.
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
For the three months ended Nov. 30, 2016, and Nov. 30, 2015, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Nov. 30, 2016, and Aug. 31, 2016. The following table summarizes the change in fair value of the Level 3 long-term debt instrument for the three months ended Nov. 30, 2016.

(Dollars in millions)
Balance Aug. 31, 2016	$—
Issuance of mandatorily redeemable shares	93
Accretion expense	1
Balance Nov. 30, 2016(1)	$94

(1)	Includes 315,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $294) as of Nov. 30, 2016.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table summarizes the change in fair value of the Level 3 short-term debt instrument for the three months ended Nov. 30, 2016.

(Dollars in millions)
Balance Aug. 31, 2016(1)	$113
Redemption of mandatorily redeemable shares	(103)
Accretion expense	2
Payments	(7)
Effect of foreign currency translation adjustments	(5)
Balance Nov. 30, 2016	$—

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $309) as of Aug. 31, 2016.
There were no significant measurements of liabilities to their implied fair value on a nonrecurring basis during the three months ended Nov. 30, 2016, and Nov. 30, 2015.
There were no significant measurements of assets to their implied fair value on a nonrecurring basis during the three months ended Nov. 30, 2016. Significant measurements during the three months ended Nov. 30, 2015, of assets to their implied fair value on a nonrecurring basis were as follows:
Property, Plant and Equipment, Net: During the three months ended Nov. 30, 2015, property, plant and equipment within the Seeds and Genomics segment with a net book value of $34 million was written down to its implied fair value estimate of $10 million, resulting in an impairment charge of $24 million, with $15 million included in cost of goods sold and $9 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
Other Intangible Assets, Net: During the three months ended Nov. 30, 2015, other intangible assets within the Seeds and Genomics segment with a net book value of $16 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $16 million, with $16 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
During the three months ended Nov. 30, 2015, other intangible assets within the Agricultural Productivity segment with a net book value of $20 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $20 million, with $20 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Nov. 30, 2016, and Aug. 31, 2016.
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

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 9 months for foreign currency hedges and 24 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $23 million is expected to be reclassified from accumulated other comprehensive loss into earnings. A pretax loss of $37 million was reclassified into other expense, net as a result of the discontinuance of an interest rate hedge during the three months ended Nov. 30, 2016, because it was probable the original forecasted transaction would not occur by the end of the originally specified time period. A pretax loss of less than $1 million during the three months ended Nov. 30, 2015, was reclassified into cost of goods sold in the Statement of Consolidated Operations as a result of the discontinuance of commodity cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three months ended Nov. 30, 2016, and Nov. 30, 2015.
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
Financial instruments are neither held nor issued by the company for trading purposes.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The notional amounts of the company’s derivative instruments outstanding as of Nov. 30, 2016, and Aug. 31, 2016, are as follows:

	As of
(Dollars in millions)	Nov. 30, 2016	Aug. 31, 2016
Derivatives Designated as Hedges:
Foreign exchange contracts	$277	$388
Commodity contracts	617	484
Interest rate contracts	—	150
Total Derivatives Designated as Hedges	$894	$1,022
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,270	$1,096
Commodity contracts	173	223
Interest rate contracts	79	116
Total Derivatives Not Designated as Hedges	$1,522	$1,435

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of Nov. 30, 2016
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$8	$(25)	$(17)	$17	$—
Foreign exchange contracts	13	—	13	—	13
Derivatives not designated as hedges:
Commodity contracts(1)	5	(3)	2	—	2
Foreign exchange contracts	8	—	8	—	8
Total other current assets	34	(28)	6	17	23	$221	$244
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	5	(2)	3	—	3
Total other assets	5	(2)	3	—	3	485	488
Total Asset Derivatives	$39	$(30)	$9	$17	$26
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$25	$(25)	$—	$—	$—
Derivatives not designated as hedges:
Commodity contracts(1)	3	(3)	—	—	—
Total other current assets	28	(28)	—	—	—
Other Assets
Derivatives designated as hedges:
Commodity contracts(1)	2	(2)	—	—	—
Total other assets	2	(2)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	13	—	13	—	13
Derivatives not designated as hedges:
Foreign exchange contracts	30	—	30	—	30
Total miscellaneous short-term accruals	43	—	43	—	43	$868	$911
Other liabilities
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other liabilities	1	—	1	—	1	323	324
Total Liability Derivatives	$74	$(30)	$44	$—	$44

(1)
As allowed by the Derivatives and Hedging topic of the ASC, derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2016
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$9	$(29)	$(20)	$20	$—
Foreign exchange contracts	4	—	4	—	4
Derivatives not designated as hedges:
Commodity contracts(1)	9	(6)	3	—	3
Foreign exchange contracts	6	—	6	—	6
Total other current assets	28	(35)	(7)	20	13	$214	$227
Other assets
Derivatives designated as hedges
Commodity contracts(1)	—	(4)	(4)	4	—
Total other assets	—	(4)	(4)	4	—	489	489
Total Asset Derivatives	$28	$(39)	$(11)	$24	$13
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$29	$(29)	$—	$—	$—
Derivatives not designated as hedges:
Commodity contracts(1)	6	(6)	—	—	—
Total other current assets	35	(35)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other assets	4	(4)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	11	—	11	—	11
Foreign currency contracts	8	—	8	—	8
Interest rate contracts	41	—	41	—	41
Derivatives not designated as hedges:
Foreign exchange contracts	7	—	7	—	7
Total miscellaneous short-term accruals	67	—	67	—	67	$937	$1,004
Other liabilities
Derivatives designated as hedges:
Commodity contracts	2	—	2	—	2
Total other liabilities	2	—	2	—	2	316	318
Total Liability Derivatives	$108	$(39)	$69	$—	$69

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Statements of Consolidated Operations Classification
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015	Nov. 30, 2016	Nov. 30, 2015
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$(13)	$—	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$17	$2	7	4	Net sales
Foreign currency contracts	6	10	1	7	Cost of goods sold
Commodity contracts	19	(9)	(3)	(17)	Cost of goods sold
Interest rate contracts	—	—	(37)	—	Other expense, net
Interest rate contracts	4	(7)	(4)	(3)	Interest expense
Total Derivatives Designated as Hedges	46	(4)	(49)	(9)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			(45)	(55)	Other expense, net
Commodity contracts			—	1	Net sales
Commodity contracts			(1)	—	Cost of goods sold
Total Derivatives Not Designated as Hedges			(46)	(54)
Total Derivatives	$46	$(4)	$(95)	$(63)

(1)	Accumulated other comprehensive loss (AOCL).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the three months ended Nov. 30, 2016, and Nov. 30, 2015. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Nov. 30, 2016, and Nov. 30, 2015.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction gain of $39 million and $28 million during the three months ended Nov. 30, 2016, and Nov. 30, 2015, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association (“ISDA”) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $25 million and $63 million as of Nov. 30, 2016, and Aug. 31, 2016, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Nov. 30, 2016, and Aug. 31, 2016, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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
Monsanto maintains noncontributory pension plans for the benefit of its U.S. employees. Effective Jul. 8, 2012, the U.S. pension plans were closed to new entrants; there were no significant changes to these plans for eligible employees hired prior to that date. The company also provides certain postretirement health care and life insurance benefits for eligible retired employees and certain pension plan benefits outside the U.S. The company’s net periodic benefit cost for pension benefits and health care and other postretirement benefits include the following components:

Pension Benefits	Three Months Ended Nov. 30, 2016			Three Months Ended Nov. 30, 2015
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$15	$3	$18	$16	$3	$19
Interest Cost on Benefit Obligation	21	2	23	24	2	26
Assumed Return on Plan Assets	(42)	(2)	(44)	(39)	(2)	(41)
Amortization of Unrecognized Net Loss	12	1	13	12	1	13
Total Net Periodic Benefit Cost	$6	$4	$10	$13	$4	$17

Health Care and Other Postretirement Benefits	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015
Service Cost for Benefits Earned During the Period	$1	$2
Interest Cost on Benefit Obligation	1	1
Amortization of Unrecognized Net Loss/(Gain)	1	(1)
Total Net Periodic Benefit Cost	$3	$2

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 14.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months ended Nov. 30, 2016, and Nov. 30, 2015, respectively.

	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015
Cost of Goods Sold	$3	$4
Selling, General and Administrative Expenses	26	25
Research and Development Expenses	6	8
Restructuring Charges	1	—
Pre-Tax Stock-Based Compensation Expense	36	37
Income Tax Benefit	(13)	(12)
Net Stock-Based Compensation Expense	$23	$25

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 15.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Cash Flow Hedges	Postretirement Benefit Items	Total Accumulated Other Comprehensive (Loss) Income
Balance as of Aug. 31, 2015	$(2,327)	$2	$(190)	$(286)	$(2,801)
Other comprehensive income (loss) before reclassifications	35	(2)	(42)	(83)	(92)
Amounts reclassified from accumulated other comprehensive loss	—	1	55	29	85
Net current-period other comprehensive income (loss)	35	(1)	13	(54)	(7)
Balance as of Aug. 31, 2016	$(2,292)	$1	$(177)	$(340)	$(2,808)
Other comprehensive (loss) income before reclassifications	(268)	(1)	31	—	(238)
Amounts reclassified from accumulated other comprehensive loss	—	—	21	10	31
Net current-period other comprehensive (loss) income	(268)	(1)	52	10	(207)
Balance as of Nov. 30, 2016	$(2,560)	$—	$(125)	$(330)	$(3,015)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings.

	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015	Affected Line Item in the Statements of Consolidated Operations
Cash Flow Hedges:
Foreign Exchange Contracts	$(7)	$(4)	Net sales
Foreign Exchange Contracts	(1)	(7)	Cost of goods sold
Commodity Contracts	3	17	Cost of goods sold
Interest Rate Contracts	37	—	Other expense, net
Interest Rate Contracts	4	3	Interest expense
	36	9	Total before income taxes
	(15)	(5)	Income tax provision (benefit)
	$21	$4	Net of tax
Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$6	$4	Inventory/Cost of goods sold(1)
Amortization of Unrecognized Net Loss	10	8	Selling, general and administrative expenses
	16	12	Total before income taxes
	(6)	(4)	Income tax provision (benefit)
	$10	$8	Net of tax
Total Reclassifications For The Period	$31	$12	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $6 million and $4 million of net periodic benefit cost to inventory, of which approximately $2 million and $1 million was recognized in cost of goods sold during the three months ended Nov. 30, 2016, and Nov. 30, 2015, respectively. See Note 13 — Postretirement Benefits - Pensions, Health Care and Other — for additional information.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 16.	EARNINGS PER SHARE
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

	Three Months Ended
(Shares in millions)	Nov. 30, 2016	Nov. 30, 2015
Weighted-Average Number of Common Shares	438.1	454.1
Dilutive Potential Common Shares	3.6	3.2
Antidilutive Potential Common Shares	4.0	4.4
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices Greater than the Average Market Price of Common Shares for the Period	3.2	3.2

NOTE 17.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015
Interest	$95	$71
Taxes	70	211
During the three months ended Nov. 30, 2016, and Nov. 30, 2015, the company recorded the following noncash transactions:

•	During the three months ended Nov. 30, 2016, and Nov. 30, 2015, the company recognized noncash transactions related to restructuring. See Note 3 — Restructuring.

•
As of Nov. 30, 2016, and Nov. 30, 2015, the company recognized noncash capital expenditures of $102 million and $73 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

•	During the three months ended Nov. 30, 2016, and Nov. 30, 2015, the company recognized noncash transactions related to stock-based compensation. See Note 14 — Stock-Based Compensation Plans.

NOTE 18.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which Monsanto is party in its own name and proceedings to which its former parent, Pharmacia LLC (“Pharmacia”), or its former subsidiary, Solutia, Inc. (“Solutia”), is a party but that Monsanto manages and for which Monsanto is responsible pursuant to certain indemnification agreements. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $295 million and $545 million as of Nov. 30, 2016, and Aug. 31, 2016, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016.
Litigation: The above liability includes amounts related to certain third-party litigation with respect to Monsanto’s business, as well as tort litigation related to Pharmacia’s former chemical business, including lawsuits involving polychlorinated biphenyls (“PCBs”), dioxins, and other chemical and premises liability litigation. Additional matters that are not reflected in the liability may arise in the future, and Monsanto may manage, settle, or pay judgments or damages with respect thereto in order to mitigate contesting potential liability. Following is a description of one of the more significant litigation matters.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016, the company is defending legal claims made by plaintiffs allegedly injured by PCBs manufactured by Pharmacia’s chemical business over four decades ago and incorporated into products made, used and sometimes disposed of by others. The company was named in approximately 30 personal injury lawsuits filed over several years on behalf of approximately 750 persons in state courts in St. Louis, Missouri and Los Angeles, California. The suits primarily claim that plaintiffs’ various forms of non-Hodgkin lymphoma have been caused by exposure to trace levels of PCBs. The company believes it has meritorious legal and factual defenses to these cases and is vigorously defending them. The company is defending these PCB-related claims under indemnity agreements resulting from its 2000 spin-off from Pharmacia and subsequent agreements under Solutia’s February 2008 plan of reorganization. In September 2016, the parties reached an agreement that would potentially settle all of these personal injury lawsuits including those with verdicts on appeal. Under the agreement all litigation is to be stayed pending dismissal upon completion of settlement. The company will be required to pay up to $280 million into a settlement fund, with the settlement and the final payment amount contingent upon the level of claimant participation. The company accrued the settlement as it is deemed probable the level of claimant participation will be met, and the amount of the settlement could be reasonably estimated. As of Aug. 31, 2016, $280 million was recorded in the Statement of Consolidated Financial Position within miscellaneous short-term accruals; the related expense was included in selling, general and administrative expenses in the Statement of Consolidated Operations. In November 2016, the first claimant participation level was met, and the company paid $250 million into the settlement fund. In December 2016, the second threshold was met necessitating a payment of $25 million subsequent to quarter end. The company also has been named in lawsuits brought by various governmental entities claiming that Monsanto, Pharmacia and Solutia, collectively as a manufacturer of PCBs, should be responsible for a variety of damages due to PCBs in bodies of water, regardless of how PCBs came to be located there. The company believes that these novel claims are without merit and is vigorously defending the cases on legal and factual grounds.
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
Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Latin America and Europe can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2016. Disclosures regarding these guarantees made by Monsanto can be found in Note 24 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016.
Off-Balance Sheet Arrangement: Monsanto is in the process of making a significant expansion of its Chesterfield, Missouri facility. In December 2013, Monsanto executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements Monsanto has transferred the Chesterfield, Missouri facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million, which enables the company to reduce the cost of constructing and operating the expansion by reducing certain state and local tax expenditures. Monsanto immediately leased the facility from the County of St. Louis and has an option to purchase the facility upon tendering the Industrial Revenue Bonds received to the County. The payments due to the company in relation to the Industrial Revenue Bonds and owed by the company in relation to the lease of the facility qualify for the right of offset under ASC 210, Balance Sheet, in the Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded in the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facility and the expansion are being treated as being owned by Monsanto.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 19.	SEGMENT INFORMATION
Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity.
The Seeds and Genomics segment consists of the global seeds and related traits businesses, biotechnology platforms and digital agriculture. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The Agricultural Productivity reportable segment consists of the Agricultural Productivity operating segment. EBIT is defined as earnings (loss) before interest and taxes and is an operating performance measure for the two reportable segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain selling, general and administrative expenses (“SG&A”) are allocated between segments based on the segment’s relative contribution to total Monsanto operations. Allocation percentages remain consistent for fiscal years 2016 and 2017.
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015
Net Sales(1)
Corn seed and traits	$949	$745
Soybean seed and traits	600	438
Cotton seed and traits	116	48
Vegetable seeds	131	138
All other crops seeds and traits	52	30
Total Seeds and Genomics	$1,848	$1,399
Agricultural productivity	802	820
Total Agricultural Productivity	$802	$820
Total	$2,650	$2,219

Gross Profit
Corn seed and traits	$535	$366
Soybean seed and traits	451	302
Cotton seed and traits	73	25
Vegetable seeds	69	40
All other crops seeds and traits	12	(5)
Total Seeds and Genomics	$1,140	$728
Agricultural productivity	119	173
Total Agricultural Productivity	$119	$173
Total	$1,259	$901

EBIT(2)(3)
Seeds and Genomics	$199	$(333)
Agricultural Productivity	13	59
Total	$212	$(274)

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015
Depreciation and Amortization Expense
Seeds and Genomics	$143	$149
Agricultural Productivity	46	32
Total	$189	$181

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under U.S. GAAP. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $16 million and $20 million for the three months ended Nov. 30, 2016, and Nov. 30, 2015, respectively.
A reconciliation of EBIT to net income (loss) for each period is as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015
EBIT(1)	$212	$(274)
Interest Expense — Net	118	109
Income Tax Provision (Benefit)(2)	65	(130)
Net Income (Loss) Attributable to Monsanto Company	$29	$(253)

(1)	Includes the income from operations of discontinued businesses and the income (loss) from operations of noncontrolling interests.

(2)	Includes the income tax provision on discontinued operations and the income tax expense (benefit) of noncontrolling interest.

NOTE 20.	SUBSEQUENT EVENTS
On Dec. 5, 2016, the Board of Directors declared a quarterly dividend on its common shares of 54 cents per share. The dividend is payable on Jan. 27, 2017, to shareowners of record on Jan. 6, 2017.
On Dec. 13, 2016, the company signed a definitive agreement to sell its silthiofam chemical business for approximately $140 million in cash, subject to customary working capital adjustments. Of the $140 million, approximately $85 million, less the carrying amount of assets and liabilities sold, will be recognized upon closing. The remaining amount is contingent on silthiofam re-registration within the European Union. Closing is subject to customary conditions and is expected to occur in the second quarter of fiscal year 2017.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016. Financial information for the first three months of fiscal year 2017 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
Non-GAAP Financial Measures
MD&A includes financial information prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as well as two other financial measures, EBIT and free cash flow, that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIT is intended to supplement investors’ understanding of our operating performance. The presentation of free cash flow information is intended to supplement investors’ understanding of our liquidity. Our EBIT and free cash flow measures may not be comparable to other companies’ EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss) attributable to Monsanto Company, cash flows, financial position, or comprehensive income (loss), as determined in accordance with GAAP.
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Item 1 — Financial Statements — Note 19 — Segment Information — for a reconciliation of EBIT to net income (loss) attributable to Monsanto Company for the three months ended Nov. 30, 2016, and Nov. 30, 2015.
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

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

reconciliation of free cash flow to net cash provided by operating activities and net cash required by investing activities on the Statements of Consolidated Cash Flows.
Executive Summary
Consolidated Operating Results — Net sales increased $431 million, or 19 percent, in the three-month comparison. The primary contributors to the increase were increases in corn seed and traits, soybean seed and traits and cotton seed and traits, offset by a decrease in agricultural productivity. The increase in corn seed and traits was primarily driven by volume due to increased acres and higher average net selling prices in South America. The increase in soybean seed and traits was primarily driven by increased Intacta RR2 PRO penetration in South America and favorable currency impacts. The increase in cotton seed and traits was primarily driven by higher volumes in Australia resulting from increased planted acres. The decrease in agricultural productivity reflects the lower average net selling price of Roundup and other glyphosate-based herbicides, partially offset by increased volumes.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit, see the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections in this MD&A.
Net income (loss) attributable to Monsanto Company was $0.07 per share in the first quarter of 2017, compared to $(0.56) per share in the first quarter of 2016.
Financial Condition, Liquidity and Capital Resources — At Nov. 30, 2016, working capital was $2,152 million compared with $1,966 million at Nov. 30, 2015, an increase of $186 million, and compared with $1,428 million at Aug. 31, 2016, an increase of $724 million. For a detailed discussion of the factors affecting the working capital comparison, see the “Working Capital and Financial Condition” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
In the first three months of fiscal 2017, net cash provided by operating activities was $1,463 million compared with $1,363 million provided in the first three months of fiscal 2016. Net cash required by investing activities was $327 million in the first three months of fiscal 2017 compared with $336 million in the first three months of fiscal 2016. Free cash flow was an inflow of $1,136 million in the first three months of fiscal 2017 compared with an inflow of $1,027 million in the first three months of fiscal 2016. For a detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
At Nov. 30, 2016, our debt-to-capital ratio was 66 percent compared with 67 percent at Aug. 31, 2016. The one percentage point decrease from Aug. 31, 2016, was primarily due to a decrease in short-term debt due to no commercial paper outstanding at Nov. 30, 2016, compared to Aug. 31, 2016.
For a detailed discussion see the “Capital Resources and Liquidity” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
Pending Merger with Bayer — On Sept. 14, 2016, we entered into an agreement and plan of merger (the “Merger Agreement”) with Bayer Aktiengesellschaft, a German stock corporation (“Bayer”), and KWA Investment Co., a Delaware corporation and an indirect wholly owned subsidiary of Bayer (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the company (the “Merger”), with the company continuing as the surviving corporation and as a wholly owned subsidiary of Bayer. The Merger Agreement provides that each share of common stock of the company, par value $0.01 per share (other than certain shares specified in the Merger Agreement), outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be automatically converted into the right to receive $128.00 in cash, without interest. The obligation of the parties to complete the Merger is subject to customary closing conditions, including, among others, (i) the approval of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of common stock of the company entitled to vote, which was obtained at a special meeting of the company’s shareowners held on December 13, 2016, (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the adoption of all approvals necessary for the completion of the Merger by the European Commission under Council Regulation (EC) No. 139/2004, (iv) the receipt of certain other required foreign antitrust approvals, (v) completion of the review process by the Committee on Foreign Investment in the United States (“CFIUS”), (vi) no approvals related to CFIUS or antitrust laws having been made or obtained with the imposition of conditions that, together with Divestiture Actions (as defined in the Merger Agreement) undertaken, would reasonably be expected to have a Substantial Detriment (as defined in the Merger Agreement), (vii) no law, order or injunction that is in effect that enjoins or otherwise prohibits the completion of the Merger having been enacted, issued, promulgated, enforced or entered into after Sept. 14, 2016, by a court or other governmental entity of competent jurisdiction, (viii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications) and (ix) the performance by the parties of their respective obligations under the

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

Merger Agreement in all material respects. Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on Sept. 20, 2016.
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
See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A — Risk Factors of our Report on Form 10-K for the fiscal year ended Aug. 31, 2016.
New Accounting Pronouncements — See Item 1 — Financial Statements — Note 2 — New Accounting Standards — for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows, as applicable.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended
(Dollars in millions, except per share amounts)	Nov. 30, 2016	Nov. 30, 2015	Increase/ (Decrease)
Net Sales	$2,650	$2,219	19%
Cost of goods sold	1,391	1,318	6%
Gross Profit	1,259	901	40%
Operating Expenses:
Selling, general and administrative expenses	585	543	8%
Research and development expenses	370	364	2%
Restructuring charges	(36)	266	(114)%
Pending Bayer transaction related costs	93	—	NM
Total Operating Expenses	1,012	1,173	(14)%
Income (Loss) from Operations	247	(272)	(191)%
Interest expense	136	129	5%
Interest income	(18)	(20)	(10)%
Other expense, net	43	25	72%
Income (Loss) from Continuing Operations Before Income Taxes	86	(406)	(121)%
Income tax provision (benefit)	61	(137)	(145)%
Income (Loss) from Continuing Operations Including Portion Attributable to Noncontrolling Interest	25	(269)	(109)%
Discontinued Operations:
Income from operations of discontinued business	16	20	(20)%
Income tax provision	6	8	(25)%
Income from Discontinued Operations	10	12	(17)%
Net Income (Loss)	$35	$(257)	(114)%
Less: Net income (loss) attributable to noncontrolling interest	6	(4)	(250)%
Net Income (Loss) Attributable to Monsanto Company	$29	$(253)	(111)%
Diluted Earnings per Share Attributable to Monsanto Company:
Income (loss) from continuing operations	$0.05	$(0.58)	(109)%
Income from discontinued operations	0.02	0.02	—%
Net Income (Loss) Attributable to Monsanto Company	$0.07	$(0.56)	(113)%
NM = Not Meaningful

Effective Tax Rate	71%	34%

Comparison as a Percent of Net Sales:
Cost of goods sold	52%	59%
Gross profit	48%	41%
Selling, general and administrative expenses	22%	24%
Research and development expenses	14%	16%
Total operating expenses	38%	53%
Income (loss) from continuing operations before income taxes	3%	(18)%
Net income (loss) attributable to Monsanto Company	1%	(11)%

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

First Quarter Fiscal Year 2017
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income (loss) from continuing operations:
Net sales increased $431 million, or 19 percent, in the first quarter of fiscal 2017 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased $449 million, and our Agricultural Productivity segment net sales decreased $18 million in the three-month comparison.
The following table presents the percentage increase/(decrease) in first quarter of fiscal 2017 worldwide net sales by segment compared with net sales in the prior year quarter, including the effects of volume, price and currency:

	First Quarter 2017 Percentage Change in Net Sales vs. First Quarter 2016
	Volume	Price	Currency	Total
Seeds and Genomics Segment	11%	15%	6%	32%
Agricultural Productivity Segment	9%	(14)%	3%	(2)%
Total Monsanto Company	10%	4%	5%	19%
Cost of goods sold for the total company increased $73 million, or six percent, in the three-month comparison. Cost of goods sold as a percent of net sales for the total company decreased seven percentage points to 52 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales decreased ten percentage points to 38 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales increased six percentage points to 85 percent.
The following table represents the percentage increase/(decrease) in first quarter of 2017 worldwide cost of goods sold by segment compared with cost of goods sold in the prior year quarter, including the effects of volume, costs and currency:

	First Quarter 2017 Percentage Change in Cost of Goods Sold vs. First Quarter 2016
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	8%	(6)%	4%	6%
Agricultural Productivity Segment	7%	(5)%	4%	6%
Total Monsanto Company	8%	(6)%	4%	6%
(1) Seeds and Genomics segment includes $1 million and $52 million of restructuring charges related to discontinued products during the first quarter of fiscal 2017 and 2016, respectively. See Item 1 — Financial Statements — Note 3 — Restructuring — for further information.

Gross profit increased $358 million in the three-month comparison. Gross profit as a percent of net sales for the total company increased seven percentage points to 48 percent in the first quarter of fiscal 2017. Our Seeds and Genomics segment gross profit as a percent of net sales increased ten percentage points to 62 percent, and our Agricultural Productivity segment gross profit as a percent of net sales decreased six percentage points to 15 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses decreased $161 million in the first quarter of fiscal 2017 compared to the prior year comparable quarter. The decrease in operating expenses is due to a decrease in restructuring charges year over year partially offset by pending Bayer related transaction costs and increased SG&A expenses.
Restructuring charges decreased $302 million to $(36) million in the first quarter of fiscal 2017 compared to $266 million in the first quarter of fiscal 2016. The three months ended Nov. 30, 2016 includes the reversal of $45 million of previously recognized expense due to changes in estimates related to work force reductions. See discussion of the 2015 Restructuring Plan in Item 1 — Financial Statements — Note 3 — Restructuring.
In the first quarter of fiscal 2017, pending Bayer related transaction costs were $93 million.
In the first quarter of fiscal 2017, SG&A expenses increased $42 million, primarily due to currency impact and higher commission expenses in South America due to strong first quarter results. R&D expenses remained fairly consistent year over year.
As a percent of net sales, SG&A expenses decreased two percentage points to 22 percent and R&D expenses decreased two percentage points to 14 percent for the first quarter of fiscal 2017 compared to the prior year quarter.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

Other expense — net was $43 million in the first quarter of fiscal 2017, an $18 million change from expense of $25 million in the first quarter of fiscal 2016. The increase was primarily due to a loss of $37 million that was reclassified into earnings as a result of the discontinuance of an interest rate hedge.
Income tax provision (benefit) was $61 million in the first quarter of fiscal 2017, an increase of $198 million from the prior year quarter, primarily as a result of higher pre-tax income and higher tax in Argentina as a result of a valuation allowance. The effective tax rate increased to 71 percent from 34 percent in the first quarter of fiscal 2016, primarily due to the valuation allowance in Argentina.

SEEDS AND GENOMICS SEGMENT

	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015	Increase/ (Decrease)
Net Sales
Corn seed and traits	$949	$745	27%
Soybean seed and traits	600	438	37%
Cotton seed and traits	116	48	142%
Vegetable seeds	131	138	(5)%
All other crops seeds and traits	52	30	73%
Total Net Sales	$1,848	$1,399	32%
Gross Profit
Corn seed and traits	$535	$366	46%
Soybean seed and traits	451	302	49%
Cotton seed and traits	73	25	192%
Vegetable seeds	69	40	73%
All other crops seeds and traits	12	(5)	340%
Total Gross Profit	$1,140	$728	57%
EBIT(1)	$199	$(333)	160%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 1 — Financial Statements —Note 19 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — First Quarter Fiscal Year 2017
Net Sales for the Seeds and Genomics segment increased $449 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The net sales increase of $204 million in corn seed and traits was primarily driven by higher volumes in Argentina and Brazil resulting from increased acres, higher average net selling prices in Brazil and Argentina and favorable currency impacts in Brazil. The net sales increase of $162 million in soybean seed and traits was primarily driven by increased Intacta RR2 PRO penetration in Brazil and Argentina and favorable currency impacts in Brazil. The net sales increase of $68 million in cotton seed and traits was primarily driven by higher volumes in Australia resulting from increased planted area.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $37 million, or six percent, to $708 million in the first quarter of fiscal 2017 compared to $671 million in the first quarter of fiscal 2016. The increase was primarily the result of higher sales volumes in corn seed and traits as noted in the net sales discussion.
Gross profit for the Seeds and Genomics segment increased $412 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase in gross profit was primarily due to increased volume in corn seed and traits and cotton seed and traits coupled with higher average net selling prices in corn seed and traits and increased Intacta RR2 PRO penetration in soybean seed and traits as noted in the net sales discussion. In addition, favorable currency impacts in Brazil also increased gross profit compared to the first quarter of fiscal 2016.
Gross profit as a percent of net sales for the segment increased 10 percentage points to 62 percent in the first quarter of fiscal 2017 compared to 52 percent in the first quarter of fiscal 2016 primarily attributable to Intacta RR2 PRO penetration in soybean seed and traits and higher average net selling prices in corn seed and traits.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015	Increase/ (Decrease)
Net Sales
Agricultural productivity	$802	$820	(2)%
Total Net Sales	$802	$820	(2)%
Gross Profit
Agricultural productivity	$119	$173	(31)%
Total Gross Profit	$119	$173	(31)%
EBIT(1)	$13	$59	(78)%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 1 — Financial Statements — Note 19 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2017
Net sales in our Agricultural Productivity segment slightly decreased by $18 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to the lower average net selling price of Roundup and other glyphosate-based herbicides globally resulting from the decline in acid prices. The decrease in net sales due to price is partially offset by increased volume due to increased customer demand.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $36 million, or six percent, in the first quarter of fiscal 2017 to $683 million compared to $647 million in the first quarter of fiscal 2016. Roundup and other glyphosate-based herbicides cost of goods sold increased as a result of higher sales volumes when compared to the first quarter of fiscal 2016 partially offset by lower manufacturing costs due mainly to lower raw material costs and project expenses when compared to the first quarter of fiscal 2016.

The net sales and cost of goods sold discussed above resulted in $54 million lower gross profit in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased six percentage points to 15 percent in the first quarter of fiscal 2017 compared to 21 percent in the first quarter of fiscal 2016. This decrease is primarily due to the lower average net selling price as noted in the net sales discussion partially offset by lower raw material prices.

RESTRUCTURING
On Oct. 6, 2015, the company approved actions to realign resources to increase productivity, enhance competitiveness by delivering cost improvements and support long-term growth. On Jan. 5, 2016, the company approved additional actions which, together with the Oct. 6, 2015 actions, comprise the 2015 Restructuring Plan. Actions include streamlining and reprioritizing some commercial, enabling, supply chain and research and development efforts.
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be approximately $1 billion. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $375 million to $420 million in work force reductions, including severance and related benefits; $130 million to $150 million in facility closures/exit costs, including contract termination costs; $450 million to $485 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
In the three months ended Nov. 30, 2016, pretax restructuring charges of $(35) million were recorded within the Statement of Consolidated Operations, of which $1 million of expense and a net reversal of $36 million of previously recognized expense were included in cost of goods sold and restructuring charges, respectively. The reversal of previously recognized expense was due to changes in estimates related to work force reductions. In the three months ended Nov. 30, 2015, pretax restructuring

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

charges of $318 million were recorded within the Statement of Consolidated Operations, of which $52 million and $266 million were included in cost of goods sold and restructuring charges, respectively. For additional information on the 2015 Restructuring Plan, see Item 1 — Financial Statements — Note 3 — Restructuring.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of
(Dollars in millions, except current ratio)	Nov. 30, 2016	Nov. 30, 2015	Aug. 31, 2016
Cash and Cash Equivalents(1)	$2,129	$2,277	$1,676
Trade Receivables, Net(1)	2,196	2,106	1,926
Inventory, Net	3,839	3,872	3,241
Other Current Assets(2)	1,488	2,212	1,314
Total Current Assets	$9,652	$10,467	$8,157
Short-Term Debt, including current portion of long-term debt(1)	$570	$1,788	$1,587
Accounts Payable(1)	1,073	818	1,006
Accrued Liabilities(1)(3)	5,857	5,895	4,136
Total Current Liabilities	$7,500	$8,501	$6,729
Working Capital(4)	$2,152	$1,966	$1,428
Current Ratio(4)	1.29:1	1.23:1	1.21:1

(1)
May include restrictions as a result of variable interest entities. See the Statements of Consolidated Financial Position and Item 1 — Financial Statements — Note 5 — Variable Interest Entities and Investments — for more information.

(2)
Includes short-term investments, miscellaneous receivables, assets held for sale and other current assets at Nov. 30, 2016 and Aug. 31, 2016. Includes short-term investments, miscellaneous receivables, other current assets and current deferred tax assets at Nov. 30, 2015.

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
Nov. 30, 2016, compared with Aug. 31, 2016: Working capital increased $724 million, or 51 percent, between Aug. 31, 2016, and Nov. 30, 2016, primarily because of the following factors:

•
Cash and cash equivalents increased $453 million between respective periods primarily due to operating cash inflows of $1,463 million primarily related to cash receipts from customer prepayments, partially offset by capital expenditures, payments of dividends and repayment of financing with less than 90-day maturities and long-term debt.

•	Trade receivables, net increased $270 million between respective periods primarily due to the seasonality of our business.

•
Inventory increased $598 million between respective periods primarily due to the seasonality of our U.S. corn and soybean seed businesses in which the fall harvest of seed products occurs in the first quarter of the fiscal year resulting in a higher inventory balance.

•	Other current assets increased $174 million between respective periods primarily due to an increase in income taxes recoverable.

•
Short-term debt, including the current portion of long-term debt, decreased $1,017 million primarily driven by commercial paper payments and payments related to the mandatorily redeemable shares of the Brazil VIE and other debt.

These increases to working capital between Nov. 30, 2016, and Aug. 31, 2016, were partially offset by the following factors:

•	Accounts payable increased $67 million between respective periods primarily due to timing of payments and payments due to third-parties for pending Bayer transaction costs.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

•	Accrued liabilities increased $1,721 million between respective periods due to the following fluctuations:

◦	Income taxes payable increased $89 million primarily due to higher pretax income.

◦	Deferred revenues increased $2,339 million due to customer prepayments in the United States that occurred in the first quarter of fiscal 2017.

◦
Grower production accruals increased $382 million primarily due to corn and soybean deliveries in advance of the 2017 fiscal year commercial selling season as a result of the seasonality of our business.

The increases in accrued liabilities were partially offset by the following:

◦	Accrued marketing programs decreased $612 million between respective periods primarily due to the seasonality of our business and the timing of payments.

◦	Dividends payable decreased $237 million due to the timing of dividend declarations and payments.

◦	Restructuring reserves decreased $91 million as a result of payments made under the 2015 Restructuring Plan and changes in estimates related to work force reductions.

◦
Miscellaneous short-term accruals decreased $93 million primarily due to a payment related to the PCB settlement of $250 million as described in Item 1 — Financial Statements — Note 18 — Commitments and Contingencies. This decrease was partially offset by amounts due to a third party related to trade receivables sold.

Nov. 30, 2016, compared with Nov. 30, 2015: Working capital increased $186 million between Nov. 30, 2015, and Nov. 30, 2016, primarily because of the following factor:

•
Short-term debt, including the current portion of long-term debt, decreased $1,218 million between respective periods primarily due to the repayment of commercial paper borrowings, Senior Notes and other debt, including the mandatorily redeemable shares of the Brazil VIE, slightly offset by the reclassification of $500 million Senior Notes due in June 2017 from long-term to short-term.

This increase to working capital between Nov. 30, 2016, and Nov. 30, 2015, was offset by the following factors:

•	Cash and cash equivalents decreased $148 million between respective periods primarily due to long term debt repayments and dividend payments offset by operating cash flows from cash receipts.

•
Other current assets decreased $724 million between respective periods primarily due a deferred tax assets decrease of $772 million between respective periods due to the adoption of Accounting Standards Update 2015-17 “Balance Sheet Classification of Deferred Taxes” during the third quarter of fiscal 2016, partially offset by an increase in assets held for sale of $71 million due to the reclassification of the packaging materials from other assets to assets held for sale.

•	Accounts payable increased $255 million between respective periods primarily due to timing of payments and payments due to third-parties for pending Bayer transaction costs.
Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of Nov. 30, 2016, the programs had $374 million in outstanding balances, and we received $121 million of proceeds during the first three months of fiscal 2017 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $88 million as of Nov. 30, 2016. See Item 1 — Financial Statements — Note 4 — Customer Financing Programs — for further discussion of these programs.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

Cash Flow

	Three Months Ended
(Dollars in millions)	Nov. 30, 2016	Nov. 30, 2015
Net Cash Provided by Operating Activities	$1,463	$1,363
Net Cash Required by Investing Activities	(327)	(336)
Free Cash Flow(1)	1,136	1,027
Net Cash Required by Financing Activities	(655)	(2,414)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(28)	(37)
Net Increase (Decrease) in Cash and Cash Equivalents	453	(1,424)
Cash and Cash Equivalents at Beginning of Period	1,676	3,701
Cash and Cash Equivalents at End of Period	$2,129	$2,277

(1)
Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in Overview of MD&A for a further discussion).

Operating: The increase in cash provided by operating activities in the first three months of fiscal 2017 compared to the first three months of fiscal 2016 was primarily due to the following items:

•	Increased net income compared to prior year, and

•	A decrease in cash utilized for taxes, grower production and employee incentives.
These increases in cash flow were partially offset by the following increases in cash outflows:

•	A cash payment of $250 million related to the PCB settlement described in Item 1 — Financial Statements — Note 18 — Commitments and Contingencies,

•	An increase in payments related to the 2015 Restructuring Plan, and

•	More cash utilized in inventory production, primarily corn seed inventory and agricultural productivity inventory.
Investing: Cash required by investing activities in the first three months of fiscal 2017 compared to the first three months of fiscal 2016 was consistent year over year.
Financing: The decrease in cash required by financing activities in the first three months of fiscal 2017 compared to the first three months of fiscal 2016 was primarily due to the cash outflow in the first quarter of fiscal 2016 related to the treasury share purchases that did not occur in the first quarter of fiscal 2017 and borrowings against the delayed draw term loan during the first quarter of fiscal 2017. This was partially offset by the net change in financing with less than 90-day maturities driven by commercial paper payments and payments related to the mandatorily redeemable shares of the Brazil VIE and other debt.
Capital Resources and Liquidity

	As of		As of
(Dollars in millions, except debt-to-capital ratio)	Nov. 30, 2016	Nov. 30, 2015	Aug. 31, 2016
Short-Term Debt	$570	$1,788	$1,587
Long-Term Debt	8,047	7,939	7,453
Total Monsanto Company Shareowners’ Equity	4,402	3,559	4,534
Debt-to-Capital Ratio(1)	66%	73%	67%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners’ equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had no commercial paper borrowings outstanding as of Nov. 30, 2016.
Share Repurchases: On Oct. 9, 2015, we entered into uncollared ASR agreements with each of Citibank, N.A. and JPMorgan Chase Bank, N.A., which settled in January 2016. In accordance with the terms of the agreements, an additional 3.8 million

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

shares were received upon final settlement in fiscal year 2016 for a total of 32.2 million shares of Monsanto common stock repurchased at an aggregate cost to us of $3.0 billion. The ASR agreements were entered into pursuant to the share repurchase authorization announced June 2014.
Debt and Other Credit Arrangements: In April 2016, Monsanto filed a shelf registration with the SEC (“2016 shelf registration”) that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.
We have a $3 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Nov. 30, 2016, we did not have any borrowings under this credit facility, and we were in compliance with all debt covenants.
In October 2016, we closed a $1 billion delayed draw term loan facility that matures the earlier of October 2019 or the consummation of the Bayer merger. Borrowings under the facility were $500 million as of Nov. 30, 2016. Proceeds were used for general corporate purposes.
As of Nov. 30, 2016, our debt-to-capital ratio was 66 percent compared with 67 percent at Aug. 31, 2016, and 73 percent at Nov. 30, 2015. The one percentage point decrease from Aug. 31, 2016, was primarily due to a decrease in short-term debt due to decreased commercial paper outstanding at Nov. 30, 2016 compared to Aug. 31, 2016. The seven percentage point decrease from Nov. 30, 2015, was primarily driven by an increase in shareowners’ equity as a result of earnings, partially offset by dividends declared in 2016, a decrease in short-term debt due to decreased commercial paper outstanding at Nov. 30, 2016 compared to Nov. 30, 2015 and repayment of Senior Notes.
We held cash and cash equivalents and short-term investments of $2,189 million and $1,736 million as of Nov. 30, 2016, and Aug. 31, 2016, respectively, of which $1,568 million and $1,629 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.6 billion of the $4.6 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2016. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.
Dividends: There were no dividends declared in the first quarter of fiscal 2017. On Dec. 5, 2016, we declared a quarterly dividend on our common shares of $0.54 per share related to the our first quarter of fiscal 2017 that is payable on Jan. 27, 2017 to shareowners of record on Jan. 6, 2017.
Capital Expenditures: We expect fiscal 2017 cash required by investing to be $1.0 to $1.2 billion, with the capital expenditures component allocated towards both the Seeds and Genomics segment and the Agricultural Productivity segment. Capital expenditures within the Agricultural Productivity segment include expenditures to construct a dicamba manufacturing facility in Luling, Louisiana.
Pension Contributions: In the first quarter of fiscal 2017, we contributed $15 million to our U.S. qualified plan. We expect to contribute an additional $15 million to our U.S. qualified plan in each of the remaining quarters of fiscal 2017 for a total of $60 million for the year.
2016 Disposals: On Nov. 2, 2015, we signed definitive agreements with Deere & Company (“Deere”) to sell the Precision Planting equipment business and to enable exclusive third-party near real-time data connectivity between certain John Deere farm equipment and the Climate FieldView platform. Deere, based in Moline, IL, would acquire Precision Planting, while we retain the digital agriculture portfolio that has been integrated into the Climate FieldView platform. The agreements will provide customers with the option to share their agronomic data between the John Deere Operations Center and the Climate FieldView platform and execute agronomic prescriptions with John Deere equipment. In August 2016, the U.S. Department of Justice filed a lawsuit to block Deere’s acquisition of the Precision Planting equipment business, which Deere is contesting. As a result of this development, the closing date for this transaction is uncertain.

On Dec. 13, 2016, we signed a definitive agreement to sell our silthiofam chemical business for approximately $140 million in cash, subject to customary working capital adjustments.  Of the $140 million, approximately $85 million, less the carrying amount of assets and liabilities sold, will be recognized upon closing.  The remaining amount is contingent on silthiofam re-registration within the European Union. Closing is subject to customary conditions and is expected to occur in the second quarter of fiscal year 2017.
2017 Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2016.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

Off-Balance Sheet Arrangements
Under our Separation Agreement with Pharmacia, we are required to indemnify Pharmacia for certain matters, such as environmental remediation obligations and litigation. To the extent we are currently managing any such matters, we evaluate them in the course of managing our own potential liabilities and establish reserves as appropriate. However, additional matters may arise in the future, and we may manage, settle or pay judgments or damages with respect to those matters in order to mitigate contingent liability and protect Pharmacia and Monsanto. See Item 1 — Financial Statements — Note 18 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings — for further information.
We have entered into various customer financing programs which are accounted for in accordance with the Transfers and Servicing topic of the ASC. See Item 1 — Financial Statements — Note 4 — Customer Financing Programs — for further information.
We are in the process of making a significant expansion of our Chesterfield, Missouri facility. In December 2013, we executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements we have transferred our Chesterfield, Missouri facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million, which enables us to reduce our cost of constructing and operating the expansion by reducing certain state and local tax expenditures. We immediately leased the facility from the County of St. Louis and have an option to purchase the facility upon tendering the Industrial Revenue Bonds we received to the County. The payments due to us in relation to the Industrial Revenue Bonds and owed by us in relation to the lease of the facility qualify for the right of offset under ASC 210, Balance Sheet, in our Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded in the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facility and the expansion are being treated as being owned by us.

OUTLOOK
We believe we have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our businesses is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand via our investments in new products. In the Agricultural Productivity segment, we expect to continue to deliver new product formulations and systematic approaches that support our Seeds and Genomics segment.
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

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

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
Commercialization of second- and third-generation traits and the stacking of multiple traits in corn, soy and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced from their use. We continue to experience an increase in competition in biotechnology as more competitors launch traits in the United States and internationally. Acquisitions may also present mid-to-longer term opportunities to increase penetration of our traits. The United States business could be impacted by timing of regulatory approvals related to the Roundup Ready XTEND platform.
Intacta RR2 PRO technology has been fully approved by Brazil, Argentina, Paraguay, Uruguay and their key export markets, and we are currently selling that technology in Brazil, Argentina, Paraguay and Uruguay. In South America, we generally operate using a business model working with growers and grain handlers to collect technology value for soybeans either on the sale of new certified seed or through a point-of-delivery system for seeds that have been saved and replanted. The system has been operating in Brazil for many years, and nearly all of the grain handlers have enrolled in the point-of-delivery system. In Argentina, nearly all of the exporting grain handlers have enrolled in the point-of-delivery system, and we are enrolling additional local elevators. As previously announced, due to uncertainty raised by recent actions of the government of Argentina, and while we continue to pursue value capture in Argentina, we have placed a hold on the launch of new soybean traits in that country. We continue to pursue a long-term system that operates with integrity and predictability and will continue to evaluate our soybean business in Argentina. With regard to first generation Roundup Ready soybeans, we have deferred collection of royalties in Brazil until a final decision is reached by the courts on our patent term correction case. The Supreme Court of Brazil has granted certiorari of the case. We do not plan to collect on first generation Roundup Ready soybeans in Argentina.
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
Agricultural Productivity
Our Agricultural Productivity businesses operate in markets that are competitive. Gross profit and cash flow levels will fluctuate in the future based on global business dynamics including market supply, demand and manufacturing capacity. We expect to maintain our branded prices at a slight premium over generic products, and we believe our Roundup herbicide business will continue to be a sustainable source of cash and gross profit. Our crop protection business focus is to support strategically our Roundup Ready crops through our weed management platform that delivers weed control offerings for farmers. We continue to invest in the growth of our Roundup Ready XTEND crop system, which includes capital expenditures to construct a dicamba manufacturing facility in Luling, Louisiana. In addition, we expect our lawn-and-garden business will continue to be a solid contributor to our Agricultural Productivity segment.
Global glyphosate producers have the capacity to supply the market, but global dynamics including demand, environmental regulation compliance and raw material availability can cause fluctuations in supply and price of those generic products. We expect the fluctuation in global capacity will impact the selling prices and margins of Roundup brands and our third party sourcing opportunities.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

Other Information
As discussed in Item 1 — Financial Statements — Note 18 — Commitments and Contingencies — and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues, including lawsuits that relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A — Risk Factors of our Report on Form 10-K for the fiscal year ended Aug. 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2016. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations or liquidity.
The estimates that have an inherently higher degree of uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2016. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability or liquidity for the current period could have been materially different from those presented in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Nov. 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Nov. 30, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC, or its former subsidiary Solutia, Inc., is a party but that we manage and for which we are responsible pursuant to certain indemnification agreements. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Part I — Financial Information —Item 1 — Financial Statements — Note 18 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities” and is incorporated by reference herein. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2016.

ITEM 1A.	RISK FACTORS
Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2016, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2017 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2016:
Sept. 1, 2016, through Sept. 30, 2016	30	(2)	$102.20	—	$—
October 2016:
Oct. 1, 2016, through Oct. 31, 2016	30	(2)	$100.77	—	$—
November 2016:
Nov. 1, 2016, through Nov. 30, 2016	30	(2)	$102.70	—	$—
Total	90		$101.89	—	$—

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Shares withheld for taxes on restricted stock.
There were no publicly announced repurchase plans outstanding as of Nov. 30, 2016. The Merger Agreement includes restrictions on purchases of shares of the company’s common stock by the company.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: January 6, 2017

MONSANTO COMPANY	FIRST QUARTER 2017 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
10.1	Monsanto Company ERISA Parity Savings and Investment Plan, as amended and restated as of January 1, 2016.†
10.2
Form of Change of Control Employment Security Agreement for Messrs. Begemann, Grant and Mizell, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 of Form 8-K, filed on Sept. 7, 2010, File No. 1-16167).†

10.3
Form of Change of Control Employment Security Agreement for Messrs. Courduroux and Frank, effective Feb. 4. 2011 (incorporated by reference to Exhibit 10 of Form 8-K, filed on Feb. 10, 2011, File No. 1-16167).†

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