Form 10-Q
period 2017-02-28
MONSANTO CO /NEW/
filed 2017-04-06
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Feb. 28, 2017
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 438,807,643 shares of common stock, $0.01 par value, outstanding as of April 3, 2017.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three and six months ended Feb. 28, 2017, and Feb. 29, 2016, the Statements of Consolidated Comprehensive Income for the three and six months ended Feb. 28, 2017, and Feb. 29, 2016, the Statements of Consolidated Financial Position as of Feb. 28, 2017, and Aug. 31, 2016, the Statements of Consolidated Cash Flows for the six months ended Feb. 28, 2017, and Feb. 29, 2016, the Statements of Consolidated Shareowners’ Equity for the six months ended Feb. 28, 2017, and year ended Aug. 31, 2016, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the Notes to the Consolidated Financial Statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended		Six Months Ended
	Feb. 28, 2017	Feb. 29, 2016	Feb. 28, 2017	Feb. 29, 2016
Net Sales	$5,074	$4,532	$7,724	$6,751
Cost of goods sold	2,122	1,934	3,513	3,252
Gross Profit	2,952	2,598	4,211	3,499
Operating Expenses:
Selling, general and administrative expenses	657	586	1,242	1,129
Research and development expenses	381	340	751	704
Restructuring charges	23	9	(13)	275
Pending Bayer transaction related costs	27	—	120	—
Total Operating Expenses	1,088	935	2,100	2,108
Income from Operations	1,864	1,663	2,111	1,391
Interest expense	102	103	238	232
Interest income	(18)	(17)	(36)	(37)
Other (income) expense, net	(88)	170	(45)	195
Income from Continuing Operations Before Income Taxes	1,868	1,407	1,954	1,001
Income tax provision	505	350	566	213
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,363	$1,057	$1,388	$788
Discontinued Operations:
Income from operations of discontinued business	5	4	21	24
Income tax provision	2	1	8	9
Income from Discontinued Operations	3	3	13	15
Net Income	$1,366	$1,060	$1,401	$803
Less: Net (loss) income attributable to noncontrolling interest	(2)	(3)	4	(7)
Net Income Attributable to Monsanto Company	$1,368	$1,063	$1,397	$810
Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,365	$1,060	$1,384	$795
Income from discontinued operations	3	3	13	15
Net Income Attributable to Monsanto Company	$1,368	$1,063	$1,397	$810
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.11	$2.42	$3.16	$1.78
Income from discontinued operations	0.01	—	0.03	0.03
Net Income Attributable to Monsanto Company	$3.12	$2.42	$3.19	$1.81
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.08	$2.40	$3.13	$1.76
Income from discontinued operations	0.01	0.01	0.03	0.04
Net Income Attributable to Monsanto Company	$3.09	$2.41	$3.16	$1.80
Weighted Average Shares Outstanding:
Basic	438.7	438.6	438.4	447.2
Diluted	442.3	441.7	442.3	451.0
Dividends Declared per Share	$1.08	$1.08	$1.08	$1.08
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Statements of Consolidated Comprehensive Income

Unaudited (Dollars in millions)	Three Months Ended		Six Months Ended
	Feb. 28, 2017	Feb. 29, 2016	Feb. 28, 2017	Feb. 29, 2016
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$1,368	$1,063	$1,397	$810
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation, net of tax of $(1), $(2), $0 and $(1), respectively	171	(37)	(98)	(266)
Postretirement benefit plan activity, net of tax of $6, $4, $12 and $9, respectively	13	6	23	16
Unrealized net losses on investment holdings, net of tax of $0, $0, $(1) and $(1), respectively	(1)	—	(2)	(2)
Realized net losses on investment holdings, net of tax of $1, $0, $1 and $0, respectively	1	—	1	—
Unrealized net derivative gains (losses), net of tax of $6, $(17), $21 and $(21), respectively	7	(31)	38	(31)
Realized net derivative losses, net of tax of $4, $21, $19 and $26, respectively	8	29	29	33
Total Other Comprehensive Income (Loss), Net of Tax	199	(33)	(9)	(250)
Comprehensive Income Attributable to Monsanto Company	$1,567	$1,030	$1,388	$560
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net (Loss) Income Attributable to Noncontrolling Interests	(2)	(3)	4	(7)
Other Comprehensive Income (Loss)
Foreign currency translation	1	(1)	—	(2)
Total Other Comprehensive Income (Loss)	1	(1)	—	(2)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	$(1)	$(4)	$4	$(9)
Total Comprehensive Income	$1,566	$1,026	$1,392	$551
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions, except share amounts)	As of
	Feb. 28, 2017	Aug. 31, 2016
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2017: $18 and 2016: $122)	$2,281	$1,676
Short-term investments	10	60
Trade receivables, net (variable interest entity restricted - 2017: $104 and 2016: $7)	2,605	1,926
Miscellaneous receivables	772	755
Inventory, net	3,621	3,241
Assets held for sale	289	272
Other current assets	304	227
Total Current Assets	9,882	8,157
Total property, plant and equipment	11,386	11,116
Less accumulated depreciation	6,051	5,885
Property, Plant and Equipment	5,335	5,231
Goodwill	4,010	4,020
Other Intangible Assets, Net	1,072	1,125
Noncurrent Deferred Tax Assets	527	613
Long-Term Receivables, Net	54	101
Other Assets	493	489
Total Assets	$21,373	$19,736
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2017: $0 and 2016: $113)	$1,611	$1,587
Accounts payable	785	1,006
Income taxes payable	307	41
Accrued compensation and benefits	264	239
Accrued marketing programs	1,563	1,650
Deferred revenue	1,407	568
Grower production accruals	197	47
Dividends payable	237	237
Customer payable	47	123
Restructuring reserves	108	227
Miscellaneous short-term accruals	763	1,004
Total Current Liabilities	7,289	6,729
Long-Term Debt (variable interest entity restricted - 2017: $106 and 2016: $0)	7,560	7,453
Postretirement Liabilities	326	371
Long-Term Deferred Revenue	27	35
Noncurrent Deferred Tax Liabilities	73	68
Long-Term Portion of Environmental and Litigation Liabilities	198	200
Long-Term Restructuring Reserves	21	17
Other Liabilities	325	318
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 612,351,385 and 611,435,047 shares, respectively
Outstanding 438,711,182 and 437,795,024 shares, respectively	6	6
Treasury stock 173,640,203 and 173,640,023 shares, respectively, at cost	(15,053)	(15,053)
Additional contributed capital	11,719	11,626
Retained earnings	11,685	10,763
Accumulated other comprehensive loss	(2,817)	(2,808)
Total Monsanto Company Shareowners’ Equity	5,540	4,534
Noncontrolling Interest	14	11
Total Shareowners’ Equity	5,554	4,545
Total Liabilities and Shareowners’ Equity	$21,373	$19,736
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Six Months Ended
	Feb. 28, 2017	Feb. 29, 2016
Operating Activities:
Net Income	$1,401	$803
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	372	364
Bad-debt expense	49	25
Stock-based compensation expense	67	69
Excess tax benefits from stock-based compensation	(5)	(8)
Deferred income taxes	54	(1)
Restructuring impairments	20	104
Equity affiliate expense, net	3	3
Net gain on sale of a business or other assets	(83)	—
Other items	54	88
Changes in assets and liabilities that (required) provided cash, net of acquisitions:
Trade receivables, net	(690)	(275)
Inventory, net	(416)	(384)
Deferred revenue	829	813
Accounts payable and other accrued liabilities	68	(334)
Restructuring, net	(111)	152
Pension contributions	(27)	(13)
Other items, net	(48)	(17)
Net Cash Provided by Operating Activities	1,537	1,389
Cash Flows Provided (Required) by Investing Activities:
Maturities of short-term investments	50	35
Capital expenditures	(543)	(489)
Acquisition of businesses, net of cash acquired	(7)	—
Technology and other investments	(38)	(33)
Other investments and property disposal proceeds	100	4
Net Cash Required by Investing Activities	(438)	(483)
Cash Flows (Required) Provided by Financing Activities:
Net change in financing with less than 90-day maturities	(140)	203
Short-term debt proceeds	18	4
Short-term debt reductions	(11)	(231)
Long-term debt proceeds	600	9
Long-term debt reductions	(510)	(4)
Debt issuance costs	(2)	—
Treasury stock purchases	—	(3,001)
Stock option exercises	37	23
Excess tax benefits from stock-based compensation	5	8
Tax withholding on restricted stock and restricted stock units	(15)	(21)
Dividend payments	(475)	(491)
Payments to noncontrolling interests	(1)	(1)
Net Cash Required by Financing Activities	(494)	(3,502)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(55)
Net Increase (Decrease) in Cash and Cash Equivalents	605	(2,651)
Cash and Cash Equivalents at Beginning of Period	1,676	3,701
Cash and Cash Equivalents at End of Period	$2,281	$1,050
See Note 17 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2015	$6	$(12,053)	$11,464	$10,374	$(2,801)	$15	$7,005
Net Income (Loss)	—	—	—	1,336	—	(23)	1,313
Other Comprehensive Loss for 2016	—	—	—	—	(7)	(1)	(8)
Treasury Stock Purchases	—	(3,000)	(1)	—	—	—	(3,001)
Restricted Stock and Restricted Stock Unit Tax Withholding	—	—	(24)	—	—	—	(24)
Issuance of Shares Under Employee Stock Plans	—	—	81	—	—	—	81
Net Excess Tax Benefits from Stock-based Compensation	—	—	11	—	—	—	11
Stock-based Compensation Expense	—	—	111	—	—	—	111
Cash Dividends of $2.16 per Common Share	—	—	—	(947)	—	—	(947)
Acquisition of Noncontrolling Interest	—	—	(16)	—	—	26	10
Payments to Noncontrolling Interest	—	—	—	—	—	(6)	(6)
Balance as of Aug. 31, 2016	$6	$(15,053)	$11,626	$10,763	$(2,808)	$11	$4,545
Net Income	—	—	—	1,397	—	4	1,401
Other Comprehensive Loss for 2017	—	—	—	—	(9)	—	(9)
Restricted Stock and Restricted Stock Unit Tax Withholding	—	—	(15)	—	—	—	(15)
Issuance of Shares Under Employee Stock Plans	—	—	36	—	—	—	36
Net Excess Tax Benefits from Stock-based Compensation	—	—	5	—	—	—	5
Stock-based Compensation Expense	—	—	67	—	—	—	67
Cash Dividends of $1.08 per Common Share	—	—	—	(475)	—	—	(475)
Payments to Noncontrolling Interest	—	—	—	—	—	(1)	(1)
Balance as of Feb. 28, 2017	$6	$(15,053)	$11,719	$11,685	$(2,817)	$14	$5,554

(1)	See Note 15 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
On Nov. 2, 2015, the company signed a definitive agreement with Deere & Company (“Deere”) to sell the Precision Planting equipment business which is included in the Seed and Genomics segment for approximately $190 million in cash, subject to customary working capital adjustments. As of Feb. 28, 2017, and Aug. 31, 2016, Monsanto had $183 million and $172 million of assets held for sale, respectively, and $11 million and $12 million of liabilities held for sale classified within miscellaneous short-term accruals, respectively, on the Statements of Consolidated Financial Position related to this transaction. The assets were primarily related to inventory, net; trade receivables, net; property, plant, and equipment, net; goodwill; and other intangible assets, net, and the liabilities were primarily related to accrued marketing programs and accounts payable. In August 2016, the U.S. Department of Justice filed a lawsuit to block Deere’s acquisition of the Precision Planting equipment business, which Deere is contesting. As a result of this development, the closing date for this transaction is uncertain.
In the second quarter of fiscal year 2017, the company divested its European-based silthiofam seed-treatment chemical business previously reported as part of the Agricultural Productivity segment for approximately $140 million in cash, subject to customary working capital adjustments. Approximately $85 million, less the carrying amount of assets sold of approximately $2 million, was recognized within other (income) expense, net in the Statements of Consolidated Operations for the three and six months ended Feb. 28, 2017. The recognition of the remaining $55 million is contingent on silthiofam re-registration within the European Union.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all necessary adjustments which are normal and recurring to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016. Financial information for the second quarter and first six months of fiscal year 2017 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In February 2017, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the Statements of Consolidated Operations and allows only the service cost component of net benefit costs to be eligible for capitalization. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with early adoption permitted as of the beginning of a fiscal year for which interim or annual statements have not been issued. Adoption will be applied on a retrospective basis for the presentation of all components of net periodic benefit costs and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Accordingly, Monsanto is required to adopt this standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In February 2017, the FASB issued accounting guidance, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sale of Nonfinancial Assets” which clarifies the scope of transactions that are accounted for in accordance with the Other Income topic of the Accounting Standards Codification (“ASC”) as well when these assets would be

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

derecognized. The Other Income topic of the ASC applies to a sale or transfer to a non-customer of nonfinancial assets or financial assets in a contract with substantially all of the fair value concentrated in nonfinancial assets. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with an early adoption of one-year permitted. This guidance is required to be adopted at the same time “Revenue from Contracts with Customers” is adopted. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. The method of adoption elected may be different than the method of adoption for “Revenue from Contracts with Customers.” Monsanto is required to adopt this standard in the first quarter of fiscal year 2019.The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In January 2017, the FASB issued accounting guidance, “Simplifying the Test for Goodwill Impairment” which would eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge would be recognized if the carrying amount of a reporting unit is greater than its fair value. This standard is effective for annual or any interim goodwill impairments tests in fiscal years beginning after Dec. 15, 2019, with early adoption permitted. Adoption will be applied on a prospective basis. Monsanto is required to adopt this standard in the first quarter of fiscal year 2021. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In January 2017, the FASB issued accounting guidance, “Clarifying the Definition of a Business” which requires an evaluation of whether substantially all fair value of the assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process. Transactions that meet the definition of a business are expected to decrease as a result of the adoption of this guidance. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with early adoption permitted. Adoption will be applied on a prospective basis. Monsanto is required to adopt this standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In November 2016, the FASB issued accounting guidance, “Statement of Cash Flows: Restricted Cash” which requires restricted cash and restricted cash equivalents to be classified in the Statements of Cash Flows as cash and cash equivalents. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with early adoption permitted. Adoption will be applied on a retrospective basis to all periods presented. Monsanto is required to adopt this standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
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

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
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

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 3.	RESTRUCTURING
Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016	Feb. 28, 2017	Feb. 29, 2016
Cost of Goods Sold(1)	$(6)	$—	$(7)	$(52)
Restructuring Charges(2)	(23)	(9)	13	(275)
Income from Continuing Operations Before Income Taxes	$(29)	$(9)	$6	$(327)
Income Tax Provision	15	3	5	111
Net Income	$(14)	$(6)	$11	$(216)

(1)
For the three months ended Feb. 28, 2017, $6 million of restructuring charges in cost of goods sold was split by segment as follows: $5 million in Seeds and Genomics and $1 million in Agricultural Productivity. For the six months ended Feb. 28, 2017, $7 million of restructuring charges in cost of goods sold was split by segment as follows: $6 million in Seeds and Genomics and $1 million in Agricultural Productivity. For the six months ended Feb. 29, 2016, $52 million of restructuring charges in cost of goods sold was recorded to the Seeds and Genomics segment.

(2)
For the three months ended Feb. 28, 2017, $23 million of restructuring charges was split by segment as follows: $22 million in Seeds and Genomics and $1 million in Agricultural Productivity. For the three months ended Feb. 29, 2016, $9 million of restructuring charges was recorded to the Seeds and Genomics segment. For the six months ended Feb. 28, 2017, the net reversal of previously recognized expense of $13 million was split by segment as follows: $12 million in Seeds and Genomics and $1 million in Agricultural Productivity. For the six months ended Feb. 29, 2016, $275 million of restructuring charges was split by segment as follows: $246 million in Seeds and Genomics and $29 million in Agricultural Productivity.

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
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be approximately $1 billion. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $375 million to $400 million in work force reductions, including severance and related benefits; $120 million to $140 million in facility closures/exit costs, including contract termination costs; $480 million to $515 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
The following tables display the pretax charges incurred by segment under the 2015 Restructuring Plan.

	Three months ended Feb. 28, 2017			Three months ended Feb. 29, 2016
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$2	$—	$2	$—	$—	$—
Facility Closures/Exit Costs	8	1	9	4	—	4
Asset Impairments and Write-offs:
Property, plant and equipment	18	1	19	5	—	5
Inventory	(1)	—	(1)	—	—	—
Goodwill and other assets	—	—	—	—	—	—
Total Restructuring Charges, Net	$27	$2	$29	$9	$—	$9

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Six months ended Feb. 28, 2017			Six months ended Feb. 29, 2016			Cumulative Amount through Feb. 28, 2017
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$(34)	$(2)	$(36)	$208	$9	$217	$349	$21	$370
Facility Closures/Exit Costs	10	1	11	6	—	6	33	6	39
Asset Impairments and Write-offs:
Property, plant and equipment	19	1	20	29	—	29	141	3	144
Inventory	—	—	—	37	—	37	93	—	93
Goodwill and other assets	(1)	—	(1)	18	20	38	185	20	205
Total Restructuring Charges, Net	$(6)	$—	$(6)	$298	$29	$327	$801	$50	$851
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
The three and six months ended Feb. 28, 2017, include the reversal of $12 million and $57 million, respectively, of previously recognized expense due to changes in estimates related to work force reductions.
The following table summarizes the activities related to the company’s 2015 Restructuring Plan.

(Dollars in millions)	Work Force Reductions(1)	Facility Closures/Exit Costs(2)	Asset Impairments and Write-offs	Total
Balance as of Aug. 31, 2015	$217	$—	$—	$217
Net restructuring charges recognized in fiscal year 2016	189	28	147	364
Cash payments	(164)	(28)	—	(192)
Asset impairments and write-offs	—	—	(147)	(147)
Foreign currency impact	2	—	—	2
Balance as of Aug. 31, 2016	$244	$—	$—	$244
Net restructuring charges recognized in first six months of fiscal year 2017	(36)	11	19	(6)
Cash payments	(78)	(8)	—	(86)
Asset impairments and write-offs	—	—	(19)	(19)
Foreign currency impact	(4)	—	—	(4)
Balance as of Feb. 28, 2017	$126	$3	$—	$129

(1)
The restructuring liability balance included $20 million and $17 million that were recorded in long-term restructuring reserves in the Statements of Consolidated Financial Position as of Feb. 28, 2017, and Aug. 31, 2016, respectively.

(2) The restructuring liability balance included $1 million that was recorded in long-term restructuring reserves in the Statement of Consolidated Financial Position as of Feb. 28, 2017.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of
(Dollars in millions)	Feb. 28, 2017	Aug. 31, 2016
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$43	$511
Maximum future payout under recourse provisions	5	19
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$9	$60
Maximum future payout under recourse provisions	2	35
Agreements with Lenders(3)
Outstanding balance	$120	$73
Maximum future payout under the guarantee	90	57
The gross amounts of receivables sold under transactions that qualify for sales treatment were:

	Gross Amounts of Receivables Sold
	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016	Feb. 28, 2017	Feb. 29, 2016
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$—	$—	$115	$16
European and Latin American agreements to sell trade receivables(2)	5	11	11	32

(1)
Monsanto has agreements in the United States to sell trade receivables, both with and without recourse, up to a maximum outstanding balance of $1.5 billion and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based upon the company’s historical collection experience and a current assessment of credit exposure.

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 350 million Brazilian reais (approximately $113 million as of Feb. 28, 2017) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company’s investment. Credit losses above Monsanto’s investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC, and as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities and Investments.
There were no significant recourse or non-recourse liabilities for all programs as of Feb. 28, 2017, and Aug. 31, 2016. There were no significant delinquent loans for all programs as of Feb. 28, 2017, and Aug. 31, 2016.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 5.	VARIABLE INTEREST ENTITIES AND INVESTMENTS
Variable Interest Entities
On Oct. 19, 2016, Monsanto exited a financing program in Brazil that was recorded as a consolidated variable interest entity (“VIE”). On Nov. 4, 2016, Monsanto entered into a new financing program in Brazil that is recorded as a consolidated VIE. For the most part, the new and previous arrangements of the Brazil VIE consist of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. Under the new arrangement, third parties, primarily investment funds, hold senior interests of 88 percent, and Monsanto holds the remaining 12 percent in the entity as of Feb. 28, 2017. Under the previous arrangement, as of Aug. 31, 2016, third parties, primarily investment funds, held senior interest of 89 percent, and Monsanto held the remaining 11 percent interest. Under the new arrangement, the senior interests held by third parties are mandatorily redeemable shares and are included in long-term debt in the Statement of Consolidated Financial Position as of Feb. 28, 2017. Under the previous arrangement, the senior interests held by third parties were mandatorily redeemable shares and were included in short-term debt in the Statement of Consolidated Financial Position as of Aug. 31, 2016.
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
Monsanto has entered into an agreement with a third party to establish an entity to focus on research and development (“R&D”) related to agricultural fungicides for agricultural applications. This entity is recorded as a consolidated VIE of Monsanto. Under the arrangement, Monsanto holds a call option to acquire the majority of the equity interests in the R&D VIE from the third-party owner. Monsanto funds the operations of the R&D VIE in return for additional equity interests or to retain the call options. The funding is provided in separate research phases if research milestones are met. The R&D VIE was established to perform agricultural-based R&D activities for the benefit of Monsanto, and Monsanto provides all funding of the R&D VIE’s activities. Further, Monsanto has the power to direct the activities most significant to the R&D VIE. As a result, Monsanto is the primary beneficiary of the R&D VIE, and the R&D VIE is consolidated in Monsanto’s consolidated financial statements. The third-party owner of the R&D VIE do not have recourse to the general assets of Monsanto beyond Monsanto’s maximum exposure to loss at any given time relating to the R&D VIE.
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
For such investments that were accounted for under the equity method and cost basis included in other assets in the Statements of Consolidated Financial Position, the amounts are summarized in the following table:

	As of
(Dollars in millions)	Feb. 28, 2017	Aug. 31, 2016
Equity Method Investments	$148	$152
Cost Basis Investments	99	94
Total	$247	$246

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 6.	RECEIVABLES
Trade receivables in the Statements of Consolidated Financial Position are net of allowances of $101 million and $94 million as of Feb. 28, 2017, and Aug. 31, 2016, respectively.
The company has long-term customer financing receivables that relate to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $299 million and $260 million with a corresponding allowance for credit losses on these receivables of $245 million and $228 million as of Feb. 28, 2017, and Aug. 31, 2016, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net in the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2015	$120
Incremental Provision	78
Recoveries	(2)
Write-offs	(4)
Other(1)	36
Balance as of Aug. 31, 2016	$228
Incremental Provision	17
Recoveries	(14)
Write-offs	(1)
Other(1)	15
Balance as of Feb. 28, 2017	$245
(1)Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	Feb. 28, 2017	Aug. 31, 2016
Finished Goods	$1,735	$1,404
Goods In Process	1,525	1,489
Raw Materials and Supplies	525	498
Inventory at FIFO Cost	3,785	3,391
Excess of FIFO over LIFO Cost	(164)	(150)
Total	$3,621	$3,241

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first six months of fiscal year 2017, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2016	$3,967	$53	$4,020
Effect of foreign currency translation and other adjustments	(7)	(3)	(10)
Balance as of Feb. 28, 2017	$3,960	$50	$4,010

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

There were no events or circumstances indicating that goodwill might be impaired as of Feb. 28, 2017. The fiscal year 2017 annual goodwill impairment test will be performed as of Mar. 1, 2017.
Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2017			As of Aug. 31, 2016
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,064	$(788)	$276	$1,070	$(778)	$292
Acquired Intellectual Property	1,062	(631)	431	1,042	(593)	449
Trademarks	333	(158)	175	334	(152)	182
Customer Relationships	296	(227)	69	301	(223)	78
Other	66	(37)	29	65	(33)	32
Total Other Intangible Assets, Finite Lives	$2,821	$(1,841)	$980	$2,812	$(1,779)	$1,033
In Process Research & Development, Indefinite Lives	92	—	92	92	—	92
Total Other Intangible Assets	$2,913	$(1,841)	$1,072	$2,904	$(1,779)	$1,125
Total amortization expense of total other intangible assets was $28 million for the three months ended Feb. 28, 2017, and Feb. 29, 2016, and $58 million and $59 million for the six months ended Feb. 28, 2017, and Feb. 29, 2016, respectively.
The estimated intangible asset amortization expense for fiscal year 2017 through fiscal year 2021 is as follows:

(Dollars in millions)	Amount
2017	$134
2018	118
2019	110
2020	107
2021	105

NOTE 9.	DEFERRED REVENUE
As of Feb. 28, 2017, and Aug. 31, 2016, short-term deferred revenue was $1,407 million and $568 million, respectively. These balances primarily consist of cash received related to Monsanto’s prepayment programs in the United States and Brazil. These programs allow Monsanto’s customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balances are consistent with the seasonality of Monsanto’s business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed purchases. The deferred revenue balances related to these prepayment programs are considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.

NOTE 10.	DEBT AND OTHER CREDIT ARRANGEMENTS
In April 2016, Monsanto filed a shelf registration with the Securities and Exchange Commission (“SEC”) (“2016 shelf registration”) that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.
Monsanto has a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Feb. 28, 2017, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.
Monsanto’s short-term debt instruments include commercial paper, the current portion of long-term debt, notes payable to banks and borrowings under the delayed draw term loan facility. As of Feb. 28, 2017, Monsanto had commercial paper borrowings outstanding of $554 million which are included in short-term debt in the Statement of Consolidated Financial Position. As of Aug. 31, 2016, there was $500 million of commercial paper borrowings outstanding. Additionally, as of Feb. 28, 2017, the mandatorily redeemable shares of the Brazil VIE were classified as long-term debt instruments. These instruments were classified as short-term debt as of Aug. 31, 2016. See Note 5 — Variable Interest Entities and Investments — for additional information.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

In October 2016, Monsanto closed a $1 billion delayed draw term loan facility that matures the earlier of October 2019 or the consummation of the Merger with Bayer. Borrowings under the facility were $500 million as of Feb. 28, 2017. Proceeds were used for general corporate purposes.
The fair value of total short-term debt was $1,612 million and $1,589 million as of Feb. 28, 2017, and Aug. 31, 2016, respectively. The fair value of the total long-term debt was $7,716 million and $7,834 million as of Feb. 28, 2017, and Aug. 31, 2016, respectively. See Note 11 — Fair Value Measurements — for additional information.

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
The following tables set forth by level Monsanto’s assets and liabilities disclosed at fair value on a recurring basis as of Feb. 28, 2017, and Aug. 31, 2016. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Feb. 28, 2017, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$1,768	$—	$—	$1,768
Short-term investments	10	—	—	10
Equity securities	10	—	—	10
Derivative assets related to:
Foreign currency contracts	—	30	—	30
Commodity contracts	17	3	—	20
Total Assets at Fair Value	$1,805	$33	$—	$1,838
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$1,612	$—	$1,612
Long-term debt instruments(1)	—	7,611	105	7,716
Derivative liabilities related to:
Foreign currency contracts	—	4	—	4
Commodity contracts	8	8	—	16
Total Liabilities at Fair Value	$8	$9,235	$105	$9,348

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

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

or dealer quoted prices. When observable inputs are available for substantially the full term of the contract, it is classified as Level 2. Based on historical experience with the company’s suppliers and customers, the company’s own credit risk and knowledge of current market conditions, the company does not view nonperformance risk to be a significant input to the fair value for the majority of its forward commodity purchase and sale contracts. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the Statements of Consolidated Financial Position as a component of accumulated other comprehensive loss until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur. Changes in the fair value of derivatives are recognized in the Statements of Consolidated Operations as a component of net sales, cost of goods sold and other (income) expense, net.
The company’s short-term investments consist of cash which is contractually restricted as to withdrawal or usage. The company’s equity securities consist of publicly traded equity investments. Publicly traded equity investments are valued using quoted market prices and are classified as Level 1. Contractually restricted cash may be held in an interest bearing account measured using prevailing interest rates and is classified as Level 1. Short-term debt instruments are classified as Level 2. The company’s long-term debt securities are classified as Level 2 and valued using broker or dealer quoted prices with a maturity greater than one year.
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
For the six months ended Feb. 28, 2017, and Feb. 29, 2016, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Feb. 28, 2017, and Aug. 31, 2016. The following table summarizes the change in fair value of the Level 3 long-term debt instrument for the six months ended Feb. 28, 2017.

(Dollars in millions)
Balance Aug. 31, 2016	$—
Issuance of mandatorily redeemable shares	93
Accretion expense	3
Effect of foreign currency translation adjustments	9
Balance Feb. 28, 2017(1)	$105

(1)	Includes 315,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $323) as of Feb. 28, 2017.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table summarizes the change in fair value of the Level 3 short-term debt instrument for the six months ended Feb. 28, 2017.

(Dollars in millions)
Balance Aug. 31, 2016(1)	$113
Redemption of mandatorily redeemable shares	(103)
Accretion expense	2
Payments	(7)
Effect of foreign currency translation adjustments	(5)
Balance Feb. 28, 2017	$—

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $309) as of Aug. 31, 2016.
There were no significant measurements of liabilities to their implied fair value on a nonrecurring basis during the six months ended Feb. 28, 2017, and Feb. 29, 2016.
Significant measurements during the six months ended Feb. 28, 2017, and Feb. 29, 2016, of assets to their implied fair value on a nonrecurring basis were as follows:
Property, Plant and Equipment, Net: During the three and six months ended Feb. 28, 2017, property, plant and equipment within the Seeds and Genomics segment with a net book value of $18 million was written down to its implied fair value estimate of $7 million, resulting in an impairment charge of $11 million, with $4 million included in cost of goods sold and $7 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
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
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Feb. 28, 2017, and Aug. 31, 2016.
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

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 12.	FINANCIAL INSTRUMENTS
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is six months for foreign currency hedges and 33 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $6 million is expected to be reclassified from accumulated other comprehensive loss into earnings. A pretax loss of $37 million was reclassified into other (income) expense, net as a result of the discontinuance of an interest rate hedge during the six months ended Feb. 28, 2017, because it was probable the original forecasted transaction would not occur by the end of the originally specified time period. A pretax loss of less than $1 million during the three months ended Feb. 28, 2017, was reclassified into cost of goods sold in the Statement of Consolidated Operations as a result of the discontinuance of foreign currency cash flow hedges because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period. A pretax loss of less than $1 million during the six months ended Feb. 29, 2016, was reclassified into cost of goods sold in the Statement of Consolidated Operations as a result of the discontinuance of commodity cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. No cash flow hedges were discontinued during the three months ended Feb. 29, 2016.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three and six months ended Feb. 28, 2017, and Feb. 29, 2016.
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

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Feb. 28, 2017, and Aug. 31, 2016, are as follows:

	As of
(Dollars in millions)	Feb. 28, 2017	Aug. 31, 2016
Derivatives Designated as Hedges:
Foreign exchange contracts	$200	$388
Commodity contracts	656	484
Interest rate contracts	—	150
Total Derivatives Designated as Hedges	$856	$1,022
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,581	$1,096
Commodity contracts	192	223
Interest rate contracts	87	116
Total Derivatives Not Designated as Hedges	$1,860	$1,435

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of Feb. 28, 2017
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$14	$(8)	$6	$—	$6
Foreign exchange contracts	7	—	7	—	7
Derivatives not designated as hedges:
Commodity contracts	3	—	3	—	3
Foreign exchange contracts	23	—	23	—	23
Total other current assets	47	(8)	39	—	39	$265	$304
Other assets
Derivatives designated as hedges:
Commodity contracts	3	—	3	—	3
Total other assets	3	—	3	—	3	490	493
Total Asset Derivatives	$50	$(8)	$42	$—	$42
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$8	$(8)	$—	$—	$—
Total other current assets	8	(8)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	8	—	8	—	8
Derivatives not designated as hedges:
Foreign exchange contracts	4	—	4	—	4
Total miscellaneous short-term accruals	12	—	12	—	12	$751	$763
Total Liability Derivatives	$20	$(8)	$12	$—	$12

(1)
As allowed by the Derivatives and Hedging topic of the ASC, derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2016
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$9	$(29)	$(20)	$20	$—
Foreign exchange contracts	4	—	4	—	4
Derivatives not designated as hedges:
Commodity contracts(1)	9	(6)	3	—	3
Foreign exchange contracts	6	—	6	—	6
Total other current assets	28	(35)	(7)	20	13	$214	$227
Other assets
Derivatives designated as hedges
Commodity contracts(1)	—	(4)	(4)	4	—
Total other assets	—	(4)	(4)	4	—	489	489
Total Asset Derivatives	$28	$(39)	$(11)	$24	$13
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$29	$(29)	$—	$—	$—
Derivatives not designated as hedges:
Commodity contracts(1)	6	(6)	—	—	—
Total other current assets	35	(35)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other assets	4	(4)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	11	—	11	—	11
Foreign currency contracts	8	—	8	—	8
Interest rate contracts	41	—	41	—	41
Derivatives not designated as hedges:
Foreign exchange contracts	7	—	7	—	7
Total miscellaneous short-term accruals	67	—	67	—	67	$937	$1,004
Other liabilities
Derivatives designated as hedges:
Commodity contracts	2	—	2	—	2
Total other liabilities	2	—	2	—	2	316	318
Total Liability Derivatives	$108	$(39)	$69	$—	$69

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Statements of Consolidated Operations Classification
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016	Feb. 28, 2017	Feb. 29, 2016
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$3	$1	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$3	$3	3	4	Net sales
Foreign currency contracts	1	(6)	1	6	Cost of goods sold
Commodity contracts	10	(28)	(12)	(55)	Cost of goods sold
Interest rate contracts	(1)	(17)	(4)	(5)	Interest expense
Total Derivatives Designated as Hedges	13	(48)	(9)	(49)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			26	31	Other (income) expense, net
Commodity contracts			1	—	Net sales
Total Derivatives Not Designated as Hedges			27	31
Total Derivatives	$13	$(48)	$18	$(18)

(1)	Accumulated other comprehensive loss (AOCL).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the three months ended Feb. 28, 2017, and Feb. 29, 2016. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Feb. 28, 2017, and Feb. 29, 2016.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction loss of $21 million and $216 million during the three months ended Feb. 28, 2017, and Feb. 29, 2016, respectively.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Six Months Ended		Six Months Ended		Statements of Consolidated Operations Classification
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016	Feb. 28, 2017	Feb. 29, 2016
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$(10)	$1	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$20	$5	10	8	Net sales
Foreign currency contracts	7	4	2	13	Cost of goods sold
Commodity contracts	29	(37)	(15)	(72)	Cost of goods sold
Interest rate contracts	—	—	(37)	—	Other (income) expense, net
Interest rate contracts	3	(24)	(8)	(8)	Interest expense
Total Derivatives Designated as Hedges	59	(52)	(58)	(58)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			(19)	(24)	Other (income) expense, net
Commodity contracts			1	1	Net sales
Commodity contracts			(1)	1	Cost of goods sold
Total Derivatives Not Designated as Hedges			(19)	(22)
Total Derivatives	$59	$(52)	$(77)	$(80)

(1)	Accumulated other comprehensive loss (AOCL).

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the six months ended Feb. 28, 2017, and Feb. 29, 2016. No gains or losses were excluded from the assessment of hedge effectiveness during the six months ended Feb. 28, 2017, and Feb. 29, 2016.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction gain of $18 million and loss of $188 million during the six months ended Feb. 28, 2017, and Feb. 29, 2016, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association (“ISDA”) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $8 million and $63 million as of Feb. 28, 2017, and Aug. 31, 2016, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Feb. 28, 2017, and Aug. 31, 2016, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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

Pension Benefits	Three Months Ended Feb. 28, 2017			Three Months Ended Feb. 29, 2016
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$15	$3	$18	$16	$3	$19
Interest Cost on Benefit Obligation	20	1	21	25	2	27
Assumed Return on Plan Assets	(43)	(2)	(45)	(40)	(2)	(42)
Amortization of Unrecognized Net Loss	12	1	13	12	1	13
Restructuring Charges	—	2	2	—	—	—
Total Net Periodic Benefit Cost	$4	$5	$9	$13	$4	$17

Pension Benefits	Six Months Ended Feb. 28, 2017			Six Months Ended Feb. 29, 2016
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$30	$6	$36	$32	$6	$38
Interest Cost on Benefit Obligation	41	3	44	49	4	53
Assumed Return on Plan Assets	(85)	(4)	(89)	(79)	(4)	(83)
Amortization of Unrecognized Net Loss	24	2	26	24	2	26
Restructuring Charges	—	2	2	—	—	—
Total Net Periodic Benefit Cost	$10	$9	$19	$26	$8	$34

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016
Service Cost for Benefits Earned During the Period	$2	$2
Interest Cost on Benefit Obligation	1	1
Amortization of Unrecognized Net Loss/(Gain)	2	(1)
Restructuring Charges	2	—
Total Net Periodic Benefit Cost	$7	$2

Health Care and Other Postretirement Benefits	Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016
Service Cost for Benefits Earned During the Period	$3	$3
Interest Cost on Benefit Obligation	2	3
Amortization of Unrecognized Net Loss/(Gain)	3	(2)
Restructuring Charges	2	—
Total Net Periodic Benefit Cost	$10	$4

NOTE 14.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and six months ended Feb. 28, 2017, and Feb. 29, 2016.

	Three Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016
Cost of Goods Sold	$4	$3
Selling, General and Administrative Expenses	19	21
Research and Development Expenses	7	8
Pre-Tax Stock-Based Compensation Expense	30	32
Income Tax Benefit	(10)	(11)
Net Stock-Based Compensation Expense	$20	$21

	Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016
Cost of Goods Sold	$7	$7
Selling, General and Administrative Expenses	45	46
Research and Development Expenses	13	16
Restructuring Charges	1	—
Pre-Tax Stock-Based Compensation Expense	66	69
Income Tax Benefit	(23)	(23)
Net Stock-Based Compensation Expense	$43	$46

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 15.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Postretirement Benefit Items	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
Balance as of Aug. 31, 2015	$(2,327)	$(286)	$2	$(190)	$(2,801)
Other comprehensive income (loss) before reclassifications	35	(83)	(2)	(42)	(92)
Amounts reclassified from accumulated other comprehensive loss	—	29	1	55	85
Net current-period other comprehensive income (loss)	35	(54)	(1)	13	(7)
Balance as of Aug. 31, 2016	$(2,292)	$(340)	$1	$(177)	$(2,808)
Other comprehensive (loss) income before reclassifications	(98)	—	(2)	38	(62)
Amounts reclassified from accumulated other comprehensive loss	—	23	1	29	53
Net current-period other comprehensive (loss) income	(98)	23	(1)	67	(9)
Balance as of Feb. 28, 2017	$(2,390)	$(317)	$—	$(110)	$(2,817)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016	Feb. 28, 2017	Feb. 29, 2016	Affected Line Item in the Statements of Consolidated Operations
Available for Sale Securities:
Loss on Equity Security	$2	$—	$2	$—	Other (income) expense, net
	2	—	2	—	Total before income taxes
	(1)	—	(1)	—	Income tax provision
	$1	$—	$1	$—	Net of tax
Cash Flow Hedges:
Foreign Exchange Contracts	$(3)	$(4)	$(10)	$(8)	Net sales
Foreign Exchange Contracts	(1)	(6)	(2)	(13)	Cost of goods sold
Commodity Contracts	12	55	15	72	Cost of goods sold
Interest Rate Contracts	—	—	37	—	Other (income) expense, net
Interest Rate Contracts	4	5	8	8	Interest expense
	12	50	48	59	Total before income taxes
	(4)	(21)	(19)	(26)	Income tax provision
	$8	$29	$29	$33	Net of tax
Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$5	$4	$11	$8	Inventory/Cost of goods sold(1)
Amortization of Unrecognized Net Loss	10	8	20	16	Selling, general and administrative expenses
Amortization of Unrecognized Net Loss	4	—	4	—	Restructuring charges
	19	12	35	24	Total before income taxes
	(6)	(5)	(12)	(8)	Income tax provision
	$13	$7	$23	$16	Net of tax
Total Reclassifications For The Period	$22	$36	$53	$49	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $5 million and $4 million of net periodic benefit cost to inventory, of which approximately $3 million and $2 million was recognized in cost of goods sold during the three months ended Feb. 28, 2017, and Feb. 29, 2016, respectively. The company recorded $11 million and $8 million of net periodic benefit cost to inventory, of which approximately $10 million and $7 million was recognized in cost of goods sold during the six months ended Feb. 28, 2017, and Feb. 29, 2016, respectively. See Note 13 — Postretirement Benefits - Pensions, Health Care and Other — for additional information.

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

	Three Months Ended		Six Months Ended
(Shares in millions)	Feb. 28, 2017	Feb. 29, 2016	Feb. 28, 2017	Feb. 29, 2016
Weighted-Average Number of Common Shares	438.7	438.6	438.4	447.2
Dilutive Potential Common Shares	3.6	3.1	3.9	3.8
Antidilutive Potential Common Shares	2.2	5.6	4.0	5.0
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices Greater than the Average Market Price of Common Shares for the Period	1.7	3.2	3.1	3.2

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 17.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016
Interest	$225	$201
Taxes	187	285
During the six months ended Feb. 28, 2017, and Feb. 29, 2016, the company recorded the following noncash transactions:

•	During the six months ended Feb. 28, 2017, and Feb. 29, 2016, the company recognized noncash transactions related to restructuring. See Note 3 — Restructuring.

•
As of Feb. 28, 2017, and Feb. 29, 2016, the company recognized noncash capital expenditures of $117 million and $68 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

•	During the six months ended Feb. 28, 2017, and Feb. 29, 2016, the company recognized noncash transactions related to stock-based compensation. See Note 14 — Stock-Based Compensation Plans.

•
In the second quarter of 2017 and 2016, the board of directors declared a dividend which is payable in the third quarter of 2017 and 2016, respectively. As of Feb. 28, 2017, and Feb. 29, 2016, a dividend payable of $237 million and $236 million, respectively, was recorded.

NOTE 18.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which Monsanto is party in its own name and proceedings to which its former parent, Pharmacia LLC (“Pharmacia”), or its former subsidiary, Solutia, Inc. (“Solutia”), is a party but that Monsanto manages and for which Monsanto is responsible pursuant to certain indemnification agreements. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $272 million and $545 million as of Feb. 28, 2017, and Aug. 31, 2016, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016.
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
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2016, the company was named in approximately 30 personal injury lawsuits filed over several years on behalf of approximately 750 persons in state courts in St. Louis, Missouri and Los Angeles, California. Plaintiffs claimed they were injured by PCBs manufactured by Pharmacia’s chemical business over four decades ago and incorporated into products made, used and sometimes disposed of by others. In September 2016, the parties reached an agreement to settle these personal injury lawsuits pursuant to which the company is required to pay up to $280 million into a settlement fund, with the settlement and the final payment amount contingent upon the level of claimant participation. As of Aug. 31, 2016, $280 million was recorded in the Statement of Consolidated Financial Position within miscellaneous short-term accruals; the related expense was included in selling, general and administrative expenses in the Statement of Consolidated Operations. In November 2016 and December 2016, the first and second claimant participation levels were met, and the company paid $250 million and $25 million respectively, into the settlement fund. In February 2017, a pro rata portion of the final claimant participation level was met, and a payment of approximately $4 million was made in April 2017. The company also has been named in lawsuits brought by various governmental entities claiming that Monsanto, Pharmacia and Solutia, collectively as a manufacturer of PCBs, should be responsible for a variety of damages due to PCBs in bodies of water, regardless of how PCBs came to be located there. The company believes that these novel claims are without merit and is vigorously defending the cases on legal and factual grounds.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
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
The company is defending lawsuits in various state and federal courts, in which approximately 1,100 plaintiffs claim to have been injured by exposure to glyphosate-based products manufactured by the company. The majority of plaintiffs have brought actions in state courts in Missouri, Delaware and California, while the remainder of plaintiffs’ cases were filed in many different federal courts. In October 2016, the Judicial Panel on Multi-District Litigation transferred to the Northern District of California all of the federal cases for pretrial purposes. The company believes that it has meritorious factual and legal defenses to these cases and is vigorously defending them.
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

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016	Feb. 28, 2017	Feb. 29, 2016
Net Sales(1)
Corn seed and traits	$2,902	$2,687	$3,851	$3,432
Soybean seed and traits	862	782	1,462	1,220
Cotton seed and traits	108	37	224	85
Vegetable seeds	193	192	324	330
All other crops seeds and traits	121	119	173	149
Total Seeds and Genomics	$4,186	$3,817	$6,034	$5,216
Agricultural productivity	888	715	1,690	1,535
Total Agricultural Productivity	$888	$715	$1,690	$1,535
Total	$5,074	$4,532	$7,724	$6,751

Gross Profit
Corn seed and traits	$1,932	$1,721	$2,467	$2,087
Soybean seed and traits	628	527	1,079	829
Cotton seed and traits	77	18	150	43
Vegetable seeds	99	96	168	136
All other crops seeds and traits	41	66	53	61
Total Seeds and Genomics	$2,777	$2,428	$3,917	$3,156
Agricultural productivity	175	170	294	343
Total Agricultural Productivity	$175	$170	$294	$343
Total	$2,952	$2,598	$4,211	$3,499

EBIT(2)(3)
Seeds and Genomics	$1,839	$1,497	$2,038	$1,164
Agricultural Productivity	119	7	132	66
Total	$1,958	$1,504	$2,170	$1,230

Depreciation and Amortization Expense
Seeds and Genomics	$142	$152	$285	$300
Agricultural Productivity	41	32	87	64
Total	$183	$184	$372	$364

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under U.S. GAAP. EBIT is an operating performance measure for the two reportable segments.

(3)
Agricultural Productivity EBIT includes income from operations of discontinued businesses of $5 million and $4 million for the three months ended Feb. 28, 2017, and Feb. 29, 2016, respectively. Agricultural Productivity EBIT includes income from operations of discontinued businesses of $21 million and $24 million for the six months ended Feb. 28, 2017, and Feb. 29, 2016, respectively.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income attributable to Monsanto Company for each period is as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016	Feb. 28, 2017	Feb. 29, 2016
EBIT(1)	$1,958	$1,504	$2,170	$1,230
Interest Expense — Net	84	86	202	195
Income Tax Provision(2)	506	355	571	225
Net Income Attributable to Monsanto Company	$1,368	$1,063	$1,397	$810

(1)	Includes the income from operations of discontinued businesses and the (loss) income from operations of noncontrolling interests.

(2)	Includes the income tax provision on discontinued operations and the income tax (benefit) expense of noncontrolling interest.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016. Financial information for the second quarter and the first six months of fiscal year 2017 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
Non-GAAP Financial Measures
MD&A includes financial information prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as well as two other financial measures, EBIT and free cash flow, that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIT is intended to supplement investors’ understanding of our operating performance. The presentation of free cash flow information is intended to supplement investors’ understanding of our liquidity. Our EBIT and free cash flow measures may not be comparable to other companies’ EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss) attributable to Monsanto Company, cash flows, financial position or comprehensive income (loss), as determined in accordance with GAAP.
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Item 1 — Financial Statements — Note 19 — Segment Information — for a reconciliation of EBIT to net income attributable to Monsanto Company for the three and six months ended Feb. 28, 2017, and Feb. 29, 2016.
We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities less capital expenditures. Prior to the second quarter of fiscal year 2017, we defined free cash flow as the total of net cash provided or required by operating activities and net cash provided or required by investing activities. As this definition varies from other more common definitions of free cash flow, we determined it was appropriate to redefine free cash flow to conform to one of the more typical definitions beginning with the second quarter for fiscal year 2017. The prior period calculations of free cash flow have been restated to conform to the new presentation. Free cash flow does not represent the residual cash flow available for discretionary expenditures. We believe that

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. Once business needs and obligations are met, this cash can be used to reinvest in the company for future growth or to return to our shareowners through dividend payments or share repurchases. See the “Financial Condition, Liquidity and Capital Resources — Cash Flow” section of MD&A for a reconciliation of free cash flow to net cash provided by operating activities and capital expenditures on the Statements of Consolidated Cash Flows.
Executive Summary
Consolidated Operating Results — Net sales increased $542 million, or 12 percent, in the three month comparison and increased $973 million, or 14 percent, in the six month comparison. The primary contributors to the increase in the three month comparison were increases in corn seed and traits, soybean seed and traits, cotton seed and traits and agricultural productivity. The net sales increase in corn seed and traits was primarily driven by higher average net selling prices in South America and higher volume due to timing of grower demand in Europe. The net sales increase in soybean seed and traits was primarily driven by increased Roundup Ready 2 XTEND penetration in the United States. The net sales increase in cotton seed and traits was primarily driven by a timing benefit in the United States resulting from a change in our customer contracts. The increase in agricultural productivity reflects increased volume of Roundup and other glyphosate-based herbicides globally and first time XtendiMax with VaporGrip Technology dicamba-based herbicide revenue in the United States. This is partially offset by lower average net selling price of Roundup and other glyphosate-based herbicides.
The primary contributors to the increase in the six month comparison were increases in corn seed and traits, soybean seed and traits, cotton seed and traits and agricultural productivity. The net sales increase in corn seed and traits was primarily driven by higher volume due to timing of grower demand, higher average net selling prices in South America and favorable currency impacts in Brazil. The net sales increase in soybean seed and traits was primarily driven by increased Intacta RR2 PRO penetration in Brazil and Argentina, increased Roundup Ready 2 XTEND penetration in the United States and favorable currency impacts in Brazil. The net sales increase in cotton seed and traits was primarily driven by higher volumes in Australia from increased planted area and a timing benefit in the United States resulting from a change in our customer contracts. The increase in agricultural productivity reflects increased volume of Roundup and other glyphosate-based herbicides globally, first time XtendiMax with VaporGrip Technology dicamba-based herbicide revenue and favorable currency impact in Brazil. This is partially offset by lower average net selling price of Roundup and other glyphosate-based herbicides.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit, see the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections in this MD&A.
Net income attributable to Monsanto Company was $3.09 per share in the second quarter of 2017, compared to $2.41 per share in the second quarter of 2016. Net income attributable to Monsanto Company was $3.16 per share in the first half of fiscal 2017, compared to $1.80 per share in the first half of fiscal 2016.
Financial Condition, Liquidity and Capital Resources — At Feb. 28, 2017, working capital was $2,593 million compared with $2,544 million at Feb. 29, 2016, an increase of $49 million, and compared with $1,428 million at Aug. 31, 2016, an increase of $1,165 million. For a detailed discussion of the factors affecting the working capital comparison, see the “Working Capital and Financial Condition” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
In the first six months of fiscal 2017, net cash provided by operating activities was $1,537 million compared with $1,389 million provided in the first six months of fiscal 2016. Net cash required by investing activities was $438 million in the first six months of fiscal 2017 compared with $483 million in the first six months of fiscal 2016. Net cash required by financing activities was $494 million in the first six months of fiscal 2017 compared with $3,502 million in the first six months of fiscal 2016. Free cash flow was an inflow of $994 million in the first six months of fiscal 2017 compared with an inflow of $900 million in the first six months of fiscal 2016. For a detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
At Feb. 28, 2017, our debt-to-capital ratio was 62 percent compared with 67 percent at Aug. 31, 2016. The five percentage point decrease from Aug. 31, 2016, was primarily due to an increase in shareowners’ equity resulting from earnings during the fiscal year slightly offset by dividends declared.
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

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Agreement provides that each share of common stock of the company, par value $0.01 per share (other than certain shares specified in the Merger Agreement), outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive $128.00 in cash, without interest. The obligation of the parties to complete the Merger is subject to customary closing conditions, including, among others, (i) the approval of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of common stock of the company entitled to vote, which was obtained at a special meeting of the company’s shareowners held on Dec. 13, 2016, (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the adoption of all approvals necessary for the completion of the Merger by the European Commission under Council Regulation (EC) No. 139/2004, (iv) the receipt of certain other required foreign antitrust approvals, (v) completion of the review process by the Committee on Foreign Investment in the United States (“CFIUS”), (vi) no approvals related to CFIUS or antitrust laws having been made or obtained with the imposition of conditions that, together with Divestiture Actions (as defined in the Merger Agreement) undertaken, would reasonably be expected to have a Substantial Detriment (as defined in the Merger Agreement), (vii) no law, order or injunction that is in effect that enjoins or otherwise prohibits the completion of the Merger having been enacted, issued, promulgated, enforced or entered into after Sept. 14, 2016, by a court or other governmental entity of competent jurisdiction, (viii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications) and (ix) the performance by the parties of their respective obligations under the Merger Agreement in all material respects. Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on Sept. 20, 2016.
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

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
(Dollars in millions, except per share amounts)	Feb. 28, 2017	Feb. 29, 2016	Increase/ (Decrease)	Feb. 28, 2017	Feb. 29, 2016	Increase/ (Decrease)
Net Sales	$5,074	$4,532	12%	$7,724	$6,751	14%
Cost of goods sold	2,122	1,934	10%	3,513	3,252	8%
Gross Profit	2,952	2,598	14%	4,211	3,499	20%
Operating Expenses:
Selling, general and administrative expenses	657	586	12%	1,242	1,129	10%
Research and development expenses	381	340	12%	751	704	7%
Restructuring charges	23	9	NM	(13)	275	NM
Pending Bayer transaction related costs	27	—	NM	120	—	NM
Total Operating Expenses	1,088	935	16%	2,100	2,108	—%
Income from Operations	1,864	1,663	12%	2,111	1,391	52%
Interest expense	102	103	(1)%	238	232	3%
Interest income	(18)	(17)	6%	(36)	(37)	(3)%
Other (income) expense, net	(88)	170	NM	(45)	195	NM
Income from Continuing Operations Before Income Taxes	1,868	1,407	33%	1,954	1,001	95%
Income tax provision	505	350	44%	566	213	NM
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,363	1,057	29%	1,388	788	76%
Discontinued Operations:
Income from operations of discontinued business	5	4	25%	21	24	(13)%
Income tax provision	2	1	NM	8	9	(11)%
Income from Discontinued Operations	3	3	—%	13	15	(13)%
Net Income	$1,366	$1,060	29%	$1,401	$803	74%
Less: Net (loss) income attributable to noncontrolling interest	(2)	(3)	NM	4	(7)	NM
Net Income Attributable to Monsanto Company	$1,368	$1,063	29%	$1,397	$810	72%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.08	$2.40	28%	$3.13	$1.76	78%
Income from discontinued operations	0.01	0.01	—%	0.03	0.04	(25)%
Net Income Attributable to Monsanto Company	$3.09	$2.41	28%	$3.16	$1.80	76%
NM = Not Meaningful

Effective Tax Rate	27%	25%		29%	21%

Comparison as a Percent of Net Sales:
Cost of goods sold	42%	43%		45%	48%
Gross profit	58%	57%		55%	52%
Selling, general and administrative expenses	13%	13%		16%	17%
Research and development expenses	8%	8%		10%	10%
Total operating expenses	21%	21%		27%	31%
Income from continuing operations before income taxes	37%	31%		25%	15%
Net income attributable to Monsanto Company	27%	23%		18%	12%

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Second Quarter Fiscal Year 2017
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:
Net sales increased $542 million, or 12 percent, in the second quarter of fiscal 2017 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased $369 million, and our Agricultural Productivity segment net sales increased $173 million in the three-month comparison.
The following table presents the percentage increase/(decrease) in second quarter of fiscal 2017 worldwide net sales by segment compared with net sales in the prior year quarter, including the effects of volume, price and currency:

	Second Quarter 2017 Percentage Change in Net Sales vs. Second Quarter 2016
	Volume	Price	Currency	Total
Seeds and Genomics Segment	6%	3%	1%	10%
Agricultural Productivity Segment	36%	(14)%	2%	24%
Total Monsanto Company	10%	—%	2%	12%
Cost of goods sold for the total company increased $188 million, or ten percent, in the three-month comparison. Cost of goods sold as a percent of net sales for the total company decreased one percentage point to 42 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales decreased two percentage points to 34 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales increased four percentage points to 80 percent.
The following table represents the percentage increase/(decrease) in second quarter of 2017 worldwide cost of goods sold by segment compared with cost of goods sold in the prior year quarter, including the effects of volume, costs and currency:

	Second Quarter 2017 Percentage Change in Cost of Goods Sold vs. Second Quarter 2016
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	7%	(7)%	1%	1%
Agricultural Productivity Segment	37%	(9)%	3%	31%
Total Monsanto Company	16%	(8)%	2%	10%
(1) Seeds and Genomics and Agricultural Productivity segments include $5 million and $1 million of restructuring charges related to discontinued products during the second quarter of fiscal 2017, respectively. See Item 1 — Financial Statements — Note 3 — Restructuring — for further information.

Gross profit increased $354 million in the three-month comparison. Gross profit as a percent of net sales for the total company increased one percentage point to 58 percent in the second quarter of fiscal 2017. Our Seeds and Genomics segment gross profit as a percent of net sales increased two percentage points to 66 percent, and our Agricultural Productivity segment gross profit as a percent of net sales decreased four percentage points to 20 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $153 million in the second quarter of fiscal 2017 compared to the prior year comparable quarter. The increase in operating expenses is due to an increase in selling, general and administrative expenses (“SG&A”) and research and development expenses (“R&D”) quarter over quarter.
In the second quarter of fiscal 2017, pending Bayer related transaction costs were $27 million.
In the second quarter of fiscal 2017, SG&A expenses increased $71 million, and R&D expenses increased $41 million primarily due to the increased accrual rate for employee incentive awards due to improved business performance.
As a percent of net sales, SG&A expenses remained consistent at 13 percent, and R&D expenses remained consistent at eight percent for the second quarter of fiscal 2017 compared to the prior year quarter.
Other (income) expense — net was $88 million of income in the second quarter of fiscal 2017, a $258 million change from expense of $170 million in the second quarter of fiscal 2016. The fluctuation was primarily due to the absence of foreign currency losses of approximately $181 million largely related to the Argentine peso in the prior year and a gain of approximately $83 million recorded on the sale of our European-based silthiofam seed-treatment chemical business (the “Latitude business”) in the second quarter of fiscal 2017.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Income tax provision was $505 million in the second quarter of fiscal 2017, an increase of $155 million from the prior year quarter, primarily as a result of higher pretax income and higher discrete tax expense. The effective tax rate increased to 27 percent from 25 percent in the second quarter of fiscal 2016, primarily due to the non-recurrence of fiscal 2016 tax benefits from adjustments to the company’s U.S. tax returns.
First Half of Fiscal Year 2017
The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2017 and 2016 income from continuing operations:
Net sales increased $973 million, or 14 percent in the first half of fiscal 2017 from the same period a year ago. Our Seeds and Genomics segment net sales increased $818 million, and our Agricultural Productivity segment net sales increased $155 million.
The following table presents the percentage increase/(decrease) in the first half of fiscal 2017 worldwide net sales by segment compared with net sales in the prior year first half, including the effects of volume, price and currency:

	First Half 2017 Percentage Change in Net Sales vs. First Half 2016
	Volume	Price	Currency	Total
Seeds and Genomics Segment	7%	6%	3%	16%
Agricultural Productivity Segment	21%	(14)%	3%	10%
Total Monsanto Company	10%	1%	3%	14%
Cost of goods sold increased $261 million in the first half of fiscal 2017 from the same period a year ago. Cost of goods sold as a percent of net sales for the total company decreased three percentage points to 45 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales decreased four percentage points to 35 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales increased five percentage points to 83 percent.
The following table represents the percentage increase/(decrease) in the first half of fiscal 2017 worldwide cost of goods sold by segment compared with cost of goods sold in the first half of prior year, including the effects of volume, costs and currency:

	First Half 2017 Percentage Change in Cost of Goods Sold vs. First Half 2016
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	8%	(7)%	2%	3%
Agricultural Productivity Segment	21%	(7)%	3%	17%
Total Monsanto Company	12%	(7)%	3%	8%
(1) Seeds and Genomics segment includes $6 million and $52 million of restructuring charges related to discontinued products during the first half of fiscal 2017 and 2016, respectively. Agricultural Productivity segment includes $1 million of restructuring charges related to discontinued products during the first half of fiscal 2017. See Item 1 — Financial Statements — Note 3 — Restructuring — for further information.
Gross profit increased $712 million in the first half of fiscal 2017 from the same period a year ago. Gross profit as a percent of net sales for the total company increased three percentage points to 55 percent in the first half of fiscal 2017. Our Seeds and Genomics segment gross profit as a percent of net sales increased four percentage points to 65 percent, and our Agricultural Productivity segment gross profit as a percent of net sales decreased five percentage points to 17 percent in the first half of fiscal 2017.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses decreased $8 million in the first half of fiscal 2017 from the prior year comparable period. In the six-month comparison, SG&A expenses increased $113 million primarily due to currency impact, higher commission expenses in South America due to strong results and the increased accrual rate for employee incentive awards. R&D expenses increased $47 million, primarily due to increased spend related to the Climate Corporation and the increased accrual rate for employee incentive awards. As a percent of net sales, SG&A expenses decreased one percentage point to 16 percent, and R&D expenses remained consistent at ten percent. Restructuring charges fluctuated $288 million to a net reversal of expense of $13 million in the first half of fiscal 2017 compared to $275 million of expense in the first half of fiscal 2016 due to the timing of expense

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

recognition related to workforce reductions and changes in the related estimates. See discussion of the 2015 Restructuring Plan in Item 1 — Financial Statements — Note 3 — Restructuring.
Other (income) expense — net decreased $240 million in the first half of fiscal 2017. The fluctuation was primarily due to the absence of foreign currency losses of approximately $181 million largely related to the Argentine peso in the prior year, a gain of approximately $83 million recorded on the sale of our Latitude business in the current year, partially offset by a loss of $37 million that was reclassified into earnings as a result of the discontinuance of an interest rate hedge.
Income tax provision was $566 million in the first half of fiscal 2017, an increase of $353 million from the prior year comparable period, primarily as a result of higher pretax income and higher discrete tax expense. The effective tax rate increased to 29 percent from 21 percent in the prior year comparable period, primarily due to discrete adjustments in fiscal 2017 for a valuation allowance in Argentina and the non-recurrence of fiscal 2016 tax benefits from adjustments to the company’s U.S. tax returns.

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016	Increase/ (Decrease)	Feb. 28, 2017	Feb. 29, 2016	Increase/ (Decrease)
Net Sales
Corn seed and traits	$2,902	$2,687	8%	$3,851	$3,432	12%
Soybean seed and traits	862	782	10%	1,462	1,220	20%
Cotton seed and traits	108	37	192%	224	85	164%
Vegetable seeds	193	192	1%	324	330	(2)%
All other crops seeds and traits	121	119	2%	173	149	16%
Total Net Sales	$4,186	$3,817	10%	$6,034	$5,216	16%
Gross Profit
Corn seed and traits	$1,932	$1,721	12%	$2,467	$2,087	18%
Soybean seed and traits	628	527	19%	1,079	829	30%
Cotton seed and traits	77	18	328%	150	43	249%
Vegetable seeds	99	96	3%	168	136	24%
All other crops seeds and traits	41	66	(38)%	53	61	(13)%
Total Gross Profit	$2,777	$2,428	14%	$3,917	$3,156	24%
EBIT(1)	$1,839	$1,497	23%	$2,038	$1,164	75%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 1 — Financial Statements —Note 19 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2017
Net sales for the Seeds and Genomics segment increased $369 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The net sales increase of $215 million in corn seed and traits was primarily driven by higher average net selling prices in South America and higher volume due to timing of grower demand in Europe. The net sales increase of $80 million in soybean seed and traits was primarily driven by increased Roundup Ready 2 XTEND penetration in the United States. The net sales increase of $71 million in cotton seed and traits was primarily driven by a timing benefit in the United States due to a change in our customer contracts.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $20 million, or one percent, to $1,409 million in the second quarter of fiscal 2017 compared to $1,389 million in the second quarter of fiscal 2016. The increase was primarily the result of higher sales volumes in corn seed and traits and cotton seed and traits as noted in the net sales discussion.
Gross profit for the Seeds and Genomics segment increased $349 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The increase in gross profit was primarily due to higher average net selling prices and more normalized production plans in corn seed and traits coupled with increased volume in corn seed and traits and cotton seed and traits. In addition, soybean seed and traits gross profit increased due to Roundup Ready 2 XTEND penetration as noted in the net sales discussion and lower Roundup Ready 2 XTEND launch costs.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Gross profit as a percent of net sales for the segment increased two percentage points to 66 percent in the second quarter of fiscal 2017 compared to 64 percent in the second quarter of fiscal 2016.
Seeds and Genomics Financial Performance — First Half Fiscal Year 2017
Net sales for the Seeds and Genomics segment increased $818 million in the first half of fiscal 2017 compared to the first half of fiscal 2016. The net sales increase of $419 million in corn seed and traits was primarily driven by higher volume due to timing of grower demand, higher average net selling prices in South America and favorable currency impacts in Brazil. The net sales increase of $242 million in soybean seed and traits was primarily driven by increased Intacta RR2 PRO penetration in Brazil and Argentina, increased Roundup Ready 2 XTEND penetration in the United States and favorable currency impacts in Brazil. The net sales increase of $139 million in cotton seed and traits was primarily driven by a timing benefit in the United States resulting from a change in our customers contracts and in Australia from increased planted area.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $57 million, or three percent, to $2,117 million in the first half of fiscal 2017 compared to $2,060 million in the first half of fiscal 2016. The increase was primarily the result of higher sales volumes in corn seed and traits and cotton seed and traits as noted in the net sales discussion.
Gross profit for the Seeds and Genomics segment increased $761 million in the first half of fiscal 2017 compared to the first half of fiscal 2016. The increase in gross profit was primarily due to increased volume in corn seed and traits and cotton seed and traits coupled with higher average net selling prices in South America and more normalized production plans in corn seed and traits and increased Intacta RR2 PRO and Roundup Ready 2 XTEND penetration in soybean seed and traits as noted in the net sales discussion. In addition, favorable currency impacts in Brazil also increased gross profit compared to the first half of fiscal 2016.
Gross profit as a percent of net sales for the segment increased four percentage points to 65 percent in the first half of fiscal 2017 compared to 61 percent in the first half of fiscal 2016.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016	Increase	Feb. 28, 2017	Feb. 29, 2016	Increase/ (Decrease)
Net Sales
Agricultural productivity	$888	$715	24%	$1,690	$1,535	10%
Total Net Sales	$888	$715	24%	$1,690	$1,535	10%
Gross Profit
Agricultural productivity	$175	$170	3%	$294	$343	(14)%
Total Gross Profit	$175	$170	3%	$294	$343	(14)%
EBIT(1)	$119	$7	NM	$132	$66	100%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 1 — Financial Statements — Note 19 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2017
Net sales in our Agricultural Productivity segment increased by $173 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 primarily due to increased volume of Roundup and other glyphosate-based herbicides globally and first time XtendiMax with VaporGrip Technology dicamba-based herbicide revenue in the United States. This is partially offset by lower average net selling price of Roundup and other glyphosate-based herbicides.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $168 million, or 31 percent, in the second quarter of fiscal 2017 to $713 million compared to $545 million in the second quarter of fiscal 2016. Roundup and other glyphosate-based herbicides cost of goods sold increased as a result of higher sales volumes when compared to the second quarter of fiscal 2016. This is partially offset by lower manufacturing costs due mainly to lower raw material costs resulting from sales mix and lower dicamba-based herbicide project expenses when compared to the second quarter of fiscal 2016.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

The net sales and cost of goods sold discussed above resulted in slightly higher gross profit of $5 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased four percentage points to 20 percent in the second quarter of fiscal 2017 compared to 24 percent in the second quarter of fiscal 2016. This decrease is primarily due to lower average net selling price as noted in the net sales discussion partially offset by first time XtendiMax with VaporGrip Technology dicamba-based herbicide revenue and lower dicamba-based herbicide project expense.
Agricultural Productivity Financial Performance — First Half Fiscal Year 2017
Net sales in our Agricultural Productivity segment increased by $155 million in the first half of fiscal 2017 compared to the first half of fiscal 2016 primarily due to increased volume of Roundup and other glyphosate-based herbicides globally, first time XtendiMax with VaporGrip Technology dicamba-based herbicide revenue and favorable currency impact in Brazil. This is partially offset by lower average net selling price of Roundup and other glyphosate-based herbicides.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $204 million, or 17 percent, in the first half of fiscal 2017 to $1,396 million compared to $1,192 million in the first half of fiscal 2016. Cost of goods sold increased as a result of higher sales volumes when compared to the first half of fiscal 2016 and currency impact in Brazil. This is partially offset by lower manufacturing costs due mainly to lower raw material costs resulting from sales mix and lower dicamba-based herbicide project expenses when compared to the first half of fiscal 2016.

The net sales and cost of goods sold discussed above resulted in $49 million lower gross profit in the first half of fiscal 2017 compared to the first half of fiscal 2016. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased five percentage points to 17 percent in the first half of fiscal 2017 compared to 22 percent in the first half of fiscal 2016. This decrease is primarily due to the lower average net selling price as noted in the net sales discussion partially offset by lower raw material prices, lower dicamba-based herbicide project expense, higher volumes globally and first time XtendiMax with VaporGrip Technology dicamba-based herbicide revenue.

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
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be approximately $1 billion. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $375 million to $400 million in work force reductions, including severance and related benefits; $120 million to $140 million in facility closures/exit costs, including contract termination costs; $480 million to $515 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
In the six months ended Feb. 28, 2017, a pretax net reversal of restructuring charges of $6 million was recorded within the Statement of Consolidated Operations, of which $7 million of expense and net reversal of $13 million of previously recognized expense were included in cost of goods sold and restructuring charges, respectively. The reversal of previously recognized expense was due to changes in estimates related to work force reductions. In the six months ended Feb. 29, 2016, pretax restructuring charges of $327 million were recorded within the Statement of Consolidated Operations, of which $52 million and $275 million were included in cost of goods sold and restructuring charges, respectively. For additional information on the 2015 Restructuring Plan, see Item 1 — Financial Statements — Note 3 — Restructuring.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of
(Dollars in millions, except current ratio)	Feb. 28, 2017	Feb. 29, 2016	Aug. 31, 2016
Cash and Cash Equivalents(1)	$2,281	$1,050	$1,676
Trade Receivables, Net(1)	2,605	1,828	1,926
Inventory, Net	3,621	3,704	3,241
Other Current Assets(2)	1,375	1,901	1,314
Total Current Assets	$9,882	$8,483	$8,157
Short-Term Debt, Including Current Portion of Long-Term Debt(1)	$1,611	$1,083	$1,587
Accounts Payable(1)	785	635	1,006
Accrued Liabilities(1)(3)	4,893	4,221	4,136
Total Current Liabilities	$7,289	$5,939	$6,729
Working Capital(4)	$2,593	$2,544	$1,428
Current Ratio(4)	1.36:1	1.43:1	1.21:1

(1)
May include restrictions as a result of variable interest entities. See the Statements of Consolidated Financial Position and Item 1 — Financial Statements — Note 5 — Variable Interest Entities and Investments — for more information.

(2)
Includes short-term investments, miscellaneous receivables, assets held for sale and other current assets at Feb. 28, 2017, and Aug. 31, 2016. Includes short-term investments, miscellaneous receivables, other current assets and current deferred tax assets at Feb. 29, 2016.

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
Feb. 28, 2017, compared with Aug. 31, 2016: Working capital increased $1,165 million, or 82 percent, between Aug. 31, 2016, and Feb. 28, 2017, primarily because of the following factors:

•
Cash and cash equivalents increased $605 million between respective periods primarily due to operating cash inflows of $1,537 million primarily related to increased profitability, partially offset by capital expenditures and payments of dividends.

•	Trade receivables, net increased $679 million between respective periods primarily due to increased global revenues due to the seasonality of our business.

•	Inventory increased $380 million between respective periods primarily due to higher corn production plans in the United States.

•	Accounts payable decreased $221 million between respective periods primarily due to timing of payments.
These increases to working capital between Feb. 28, 2017, and Aug. 31, 2016, were partially offset by an increase in accrued liabilities of $757 million due to the following fluctuations:

◦	Income taxes payable increased $266 million primarily due to the seasonality of our U.S. business and the timing of tax payments.

◦	Deferred revenues increased $839 million due to customer prepayments in the United States that occurred in the first half of fiscal 2017.

◦	Grower production accruals increased $150 million primarily due to timing of payments.
The increases in accrued liabilities were partially offset by the following:

◦	Accrued marketing programs decreased $87 million between respective periods primarily due to the timing of payments in the United States.

◦	Customer payable decreased $76 million due to North American customer refunds paid in the first half of fiscal year 2017.

◦	Restructuring reserves decreased $119 million as a result of payments made under the 2015 Restructuring Plan and changes in estimates related to work force reductions.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

◦
Miscellaneous short-term accruals decreased $241 million primarily due to a payment related to the PCB settlement of $280 million as described in Item 1 — Financial Statements — Note 18 — Commitments and Contingencies.

Feb. 28, 2017, compared with Feb. 29, 2016: Working capital increased $49 million between Feb. 29, 2016, and Feb. 28, 2017, primarily because of the following factors:

•	Cash and cash equivalents increased $1,231 million between respective periods primarily due to cash from operating activities and debt proceeds offset by dividend payments.

•	Trade receivables, net increased $777 million between respective periods primarily due to increased revenues and currency impact in Brazil.
This increase to working capital between Feb. 28, 2017, and Feb. 29, 2016, was offset by the following factors:

•	Inventory decreased $83 million between respective periods primarily due to reductions in corn and agricultural productivity production plans coupled with increased sales in the current year.

•
Other current assets decreased $526 million between respective periods primarily due to a deferred tax assets decrease of $760 million between respective periods due to the adoption of Accounting Standards Update 2015-17 “Balance Sheet Classification of Deferred Taxes” during the third quarter of fiscal 2016, partially offset by an increase in assets held for sale of $91 million due to the reclassification of the packaging materials from other assets to assets held for sale.

•
Short-term debt, including the current portion of long-term debt, increased $528 million between respective periods primarily due to increased commercial paper borrowings, the reclassification of the delayed draw term loan facility and other debt from long-term to short-term and payments of Senior Notes.

•	Accounts payable increased $150 million between respective periods primarily due to timing of payments and increased business results during fiscal year 2017.

•
Accrued liabilities increased $672 million between respective periods primarily due to accrued marketing programs which increased $344 million primarily due to increased revenues in the United States and higher Brazil accruals due to higher Intacta RR2 PRO revenues. The increases in accrued liabilities were partially offset by a decrease in the restructuring reserves of $135 million as a result of payments made under the 2015 Restructuring Plan and changes in estimates related to work force reductions.

Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of Feb. 28, 2017, the programs had $52 million in outstanding balances, and we received $126 million of proceeds during the first six months of fiscal 2017 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $97 million as of Feb. 28, 2017. See Item 1 — Financial Statements — Note 4 — Customer Financing Programs — for further discussion of these programs.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Cash Flow

	Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016
Net Cash Provided by Operating Activities	$1,537	$1,389
Net Cash Required by Investing Activities	(438)	(483)
Net Cash Required by Financing Activities	(494)	(3,502)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(55)
Net Increase (Decrease) in Cash and Cash Equivalents	605	(2,651)

	Six Months Ended
(Dollars in millions)	Feb. 28, 2017	Feb. 29, 2016
Net Cash Provided by Operating Activities	$1,537	$1,389
Capital Expenditures	(543)	(489)
Free Cash Flow(1)	994	900

(1)
Free cash flow represents the total of net cash provided or required by operating activities less capital expenditures (see the “Overview - Non-GAAP Financial Measures” section of MD&A for a further discussion).

Operating: The increase in cash provided by operating activities in the first half of fiscal 2017 compared to the first half of fiscal 2016 was primarily due to the following items:

•	Increased net income compared to prior year, and

•
An increase in taxes payable due to timing of tax payments, an increase in employee incentives, an increase in accounts payable due to timing and an increase in market funding offset by cash payments of $275 million related to the PCB settlement described in Item 1 — Financial Statements — Note 18 — Commitments and Contingencies.

These increases in cash flow were partially offset by the following:

•	An increase in trade receivables, net primarily resulting from increased revenues, and

•	An increase in payments related to the 2015 Restructuring Plan.
Investing: Cash required by investing activities in the first half of fiscal 2017 compared to the first half of fiscal 2016 was consistent year over year.
Financing: The decrease in cash required by financing activities in the first half of fiscal 2017 compared to the first half of fiscal 2016 was primarily due to the cash outflow in the first half of 2016 related to the treasury share purchases that did not occur in fiscal 2017.
Capital Expenditures: Capital expenditures increased in the first half of fiscal 2017 compared to the first half of fiscal 2016 primarily due to construction of a dicamba-based herbicide manufacturing facility in Luling, Louisiana.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Capital Resources and Liquidity

	As of		As of
(Dollars in millions, except debt-to-capital ratio)	Feb. 28, 2017	Feb. 29, 2016	Aug. 31, 2016
Short-Term Debt	$1,611	$1,083	$1,587
Long-Term Debt	7,560	7,945	7,453
Total Monsanto Company Shareowners’ Equity	5,540	4,152	4,534
Debt-to-Capital Ratio(1)	62%	68%	67%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners’ equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had commercial paper borrowings of $554 million outstanding as of Feb. 28, 2017.
Share Repurchases: On Oct. 9, 2015, we entered into uncollared ASR agreements with each of Citibank, N.A. and JPMorgan Chase Bank, N.A., which settled in January 2016. In accordance with the terms of the agreements, an additional 3.8 million shares were received upon final settlement in fiscal 2016 for a total of 32.2 million shares of Monsanto common stock repurchased at an aggregate cost to us of $3.0 billion. The ASR agreements were entered into pursuant to the share repurchase authorization announced June 2014.
Debt and Other Credit Arrangements: In April 2016, Monsanto filed a shelf registration with the SEC (“2016 shelf registration”) that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.
We have a $3 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Feb. 28, 2017, we did not have any borrowings under this credit facility, and we were in compliance with all debt covenants.
In October 2016, we closed a $1 billion delayed draw term loan facility that matures the earlier of October 2019 or the consummation of the Bayer merger. Borrowings under the facility were $500 million as of Feb. 28, 2017. Proceeds were used for general corporate purposes.
As of Feb. 28, 2017, our debt-to-capital ratio was 62 percent compared with 67 percent at Aug. 31, 2016, and 68 percent at Feb. 29, 2016. The five percentage point decrease from Aug. 31, 2016, was primarily due to an increase in shareowners’ equity resulting from earnings during fiscal 2017 slightly offset by dividends declared. The six percentage point decrease from Feb. 29, 2016, was primarily driven by an increase in shareowners’ equity resulting from earnings partially offset by dividends declared and increased commercial paper outstanding at Feb. 28, 2017, compared to Feb. 29, 2016.
We held cash and cash equivalents and short-term investments of $2,291 million and $1,736 million as of Feb. 28, 2017, and Aug. 31, 2016, respectively, of which $1,933 million and $1,629 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.6 billion of the $4.6 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2016. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.
Dividends: In the first half of fiscal year 2017, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payment Date	To Shareowners of Record as of:
Feb. 29, 2017	Jan. 27, 2017	54 cents	April 28, 2017	April 7, 2017
Feb. 29, 2017	Dec. 5, 2016	54 cents	Jan. 27, 2017	Jan. 6, 2017
Capital Expenditures: We expect fiscal 2017 cash required by investing to be $1.0 to $1.2 billion, with the capital expenditures component allocated towards both the Seeds and Genomics segment and the Agricultural Productivity segment. Capital expenditures within the Agricultural Productivity segment include expenditures to construct a dicamba-based herbicide manufacturing facility in Luling, Louisiana.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

Pension Contributions: As of Feb. 28, 2017, we have contributed $15 million to our U.S. qualified plan. Based on the funded status of our plan, we are not required to make any contributions. However, we expect to contribute an additional $45 million during the remainder of fiscal 2017 for a total of $60 million for fiscal 2017.
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
In the second quarter of fiscal 2017, we divested our Latitude business previously reported as part of the Agricultural Productivity segment for approximately $140 million in cash, subject to customary working capital adjustments. Approximately $85 million, less the carrying amount of assets sold of approximately $2 million, was recognized within other (income) expense, net in the Statement of Consolidated Operations. The recognition of the remaining $55 million is contingent on silthiofam re-registration within the European Union.
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

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

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
We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable seeds business, which has a portfolio focused on 21 crops, continues to develop and deliver new innovative products to our customer base as we continue to focus on our breeding investments and process optimization. We expect to see continued competition in seeds and genomics. We believe we will maintain a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
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
Intacta RR2 PRO technology has been fully approved by Brazil, Argentina, Paraguay, Uruguay and their key export markets, and we are currently selling that technology in Brazil, Argentina, Paraguay and Uruguay. In South America, we generally operate using a business model working with growers and grain handlers to collect technology value for soybeans either on the sale of new certified seed or through a point-of-delivery system for seeds that have been saved and replanted. The system has been operating in Brazil for many years, and nearly all of the grain handlers have enrolled in the point-of-delivery system. In Argentina, nearly all of the exporting grain handlers have enrolled in the point-of-delivery system, and we are enrolling additional local elevators. As previously announced, due to uncertainty raised by actions of the government of Argentina, and while we continue to pursue value capture in Argentina, we have placed a hold on the launch of new soybean traits in that country. We continue to pursue a long-term system that operates with integrity and predictability and will continue to evaluate our soybean business in Argentina. With regard to first generation Roundup Ready soybeans, we have deferred collection of royalties in Brazil until a final decision is reached by the courts on our patent term correction case. The Supreme Court of Brazil has granted certiorari of the case. We do not plan to collect on first generation Roundup Ready soybeans in Argentina.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Feb. 28, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Feb. 28, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2017 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2016:
Dec. 1, 2016, through Dec. 31, 2016	30	(2)	$105.20	—	$—
January 2017:
Jan. 1, 2017, through Jan. 31, 2017	30	(2)	$108.30	—	$—
February 2017:
Feb. 1, 2017, through Feb. 28, 2017	30	(2)	$113.83	—	$—
Total	90		$109.11	—	$—

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Shares withheld for taxes on restricted stock.
There were no publicly announced repurchase plans outstanding as of Feb. 28, 2017. The Merger Agreement includes restrictions on purchases of shares of the company’s common stock by the company.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: April 6, 2017

MONSANTO COMPANY	SECOND QUARTER 2017 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
11	Omitted — see Note 16 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.