Form 10-Q
period 2017-05-31
MONSANTO CO /NEW/
filed 2017-06-29
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 439,323,033 shares of common stock, $0.01 par value, outstanding as of June 26, 2017.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three and nine months ended May 31, 2017, and May 31, 2016, the Statements of Consolidated Comprehensive Income for the three and nine months ended May 31, 2017, and May 31, 2016, the Statements of Consolidated Financial Position as of May 31, 2017, and Aug. 31, 2016, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2017, and May 31, 2016, the Statements of Consolidated Shareowners’ Equity for the nine months ended May 31, 2017, and year ended Aug. 31, 2016, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the Notes to the Consolidated Financial Statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net Sales	$4,230	$4,189	$11,954	$10,940
Cost of goods sold	1,844	1,809	5,357	5,061
Gross Profit	2,386	2,380	6,597	5,879
Operating Expenses:
Selling, general and administrative expenses	789	729	2,031	1,858
Research and development expenses	417	387	1,168	1,091
Restructuring charges	(17)	15	(30)	290
Pending Bayer transaction related costs	33	—	153	—
Total Operating Expenses	1,222	1,131	3,322	3,239
Income from Operations	1,164	1,249	3,275	2,640
Interest expense	100	100	338	332
Interest income	(17)	(14)	(53)	(51)
Other expense (income), net	4	(35)	(41)	160
Income from Continuing Operations Before Income Taxes	1,077	1,198	3,031	2,199
Income tax provision	230	483	796	696
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$847	$715	$2,235	$1,503
Discontinued Operations:
Income from operations of discontinued business	—	—	21	24
Income tax provision	—	—	8	9
Income from Discontinued Operations	—	—	13	15
Net Income	$847	$715	$2,248	$1,518
Less: Net income (loss) attributable to noncontrolling interest	4	(2)	8	(9)
Net Income Attributable to Monsanto Company	$843	$717	$2,240	$1,527
Amounts Attributable to Monsanto Company:
Income from continuing operations	$843	$717	$2,227	$1,512
Income from discontinued operations	—	—	13	15
Net Income Attributable to Monsanto Company	$843	$717	$2,240	$1,527
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.92	$1.64	$5.08	$3.40
Income from discontinued operations	—	—	0.03	0.03
Net Income Attributable to Monsanto Company	$1.92	$1.64	$5.11	$3.43
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.90	$1.63	$5.03	$3.37
Income from discontinued operations	—	—	0.03	0.03
Net Income Attributable to Monsanto Company	$1.90	$1.63	$5.06	$3.40
Weighted Average Shares Outstanding:
Basic	439.1	437.1	438.6	444.2
Diluted	443.4	440.3	443.0	448.2
Dividends Declared per Share	$—	$—	$1.08	$1.08
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

Statements of Consolidated Comprehensive Income

Unaudited (Dollars in millions)	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$843	$717	$2,240	$1,527
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation, net of tax of $0, $3, $0 and $2, respectively	83	139	(15)	(127)
Postretirement benefit plan activity, net of tax of $4, $3, $16 and $12, respectively	9	8	32	24
Unrealized net losses on investment holdings, net of tax of $0, $0, $(1) and $(1), respectively	—	—	(2)	(2)
Realized net losses on investment holdings, net of tax of $0, $0, $1 and $0, respectively	—	—	1	—
Unrealized net derivative (losses) gains, net of tax of $(7), $18, $14 and $(3), respectively	(12)	30	26	(1)
Realized net derivative losses, net of tax of $2, $13, $21 and $39, respectively	2	15	31	48
Total Other Comprehensive Income (Loss), Net of Tax	82	192	73	(58)
Comprehensive Income Attributable to Monsanto Company	$925	$909	$2,313	$1,469
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net Income (Loss) Attributable to Noncontrolling Interests	4	(2)	8	(9)
Other Comprehensive Income (Loss)
Foreign currency translation	1	1	1	(1)
Total Other Comprehensive Income (Loss)	1	1	1	(1)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	$5	$(1)	$9	$(10)
Total Comprehensive Income	$930	$908	$2,322	$1,459
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions, except share amounts)	As of
	May 31, 2017	Aug. 31, 2016
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2017: $58 and 2016: $122)	$1,614	$1,676
Short-term investments	6	60
Trade receivables, net (variable interest entity restricted - 2017: $56 and 2016: $7)	3,913	1,926
Miscellaneous receivables	763	755
Inventory, net	3,189	3,241
Assets held for sale	302	272
Other current assets	231	227
Total Current Assets	10,018	8,157
Total property, plant and equipment	11,664	11,116
Less accumulated depreciation	6,164	5,885
Property, Plant and Equipment, net	5,500	5,231
Goodwill	4,032	4,020
Other Intangible Assets, Net	1,045	1,125
Noncurrent Deferred Tax Assets	534	613
Long-Term Receivables, Net	117	101
Other Assets	512	489
Total Assets	$21,758	$19,736
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2017: $0 and 2016: $113)	$2,611	$1,587
Accounts payable	753	1,006
Income taxes payable	243	41
Accrued compensation and benefits	366	239
Accrued marketing programs	1,455	1,650
Deferred revenue	545	568
Grower production accruals	68	47
Dividends payable	—	237
Customer payable	37	123
Restructuring reserves	67	227
Miscellaneous short-term accruals	813	1,004
Total Current Liabilities	6,958	6,729
Long-Term Debt (variable interest entity restricted - 2017: $98 and 2016: $0)	7,246	7,453
Postretirement Liabilities	316	371
Long-Term Deferred Revenue	24	35
Noncurrent Deferred Tax Liabilities	122	68
Long-Term Portion of Environmental and Litigation Liabilities	213	200
Long-Term Restructuring Reserves	10	17
Other Liabilities	321	318
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 612,881,253 and 611,435,047 shares, respectively
Outstanding 439,240,373 and 437,795,024 shares, respectively	6	6
Treasury stock 173,640,880 and 173,640,023 shares, respectively, at cost	(15,053)	(15,053)
Additional contributed capital	11,787	11,626
Retained earnings	12,527	10,763
Accumulated other comprehensive loss	(2,735)	(2,808)
Total Monsanto Company Shareowners’ Equity	6,532	4,534
Noncontrolling Interest	16	11
Total Shareowners’ Equity	6,548	4,545
Total Liabilities and Shareowners’ Equity	$21,758	$19,736
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Nine Months Ended
	May 31, 2017	May 31, 2016
Operating Activities:
Net Income	$2,248	$1,518
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	549	542
Bad-debt expense	61	81
Stock-based compensation expense	94	88
Excess tax benefits from stock-based compensation	(6)	(13)
Deferred income taxes	83	168
Restructuring impairments	40	119
Equity affiliate expense, net	6	6
Net gain on sale of a business or other assets	(88)	(31)
Other items	80	141
Changes in assets and liabilities that (required) provided cash, net of acquisitions:
Trade receivables, net	(2,062)	(1,755)
Inventory, net	14	(6)
Deferred revenue	(35)	61
Accounts payable and other accrued liabilities	(129)	(588)
Restructuring, net	(165)	90
Pension contributions	(31)	(47)
Other items, net	31	41
Net Cash Provided by Operating Activities	690	415
Cash Flows Provided (Required) by Investing Activities:
Maturities of short-term investments	52	35
Capital expenditures	(848)	(666)
Acquisition of businesses, net of cash acquired	(11)	(2)
Technology and other investments	(46)	(43)
Other investments and property disposal proceeds	101	37
Net Cash Required by Investing Activities	(752)	(639)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	514	1,942
Short-term debt proceeds	63	46
Short-term debt reductions	(12)	(252)
Long-term debt proceeds	600	9
Long-term debt reductions	(517)	(305)
Debt issuance costs	(2)	—
Treasury stock purchases	—	(3,001)
Stock option exercises	78	66
Excess tax benefits from stock-based compensation	6	13
Tax withholding on restricted stock and restricted stock units	(18)	(22)
Dividend payments	(712)	(727)
Payments to noncontrolling interests	(4)	(2)
Net Cash Required by Financing Activities	(4)	(2,233)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	(39)
Net Decrease in Cash and Cash Equivalents	(62)	(2,496)
Cash and Cash Equivalents at Beginning of Period	1,676	3,701
Cash and Cash Equivalents at End of Period	$1,614	$1,205
See Note 17 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2015	$6	$(12,053)	$11,464	$10,374	$(2,801)	$15	$7,005
Net Income (Loss)	—	—	—	1,336	—	(23)	1,313
Other Comprehensive Loss for 2016	—	—	—	—	(7)	(1)	(8)
Treasury Stock Purchases	—	(3,000)	(1)	—	—	—	(3,001)
Restricted Stock and Restricted Stock Unit Tax Withholding	—	—	(24)	—	—	—	(24)
Issuance of Shares Under Employee Stock Plans	—	—	81	—	—	—	81
Net Excess Tax Benefits from Stock-based Compensation	—	—	11	—	—	—	11
Stock-based Compensation Expense	—	—	111	—	—	—	111
Cash Dividends of $2.16 per Common Share	—	—	—	(947)	—	—	(947)
Acquisition of Noncontrolling Interest	—	—	(16)	—	—	26	10
Payments to Noncontrolling Interest	—	—	—	—	—	(6)	(6)
Balance as of Aug. 31, 2016	$6	$(15,053)	$11,626	$10,763	$(2,808)	$11	$4,545
Net Income	—	—	—	2,240	—	8	2,248
Other Comprehensive Income for 2017	—	—	—	—	73	1	74
Stock Option Exercises	—	—	78	—	—	—	78
Restricted Stock and Restricted Stock Unit Tax Withholding	—	—	(17)	—	—	—	(17)
Net Excess Tax Benefits from Stock-based Compensation	—	—	6	—	—	—	6
Stock-based Compensation Expense	—	—	94	—	—	—	94
Cash Dividends of $1.08 per Common Share	—	—	—	(476)	—	—	(476)
Payments to Noncontrolling Interest	—	—	—	—	—	(4)	(4)
Balance as of May 31, 2017	$6	$(15,053)	$11,787	$12,527	$(2,735)	$16	$6,548

(1)	See Note 15 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
On Nov. 2, 2015, the company signed a definitive agreement with Deere & Company (“Deere”) to sell the Precision Planting equipment business which is included in the Seed and Genomics segment for approximately $190 million in cash, subject to customary working capital adjustments. In August 2016, the U.S. Department of Justice filed a lawsuit to block Deere’s acquisition of the Precision Planting equipment business. In May 2017, the company terminated its agreement with Deere to sell the Precision Planting equipment business. The company continues to intend to sell the Precision Planting equipment business during this fiscal year and is actively marketing the business to third parties. As of May 31, 2017, and Aug. 31, 2016, Monsanto had $171 million and $172 million of assets held for sale, respectively, and $9 million and $12 million of liabilities held for sale classified within miscellaneous short-term accruals, respectively, on the Statements of Consolidated Financial Position related to this transaction. The assets were primarily related to inventory, net; trade receivables, net; property, plant, and equipment, net; goodwill; and other intangible assets, net, and the liabilities were primarily related to accrued marketing programs and accounts payable.
During the nine months ended May 31, 2017, the company divested its European-based silthiofam seed-treatment chemical business previously reported as part of the Agricultural Productivity segment for approximately $140 million in cash, subject to customary working capital adjustments. Approximately $85 million, less the carrying amount of assets sold of approximately $2 million, was recognized within other expense (income), net in the Statements of Consolidated Operations for the nine months ended May 31, 2017. The recognition of the remaining $55 million is contingent on silthiofam re-registration within the European Union.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all necessary adjustments which are normal and recurring to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016. Financial information for the third quarter and first nine months of fiscal year 2017 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In May 2017, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, “Scope of Modification Accounting” which clarifies modification accounting for share-based payment awards should not be applied if the fair value, vesting conditions, and classification of the modified award are the same before and immediately after the modification. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017. Adoption will be applied prospectively to awards modified on or after the adoption date. Accordingly, Monsanto is required to adopt this standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In February 2017, the FASB issued accounting guidance, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the Statements of Consolidated Operations and allows only the service cost component of net benefit costs to be eligible for capitalization. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15,

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
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
In February 2017, the FASB issued accounting guidance, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sale of Nonfinancial Assets” which clarifies the scope of transactions that are accounted for in accordance with the Other Income topic of the Accounting Standards Codification (“ASC”) as well when these assets would be derecognized. The Other Income topic of the ASC applies to a sale or transfer to a non-customer of nonfinancial assets or financial assets in a contract with substantially all of the fair value concentrated in nonfinancial assets. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with an early adoption of one-year permitted. This guidance is required to be adopted at the same time “Revenue from Contracts with Customers” is adopted. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. The method of adoption elected may be different than the method of adoption for “Revenue from Contracts with Customers.” Monsanto is required to adopt this standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
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
In October 2016, the FASB issued accounting guidance, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” which will require the income tax effects of intra-entity transfers of assets other than inventory to be recognized when the transfer occurs. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with early adoption permitted as of the beginning of an annual period. Adoption will be applied on a modified retrospective basis. Monsanto is required to adopt the standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
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

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
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
In March 2016, the FASB issued accounting guidance, “Improvements to Employee Share-Based Payment Accounting” which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted. Monsanto is required to adopt the standard in the first quarter of fiscal year 2018. The company has performed a preliminary impact assessment of the guidance and does not expect there to be a material impact on the consolidated financial statements and related disclosures upon adoption.
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

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
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

NOTE 3.	RESTRUCTURING
Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Cost of Goods Sold(1)	$(14)	$(1)	$(21)	$(53)
Restructuring Charges(2)	17	(15)	30	(290)
Income from Continuing Operations Before Income Taxes	$3	$(16)	$9	$(343)
Income Tax Provision	(3)	7	2	118
Net Income	$—	$(9)	$11	$(225)

(1)
For the three months ended May 31, 2017, and May 31, 2016, $14 million and $1 million of restructuring charges in cost of goods sold were recorded to the Seeds and Genomics segment, respectively. For the nine months ended May 31, 2017, $21 million of restructuring charges in cost of goods sold was split by segment as follows: $20 million in Seeds and Genomics and $1 million in Agricultural Productivity. For the nine months ended May 31, 2016, $53 million of restructuring charges in cost of goods sold was recorded to the Seeds and Genomics segment.

(2)
For the three months ended May 31, 2017, the net reversal of previously recognized expense of $17 million was split by segment as follows: $15 million in Seeds and Genomics and $2 million in Agricultural Productivity. For the three months ended May 31, 2016, $15 million of restructuring charges was split by segment as follows: $13 million in Seeds and Genomics and $2 million in Agricultural Productivity. For the nine months ended May 31, 2017, the net reversal of previously recognized expense of $30 million was split by segment as follows: $27 million in Seeds and Genomics and $3 million in Agricultural Productivity. For the nine months ended May 31, 2016, $290 million of restructuring charges was split by segment as follows: $259 million in Seeds and Genomics and $31 million in Agricultural Productivity.

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
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be in the range of $925 million to $1 billion. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $350 million to $370 million in work force reductions, including severance and related benefits; $95 million to $115 million in facility closures/exit costs, including contract termination costs; $480 million to $515 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following tables display the pretax charges incurred by segment under the 2015 Restructuring Plan.

	Three months ended May 31, 2017			Three months ended May 31, 2016
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$(24)	$(2)	$(26)	$(4)	$—	$(4)
Facility Closures/Exit Costs	3	—	3	5	—	5
Asset Impairments and Write-offs:
Property, plant and equipment	6	—	6	9	2	11
Inventory	10	—	10	1	—	1
Goodwill and other assets	4	—	4	3	—	3
Total Restructuring Charges, Net	$(1)	$(2)	$(3)	$14	$2	$16

	Nine months ended May 31, 2017			Nine months ended May 31, 2016			Cumulative Amount through May 31, 2017
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$(58)	$(4)	$(62)	$204	$9	$213	$325	$19	$344
Facility Closures/Exit Costs	13	1	14	11	—	11	36	6	42
Asset Impairments and Write-offs:
Property, plant and equipment	25	1	26	38	2	40	147	3	150
Inventory	10	—	10	38	—	38	103	—	103
Goodwill and other assets	3	—	3	21	20	41	189	20	209
Total Restructuring Charges, Net	$(7)	$(2)	$(9)	$312	$31	$343	$800	$48	$848
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
The three and nine months ended May 31, 2017, and May 31, 2016, include the reversal of $34 million, $91 million, $8 million and $20 million, respectively, of previously recognized expense due to changes in estimates related to work force reductions.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table summarizes the activities related to the company’s 2015 Restructuring Plan.

(Dollars in millions)	Work Force Reductions(1)	Facility Closures/Exit Costs(2)	Asset Impairments and Write-offs	Total
Balance as of Aug. 31, 2015	$217	$—	$—	$217
Net restructuring charges recognized in fiscal year 2016	189	28	147	364
Cash payments	(164)	(28)	—	(192)
Asset impairments and write-offs	—	—	(147)	(147)
Foreign currency impact	2	—	—	2
Balance as of Aug. 31, 2016	$244	$—	$—	$244
Net restructuring charges recognized in first nine months of fiscal year 2017	(62)	14	39	(9)
Cash payments	(105)	(11)	—	(116)
Asset impairments and write-offs	—	—	(39)	(39)
Foreign currency impact	(2)	—	—	(2)
Balance as of May 31, 2017	$75	$3	$—	$78

(1)
The restructuring liability balance included $10 million and $17 million that were recorded in long-term restructuring reserves in the Statements of Consolidated Financial Position as of May 31, 2017, and Aug. 31, 2016, respectively.

(2) The restructuring liability balance included $1 million that was recorded in long-term restructuring reserves in the Statement of Consolidated Financial Position as of May 31, 2017.

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of
(Dollars in millions)	May 31, 2017	Aug. 31, 2016
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$171	$511
Maximum future payout under recourse provisions	9	19
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$9	$60
Maximum future payout under recourse provisions	3	35
Agreements with Lenders(3)
Outstanding balance	$95	$73
Maximum future payout under the guarantee	64	57

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gross amounts of receivables sold under transactions that qualify for sales treatment were:

	Gross Amounts of Receivables Sold
	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$151	$151	$266	$167
European and Latin American agreements to sell trade receivables(2)	1	6	12	38

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 350 million Brazilian reais (approximately $108 million as of May 31, 2017) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company’s investment. Credit losses above Monsanto’s investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC, and as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities and Investments.
There were no significant recourse or non-recourse liabilities for all programs as of May 31, 2017, and Aug. 31, 2016. There were no significant delinquent loans for all programs as of May 31, 2017, and Aug. 31, 2016.

NOTE 5.	VARIABLE INTEREST ENTITIES AND INVESTMENTS
Variable Interest Entities
On Oct. 19, 2016, Monsanto exited a financing program in Brazil that was recorded as a consolidated variable interest entity (“VIE”). On Nov. 4, 2016, Monsanto entered into a new financing program in Brazil that is recorded as a consolidated VIE. For the most part, the new and previous arrangements of the Brazil VIE consist of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. Under the new arrangement, third parties, primarily investment funds, hold senior interests of 88 percent, and Monsanto holds the remaining 12 percent in the entity as of May 31, 2017. Under the previous arrangement, as of Aug. 31, 2016, third parties, primarily investment funds, held senior interest of 89 percent, and Monsanto held the remaining 11 percent interest. Under the new arrangement, the senior interests held by third parties are mandatorily redeemable shares and are included in long-term debt in the Statement of Consolidated Financial Position as of May 31, 2017. Under the previous arrangement, the senior interests held by third parties were mandatorily redeemable shares and were included in short-term debt in the Statement of Consolidated Financial Position as of Aug. 31, 2016.
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

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
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
Monsanto has entered into an agreement with a third party to establish an entity to focus on research and development (“R&D”) related to agricultural fungicides for agricultural applications. This entity is recorded as a consolidated VIE of Monsanto. Under the arrangement, Monsanto holds a call option to acquire the majority of the equity interests in the R&D VIE from the third-party owner. Monsanto funds the operations of the R&D VIE in return for additional equity interests or to retain the call option. The funding is provided in separate research phases if research milestones are met. The R&D VIE was established to perform agricultural-based R&D activities for the benefit of Monsanto, and Monsanto provides all funding of the R&D VIE’s activities. Further, Monsanto has the power to direct the activities most significant to the R&D VIE. As a result, Monsanto is the primary beneficiary of the R&D VIE, and the R&D VIE is consolidated in Monsanto’s consolidated financial statements. The third-party owner of the R&D VIE do not have recourse to the general assets of Monsanto beyond Monsanto’s maximum exposure to loss at any given time relating to the R&D VIE.
Monsanto enters into agreements with agents to distribute certain branded seed in the United States. Monsanto offers financing to agents that constitutes a variable interest as it exposes Monsanto to variability of the agent. Certain agents with these financing arrangements have been determined to be VIEs. Monsanto does not consolidate the agents as Monsanto is not the primary beneficiary, and any exposure to loss is limited to the amount of financing provided to the agent. The amount of Monsanto’s exposure varies based on the seasonality of the business and is not material as of May 31, 2017, and Aug. 31, 2016.
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
For such investments that were accounted for under the equity method and cost basis included in other assets in the Statements of Consolidated Financial Position, the amounts are summarized in the following table:

	As of
(Dollars in millions)	May 31, 2017	Aug. 31, 2016
Equity Method Investments	$146	$152
Cost Basis Investments	100	94
Total	$246	$246

NOTE 6.	RECEIVABLES
Trade receivables in the Statements of Consolidated Financial Position are net of allowances of $116 million and $94 million as of May 31, 2017, and Aug. 31, 2016, respectively.
The company has long-term customer financing receivables that relate to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $351 million and $260 million with a corresponding allowance for credit losses on these receivables of $234 million and $228 million as of May 31, 2017, and Aug. 31, 2016, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net in the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2015	$120
Incremental Provision	78
Recoveries	(2)
Write-offs	(4)
Other(1)	36
Balance as of Aug. 31, 2016	$228
Incremental Provision	17
Recoveries	(31)
Write-offs	(1)
Other(1)	21
Balance as of May 31, 2017	$234
(1)Includes reclassifications from the allowance for current receivables and foreign currency translation adjustments.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	May 31, 2017	Aug. 31, 2016
Finished Goods	$1,564	$1,404
Goods In Process	1,316	1,489
Raw Materials and Supplies	466	498
Inventory at FIFO Cost	3,346	3,391
Excess of FIFO over LIFO Cost	(157)	(150)
Total	$3,189	$3,241

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2017, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2016	$3,967	$53	$4,020
Effect of foreign currency translation and other adjustments	14	(2)	12
Balance as of May 31, 2017	$3,981	$51	$4,032
The fiscal year 2017 annual goodwill impairment test was performed as of Mar. 1, 2017, and no goodwill impairment existed as of that date. There were no events or circumstances indicating that goodwill might be impaired as of May 31, 2017.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2017			As of Aug. 31, 2016
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,070	$(801)	$269	$1,070	$(778)	$292
Acquired Intellectual Property	1,073	(654)	419	1,042	(593)	449
Trademarks	334	(165)	169	334	(152)	182
Customer Relationships	286	(220)	66	301	(223)	78
Other	68	(38)	30	65	(33)	32
Total Other Intangible Assets, Finite Lives	$2,831	$(1,878)	$953	$2,812	$(1,779)	$1,033
In Process Research & Development, Indefinite Lives	92	—	92	92	—	92
Total Other Intangible Assets	$2,923	$(1,878)	$1,045	$2,904	$(1,779)	$1,125
Total amortization expense of total other intangible assets was $36 million and $29 million for the three months ended May 31, 2017, and May 31, 2016, respectively, and $110 million and $88 million for the nine months ended May 31, 2017, and May 31, 2016, respectively.
The estimated intangible asset amortization expense for fiscal year 2017 through fiscal year 2021 is as follows:

(Dollars in millions)	Amount
2017	$147
2018	120
2019	111
2020	108
2021	106

NOTE 9.	INCOME TAXES
Monsanto recorded a discrete tax benefit of $50 million in the first nine months of fiscal 2017, primarily as a result of favorable adjustments to Monsanto’s tax returns filed during the year. Monsanto recorded a discrete tax expense of $146 million in the first nine months of fiscal 2016, primarily as a result of establishing a valuation allowance on Argentina’s deferred tax assets, offset by favorable adjustments to Monsanto’s tax returns filed during the year.

NOTE 10.	DEBT AND OTHER CREDIT ARRANGEMENTS
In April 2016, Monsanto filed a shelf registration with the Securities and Exchange Commission (“SEC”) (“2016 shelf registration”) that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.
Monsanto has a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of May 31, 2017, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.
Monsanto’s short-term debt instruments include commercial paper, the current portion of long-term debt, notes payable to banks and borrowings under the delayed draw term loan facility. As of May 31, 2017, Monsanto had commercial paper borrowings outstanding of $1,212 million which are included in short-term debt in the Statement of Consolidated Financial Position. As of Aug. 31, 2016, there was $500 million of commercial paper borrowings outstanding. Additionally, as of May 31, 2017, the mandatorily redeemable shares of the Brazil VIE were classified as long-term debt instruments. These instruments were classified as short-term debt as of Aug. 31, 2016. See Note 5 — Variable Interest Entities and Investments — for additional information.
In October 2016, Monsanto closed a $1 billion delayed draw term loan facility that matures the earlier of October 2019 or the consummation of the Merger with Bayer. Borrowings under the facility were $500 million as of May 31, 2017. Proceeds were used for general corporate purposes.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The fair value of total short-term debt was $2,621 million and $1,589 million as of May 31, 2017, and Aug. 31, 2016, respectively. The fair value of the total long-term debt was $7,483 million and $7,834 million as of May 31, 2017, and Aug. 31, 2016, respectively. See Note 11 — Fair Value Measurements — for additional information.

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
The following tables set forth by level Monsanto’s assets and liabilities disclosed at fair value on a recurring basis as of May 31, 2017, and Aug. 31, 2016. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at May 31, 2017, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$1,243	$—	$—	$1,243
Short-term investments	6	—	—	6
Equity securities	10	—	—	10
Derivative assets related to:
Foreign currency contracts	—	23	—	23
Commodity contracts	27	4	—	31
Total Assets at Fair Value	$1,286	$27	$—	$1,313
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$2,621	$—	$2,621
Long-term debt instruments(1)	—	7,385	98	7,483
Derivative liabilities related to:
Foreign currency contracts	—	9	—	9
Commodity contracts	10	6	—	16
Total Liabilities at Fair Value	$10	$10,021	$98	$10,129

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

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

or dealer quoted prices. When observable inputs are available for substantially the full term of the contract, it is classified as Level 2. Based on historical experience with the company’s suppliers and customers, the company’s own credit risk and knowledge of current market conditions, the company does not view nonperformance risk to be a significant input to the fair value for the majority of its forward commodity purchase and sale contracts. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the Statements of Consolidated Financial Position as a component of accumulated other comprehensive loss until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur. Changes in the fair value of derivatives are recognized in the Statements of Consolidated Operations as a component of net sales, cost of goods sold and other expense (income), net.
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
Short-term debt instruments may consist of commercial paper, current portion of long-term debt, borrowings under the delayed draw term loan facility and notes payable to banks. Commercial paper, notes payable to banks and borrowings under the delayed draw term loan facility are recorded at amortized cost in the Statements of Consolidated Financial Position, which approximates fair value. Current portion of long-term debt is measured at fair value for disclosure purposes and determined based on current market yields for Monsanto’s debt traded in the secondary market. See Note 10 — Debt and Other Credit Arrangements — for additional disclosures.
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
For the nine months ended May 31, 2017, and May 31, 2016, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of May 31, 2017, and Aug. 31, 2016. The following table summarizes the change in fair value of the Level 3 long-term debt instrument for the nine months ended May 31, 2017.

(Dollars in millions)
Balance Aug. 31, 2016	$—
Issuance of mandatorily redeemable shares	93
Accretion expense	6
Payments	(5)
Effect of foreign currency translation adjustments	4
Balance May 31, 2017(1)	$98

(1)	Includes 315,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $308) as of May 31, 2017.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table summarizes the change in fair value of the Level 3 short-term debt instrument for the nine months ended May 31, 2017.

(Dollars in millions)
Balance Aug. 31, 2016(1)	$113
Redemption of mandatorily redeemable shares	(103)
Accretion expense	2
Payments	(7)
Effect of foreign currency translation adjustments	(5)
Balance May 31, 2017	$—

(1)	Includes 350,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $309) as of Aug. 31, 2016.
There were no significant measurements of liabilities to their implied fair value on a nonrecurring basis during the three and nine months ended May 31, 2017, and May 31, 2016.
Significant measurements during the three and nine months ended May 31, 2017, and May 31, 2016, of assets to their implied fair value on a nonrecurring basis were as follows:
Property, Plant and Equipment, Net: During the three months ended May 31, 2017, property, plant and equipment within the Seeds and Genomics segment with a net book value of $6 million was written down to its implied fair value of less than $1 million, resulting in an impairment charge of $6 million, with $2 million included in cost of goods sold and $4 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
During the nine months ended May 31, 2017, property, plant and equipment within the Seeds and Genomics segment with a net book value of $24 million was written down to its implied fair value estimate of $7 million, resulting in an impairment charge of $17 million, with $6 million included in cost of goods sold and $11 million included in restructuring charges in the Statement of Consolidated Operations. The implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
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

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

implied fair value calculations were performed using a discounted cash flow model (a Level 3 measurement). See Note 3 — Restructuring — for additional disclosures.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of May 31, 2017, and Aug. 31, 2016.
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 15 months for foreign currency hedges and 30 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $20 million is expected to be reclassified from accumulated other comprehensive loss into earnings. A pretax loss of $37 million was reclassified into other expense (income), net as a result of the discontinuance of an interest rate hedge during the nine months ended May 31, 2017, because it was probable the original forecasted transaction would not occur by the end of the originally specified time period. A pretax loss of less than $1 million during the nine months ended May 31, 2017, was reclassified into cost of goods sold in the Statement of Consolidated Operations as a result of the discontinuance of foreign currency cash flow hedges because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period. A pretax loss of less than $1 million during the nine months ended May 31, 2016, was reclassified into cost of goods sold in the Statement of Consolidated Operations as a result of the discontinuance of commodity cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. No cash flow hedges were discontinued during the three months ended May 31, 2017, and May 31, 2016.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three and nine months ended May 31, 2017, and May 31, 2016.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of May 31, 2017, and Aug. 31, 2016, are as follows:

	As of
(Dollars in millions)	May 31, 2017	Aug. 31, 2016
Derivatives Designated as Hedges:
Foreign exchange contracts	$218	$388
Commodity contracts	653	484
Interest rate contracts	—	150
Total Derivatives Designated as Hedges	$871	$1,022
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,547	$1,096
Commodity contracts	280	223
Interest rate contracts	21	116
Total Derivatives Not Designated as Hedges	$1,848	$1,435

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of May 31, 2017
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$26	$(9)	$17	$—	$17
Foreign exchange contracts	2	—	2	—	2
Derivatives not designated as hedges:
Commodity contracts	5	—	5	—	5
Foreign exchange contracts	21	—	21	—	21
Total other current assets	54	(9)	45	—	45	$186	$231
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	—	(1)	(1)	1	—
Total other assets	—	(1)	(1)	1	—	512	512
Total Asset Derivatives	$54	$(10)	$44	$1	$45
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$9	$(9)	$—	$—	$—
Total other current assets	9	(9)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total other assets	1	(1)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	5	—	5	—	5
Derivatives not designated as hedges:
Commodity contracts	1	—	1	—	1
Foreign exchange contracts	9	—	9	—	9
Total miscellaneous short-term accruals	15	—	15	—	15	$798	$813
Total Liability Derivatives	$25	$(10)	$15	$—	$15

(1)
As allowed by the Derivatives and Hedging topic of the ASC, derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2016
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$9	$(29)	$(20)	$20	$—
Foreign exchange contracts	4	—	4	—	4
Derivatives not designated as hedges:
Commodity contracts(1)	9	(6)	3	—	3
Foreign exchange contracts	6	—	6	—	6
Total other current assets	28	(35)	(7)	20	13	$214	$227
Other assets
Derivatives designated as hedges
Commodity contracts(1)	—	(4)	(4)	4	—
Total other assets	—	(4)	(4)	4	—	489	489
Total Asset Derivatives	$28	$(39)	$(11)	$24	$13
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$29	$(29)	$—	$—	$—
Derivatives not designated as hedges:
Commodity contracts(1)	6	(6)	—	—	—
Total other current assets	35	(35)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	4	(4)	—	—	—
Total other assets	4	(4)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	11	—	11	—	11
Foreign currency contracts	8	—	8	—	8
Interest rate contracts	41	—	41	—	41
Derivatives not designated as hedges:
Foreign exchange contracts	7	—	7	—	7
Total miscellaneous short-term accruals	67	—	67	—	67	$937	$1,004
Other liabilities
Derivatives designated as hedges:
Commodity contracts	2	—	2	—	2
Total other liabilities	2	—	2	—	2	316	318
Total Liability Derivatives	$108	$(39)	$69	$—	$69

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Statements of Consolidated Operations Classification
(Dollars in millions)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$28	$(20)	Cost of goods sold
Commodity contract			—	(1)	Other expense (income), net
Cash flow hedges:
Foreign currency contracts	$—	$(9)	(2)	3	Net sales
Foreign currency contracts	(2)	(1)	3	6	Cost of goods sold
Commodity contracts	(17)	57	(2)	(34)	Cost of goods sold
Interest rate contracts	—	1	(3)	(3)	Interest expense
Total Derivatives Designated as Hedges	(19)	48	24	(49)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			20	(8)	Other expense (income), net
Commodity contracts			1	7	Net sales
Commodity contracts			1	—	Cost of goods sold
Total Derivatives Not Designated as Hedges			22	(1)
Total Derivatives	$(19)	$48	$46	$(50)

(1)	Accumulated other comprehensive loss (AOCL)

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the three months ended May 31, 2017, and May 31, 2016. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended May 31, 2017, and May 31, 2016.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction loss of $31 million and a gain of $19 million during the three months ended May 31, 2017, and May 31, 2016, respectively.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Nine Months Ended		Nine Months Ended		Statements of Consolidated Operations Classification
(Dollars in millions)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$18	$(19)	Cost of goods sold
Commodity contracts			—	(1)	Other expense (income), net
Cash flow hedges:
Foreign currency contracts	$20	$(4)	8	11	Net sales
Foreign currency contracts	5	3	5	19	Cost of goods sold
Commodity contracts	12	20	(17)	(106)	Cost of goods sold
Interest rate contracts	—	—	(37)	—	Other expense (income), net
Interest rate contracts	3	(23)	(11)	(11)	Interest expense
Total Derivatives Designated as Hedges	40	(4)	(34)	(107)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			1	(32)	Other expense (income), net
Commodity contracts			1	8	Net sales
Commodity contracts			—	1	Cost of goods sold
Total Derivatives Not Designated as Hedges			2	(23)
Total Derivatives	$40	$(4)	$(32)	$(130)

(1)	Accumulated other comprehensive loss (AOCL)

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the nine months ended May 31, 2017, and May 31, 2016. No gains or losses were excluded from the assessment of hedge effectiveness during the nine months ended May 31, 2017, and May 31, 2016.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction loss of $13 million and $169 million during the nine months ended May 31, 2017, and May 31, 2016, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association (“ISDA”) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $9 million and $63 million as of May 31, 2017, and Aug. 31, 2016, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of May 31, 2017, and Aug. 31, 2016, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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

Pension Benefits	Three Months Ended May 31, 2017			Three Months Ended May 31, 2016
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$16	$3	$19	$19	$3	$22
Interest Cost on Benefit Obligation	20	1	21	28	2	30
Assumed Return on Plan Assets	(43)	(2)	(45)	(46)	(2)	(48)
Amortization of Unrecognized Net Loss	12	1	13	13	1	14
Curtailment and Settlement Charges	—	1	1	—	—	—
Total Net Periodic Benefit Cost	$5	$4	$9	$14	$4	$18

Pension Benefits	Nine Months Ended May 31, 2017			Nine Months Ended May 31, 2016
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$46	$9	$55	$51	$9	$60
Interest Cost on Benefit Obligation	61	4	65	77	5	82
Assumed Return on Plan Assets	(128)	(6)	(134)	(125)	(6)	(131)
Amortization of Unrecognized Net Loss	35	3	38	39	3	42
Restructuring Charges	—	2	2	—	1	1
Curtailment and Settlement Charges	—	1	1	—	—	—
Total Net Periodic Benefit Cost	$14	$13	$27	$42	$12	$54

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016
Service Cost for Benefits Earned During the Period	$3	$2
Interest Cost on Benefit Obligation	1	1
Amortization of Unrecognized Net Loss/(Gain)	1	(1)
Total Net Periodic Benefit Cost	$5	$2

Health Care and Other Postretirement Benefits	Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016
Service Cost for Benefits Earned During the Period	$5	$5
Interest Cost on Benefit Obligation	4	5
Amortization of Unrecognized Net Loss/(Gain)	4	(4)
Restructuring Charges	2	—
Total Net Periodic Benefit Cost	$15	$6

NOTE 14.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and nine months ended May 31, 2017, and May 31, 2016.

	Three Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016
Cost of Goods Sold	$3	$4
Selling, General and Administrative Expenses	19	11
Research and Development Expenses	6	6
Restructuring Charges	—	2
Pre-Tax Stock-Based Compensation Expense	28	23
Income Tax Benefit	(9)	(7)
Net Stock-Based Compensation Expense	$19	$16

	Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016
Cost of Goods Sold	$10	$11
Selling, General and Administrative Expenses	64	57
Research and Development Expenses	19	22
Restructuring Charges	1	2
Pre-Tax Stock-Based Compensation Expense	94	92
Income Tax Benefit	(32)	(30)
Net Stock-Based Compensation Expense	$62	$62

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 15.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Postretirement Benefit Items	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
Balance as of Aug. 31, 2015	$(2,327)	$(286)	$2	$(190)	$(2,801)
Other comprehensive income (loss) before reclassifications	35	(83)	(2)	(42)	(92)
Amounts reclassified from accumulated other comprehensive loss	—	29	1	55	85
Net current-period other comprehensive income (loss)	35	(54)	(1)	13	(7)
Balance as of Aug. 31, 2016	$(2,292)	$(340)	$1	$(177)	$(2,808)
Other comprehensive (loss) income before reclassifications	(15)	—	(2)	26	9
Amounts reclassified from accumulated other comprehensive loss	—	32	1	31	64
Net current-period other comprehensive (loss) income	(15)	32	(1)	57	73
Balance as of May 31, 2017	$(2,307)	$(308)	$—	$(120)	$(2,735)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016	Affected Line Item in the Statements of Consolidated Operations
Available for Sale Securities:
Loss on Equity Security	$—	$—	$2	$—	Other expense (income), net
	—	—	2	—	Total before income taxes
	—	—	(1)	—	Income tax provision
	$—	$—	$1	$—	Net of tax
Cash Flow Hedges:
Foreign Exchange Contracts	$2	$(3)	$(8)	$(11)	Net sales
Foreign Exchange Contracts	(3)	(6)	(5)	(19)	Cost of goods sold
Commodity Contracts	2	34	17	106	Cost of goods sold
Interest Rate Contracts	—	—	37	—	Other expense (income), net
Interest Rate Contracts	3	3	11	11	Interest expense
	4	28	52	87	Total before income taxes
	(2)	(13)	(21)	(39)	Income tax provision
	$2	$15	$31	$48	Net of tax
Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$5	$4	$15	$12	Inventory/Cost of goods sold(1)
Amortization of Unrecognized Net Loss	9	7	29	24	Selling, general and administrative expenses
Amortization of Unrecognized Net Loss	—	—	4	—	Restructuring charges
	14	11	48	36	Total before income taxes
	(5)	(3)	(16)	(12)	Income tax provision
	$9	$8	$32	$24	Net of tax
Total Reclassifications For The Period	$11	$23	$64	$72	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $5 million and $4 million of net periodic benefit cost to inventory, of which approximately $3 million and $2 million was recognized in cost of goods sold during the three months ended May 31, 2017, and May 31, 2016, respectively. The company recorded $15 million and $12 million of net periodic benefit cost to inventory, of which approximately $14 million and $12 million was recognized in cost of goods sold during the nine months ended May 31, 2017, and May 31, 2016, respectively. See Note 13 — Postretirement Benefits - Pensions, Health Care and Other — for additional information.

NOTE 16.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) was computed using the weighted-average number of common shares outstanding during the periods shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares when in a net income position. Potential common shares consist primarily of stock options, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Of those antidilutive options, certain options were excluded from the computations of dilutive potential common shares as their exercise prices were greater than the average market price of the common shares for the period.

	Three Months Ended		Nine Months Ended
(Shares in millions)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Weighted-Average Number of Common Shares	439.1	437.1	438.6	444.2
Dilutive Potential Common Shares	4.3	3.2	4.4	4.0
Antidilutive Potential Common Shares	0.3	5.3	2.1	4.9
Shares Excluded From Computation of Dilutive Potential Shares with Exercise Prices Greater than the Average Market Price of Common Shares for the Period	0.3	3.2	1.7	3.2

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 17.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016
Interest	$287	$256
Taxes	475	704
During the nine months ended May 31, 2017, and May 31, 2016, the company recorded the following noncash transactions:

•	During the nine months ended May 31, 2017, and May 31, 2016, the company recognized noncash transactions related to restructuring. See Note 3 — Restructuring.

•
As of May 31, 2017, and May 31, 2016, the company recognized noncash capital expenditures of $136 million and $84 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

•	During the nine months ended May 31, 2017, and May 31, 2016, the company recognized noncash transactions related to stock-based compensation. See Note 14 — Stock-Based Compensation Plans.

NOTE 18.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which Monsanto is party in its own name and proceedings to which its former parent, Pharmacia LLC (“Pharmacia”), or its former subsidiary, Solutia, Inc. (“Solutia”), is a party but that Monsanto manages and for which Monsanto is responsible pursuant to certain indemnification agreements. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $266 million and $545 million as of May 31, 2017, and Aug. 31, 2016, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016.
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
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016, and our Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2016, and Feb. 28, 2017, the company was named in approximately 30 personal injury lawsuits filed over several years on behalf of approximately 750 persons in state courts in St. Louis, Missouri and Los Angeles, California. Plaintiffs claimed they were injured by PCBs manufactured by Pharmacia’s chemical business over four decades ago and incorporated into products made, used and sometimes disposed of by others. In September 2016, the parties reached an agreement to settle these personal injury lawsuits pursuant to which the company is required to pay up to $280 million into a settlement fund, with the settlement and the final payment amount contingent upon the level of claimant participation. As of Aug. 31, 2016, $280 million was recorded in the Statement of Consolidated Financial Position within miscellaneous short-term accruals; the related expense was included in selling, general and administrative expenses in the Statement of Consolidated Operations. In November 2016 and December 2016, the first and second claimant participation levels were met, and the company paid $250 million and $25 million respectively, into the settlement fund. In February 2017 and June 2017, pro rata portions of the final claimant participation level were met, and payments totaling approximately $4 million were made. The company also has been named in lawsuits brought by various governmental entities claiming that Monsanto, Pharmacia and Solutia, collectively as a manufacturer of PCBs, should be responsible for a variety of damages due to PCBs in bodies of water, regardless of how PCBs came to be located there. The company believes that these novel claims are without merit and is vigorously defending the cases on legal and factual grounds.
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

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

the ultimate liabilities resulting from such proceedings, or the proceedings reflected in the above liability, will have a material adverse effect on Monsanto’s consolidated results of operations, financial position, cash flows or liquidity.
The company is defending lawsuits in various state and federal courts, in which approximately 1,400 plaintiffs claim to have been injured by exposure to glyphosate-based products manufactured by the company. The majority of plaintiffs have brought actions in state courts in Missouri, Delaware and California, while the remainder of plaintiffs’ cases were filed in many different federal courts. In October 2016, the Judicial Panel on Multi-District Litigation transferred to the Northern District of California all of the federal cases for pretrial purposes. The company believes that it has meritorious factual and legal defenses to these cases and is vigorously defending them.
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

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net Sales(1)
Corn seed and traits	$1,491	$1,592	$5,342	$5,024
Soybean seed and traits	896	693	2,358	1,913
Cotton seed and traits	338	285	562	370
Vegetable seeds	199	196	523	526
All other crops seeds and traits	208	441	381	590
Total Seeds and Genomics	$3,132	$3,207	$9,166	$8,423
Agricultural productivity	1,098	982	$2,788	$2,517
Total Agricultural Productivity	$1,098	$982	$2,788	$2,517
Total	$4,230	$4,189	$11,954	$10,940

Gross Profit
Corn seed and traits	$922	$976	$3,389	$3,063
Soybean seed and traits	588	391	1,667	1,220
Cotton seed and traits	268	205	418	248
Vegetable seeds	99	108	267	244
All other crops seeds and traits	138	369	191	430
Total Seeds and Genomics	$2,015	$2,049	$5,932	$5,205
Agricultural productivity	371	331	$665	$674
Total Agricultural Productivity	$371	$331	$665	$674
Total	$2,386	$2,380	$6,597	$5,879

EBIT(2)(3)(4)
Seeds and Genomics	$995	$1,094	$3,033	$2,258
Agricultural Productivity	160	187	292	253
Total	$1,155	$1,281	$3,325	$2,511

Depreciation and Amortization Expense
Seeds and Genomics	$137	$144	$422	$444
Agricultural Productivity	40	34	127	98
Total	$177	$178	$549	$542

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under U.S. GAAP. EBIT is an operating performance measure for the two reportable segments.

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $21 million and $24 million for the nine months ended May 31, 2017, and May 31, 2016, respectively.

(4)
Seeds and Genomics EBIT includes losses from operations of noncontrolling interests of $5 million and $11 million for the three and nine months ended May 31, 2017. Seeds and Genomics EBIT includes a loss from operations of noncontrolling interests of $2 million for the three months ended May 31, 2016, and income from operations of noncontrolling interests of $10 million for the nine months ended May 31, 2016. For the three and nine months ended May 31, 2017, and May 31, 2016, Agricultural Productivity EBIT includes losses from operations of noncontrolling interests of $1 million, respectively.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income attributable to Monsanto Company for each period is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
EBIT(1)	$1,155	$1,281	$3,325	$2,511
Interest Expense — Net	83	86	285	281
Income Tax Provision(2)	229	478	800	703
Net Income Attributable to Monsanto Company	$843	$717	$2,240	$1,527

(1)	Includes the income from operations of discontinued businesses and the (loss) income from operations of noncontrolling interests.

(2)	Includes the income tax provision on discontinued operations and the income tax (benefit) expense of noncontrolling interest.

NOTE 20.	SUBSEQUENT EVENT
On June 6, 2017, the Board of Directors declared a quarterly dividend on its common shares of 54 cents per share. The dividend is payable on July 28, 2017, to shareowners of record on July 7, 2017.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016. Financial information for the third quarter and the first nine months of fiscal year 2017 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Item 1 — Financial Statements — Note 19 — Segment Information — for a reconciliation of EBIT to net income attributable to Monsanto Company for the three and nine months ended May 31, 2017, and May 31, 2016.
We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities less capital expenditures. Prior to the second quarter of fiscal year 2017, we defined free cash flow as the total of net cash provided or required by operating activities and net cash provided or required by investing activities. As this definition varies from other more common definitions of free cash flow, we determined it was appropriate to redefine free cash flow to conform to one of the more typical definitions beginning with the second quarter of fiscal year 2017. The prior period calculations of free cash flow have been restated to conform to the new presentation. Free cash flow does not represent the residual cash flow available for discretionary expenditures. We believe that

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

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
Executive Summary
Consolidated Operating Results — Net sales increased $41 million, or one percent, in the three month comparison and increased $1,014 million, or nine percent, in the nine month comparison. The primary contributors to the increase in the three month comparison were increases in soybean seed and traits, cotton seed and traits and agricultural productivity. The net sales increase in soybean seed and traits was primarily driven by higher volumes in North America resulting from increased acres and Roundup Ready 2 XTEND soybean penetration in the United States. The net sales increase in cotton seed and traits was primarily driven by higher volumes in the United States resulting from increased planted acres and share gains coupled with Bollgard II XtendFlex cotton penetration partially offset by a decrease due to a change in our customer contracts. The increase in agricultural productivity reflects first-time XtendiMax with VaporGrip Technology dicamba-based herbicide revenue and higher average net selling price of Roundup and other glyphosate-based herbicides. These increases were partially offset by net sales decreases in all other crops seeds and traits and corn seed and traits. The decrease in all other crops seeds and traits was driven by the absence of commercial and research agreements entered into in the third quarter of fiscal 2016 to license our alfalfa traits and technology to a third party. The net sales decrease in corn seed and traits was primarily driven by lower volume due to decreased acres in the United States in conjunction with grower demand in Europe and the United States shifting to the second quarter in fiscal 2017 compared to the third quarter as in fiscal 2016.
The primary contributors to the increase in the nine month comparison were increases in soybean seed and traits, corn seed and traits, cotton seed and traits and agricultural productivity. The net sales increase in soybean seed and traits was primarily driven by higher volumes in North America resulting from increased acres, increased Intacta RR2 PRO soybean penetration in Brazil and Argentina, increased Roundup Ready 2 XTEND soybean penetration in the United States and favorable currency impacts in Brazil. The net sales increase in corn seed and traits was primarily driven by higher average net selling prices in South America; share gains in the United States, Europe and Argentina; and favorable currency impacts in Brazil. The net sales increase in cotton seed and traits was primarily driven by higher volume from increased planted acres in Australia and the United States and share gains coupled with Bollgard II XtendFlex cotton penetration in the United States. The increase in agricultural productivity reflects increased volume of Roundup and other glyphosate-based herbicides globally, first time XtendiMax with VaporGrip Technology dicamba-based herbicide revenue and favorable currency impact in Brazil. These increases were partially offset by lower average net selling price of Roundup and other glyphosate-based herbicides and a net sales decrease in all other crops seeds and traits primarily driven by the absence of a license agreement of our alfalfa traits and technology in the third quarter of fiscal 2016.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit, see the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections in this MD&A.
Net income attributable to Monsanto Company was $1.90 per share in the third quarter of fiscal 2017, compared to $1.63 per share in the third quarter of fiscal 2016. Net income attributable to Monsanto Company was $5.06 per share in the first nine months of fiscal 2017, compared to $3.40 per share in the first nine months of fiscal 2016.
Financial Condition, Liquidity and Capital Resources — At May 31, 2017, working capital was $3,060 million compared with $2,875 million at May 31, 2016, an increase of $185 million, and compared with $1,428 million at Aug. 31, 2016, an increase of $1,632 million. For a detailed discussion of the factors affecting the working capital comparison, see the “Working Capital and Financial Condition” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
In the first nine months of fiscal 2017, net cash provided by operating activities was $690 million compared with $415 million provided in the first nine months of fiscal 2016. Net cash required by investing activities was $752 million in the first nine months of fiscal 2017 compared with $639 million in the first nine months of fiscal 2016. Net cash required by financing activities was $4 million in the first nine months of fiscal 2017 compared with $2,233 million in the first nine months of fiscal 2016. Free cash flow was an outflow of $158 million in the first nine months of fiscal 2017 compared with an outflow of $251 million in the first nine months of fiscal 2016. For a detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
At May 31, 2017, our debt-to-capital ratio was 60 percent compared with 67 percent at Aug. 31, 2016. The seven percentage point decrease from Aug. 31, 2016, was primarily due to an increase in shareowners’ equity resulting from earnings during fiscal 2017 slightly offset by dividends declared and an increase in short term debt, primarily due to increased commercial paper borrowings.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

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
Roundup herbicides remain the largest crop protection brand globally. Monsanto’s crop protection business focus is to support Monsanto’s Roundup Ready crops strategically through our weed management platform that delivers weed control offerings for farmers. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally.
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

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
(Dollars in millions, except per share amounts)	May 31, 2017	May 31, 2016	Increase/ (Decrease)	May 31, 2017	May 31, 2016	Increase/ (Decrease)
Net Sales	$4,230	$4,189	1%	$11,954	$10,940	9%
Cost of goods sold	1,844	1,809	2%	5,357	5,061	6%
Gross Profit	2,386	2,380	—%	6,597	5,879	12%
Operating Expenses:
Selling, general and administrative expenses	789	729	8%	2,031	1,858	9%
Research and development expenses	417	387	8%	1,168	1,091	7%
Restructuring charges	(17)	15	NM	(30)	290	NM
Pending Bayer transaction related costs	33	—	NM	153	—	NM
Total Operating Expenses	1,222	1,131	8%	3,322	3,239	3%
Income from Operations	1,164	1,249	(7)%	3,275	2,640	24%
Interest expense	100	100	—%	338	332	2%
Interest income	(17)	(14)	21%	(53)	(51)	4%
Other expense (income), net	4	(35)	NM	(41)	160	NM
Income from Continuing Operations Before Income Taxes	1,077	1,198	(10)%	3,031	2,199	38%
Income tax provision	230	483	(52)%	796	696	14%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	847	715	18%	2,235	1,503	49%
Discontinued Operations:
Income from operations of discontinued business	—	—	—%	21	24	(13)%
Income tax provision	—	—	—%	8	9	(11)%
Income from Discontinued Operations	—	—	—%	13	15	(13)%
Net Income	$847	$715	18%	$2,248	$1,518	48%
Less: Net income (loss) attributable to noncontrolling interest	4	(2)	NM	8	(9)	NM
Net Income Attributable to Monsanto Company	$843	$717	18%	$2,240	$1,527	47%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.90	$1.63	17%	$5.03	$3.37	49%
Income from discontinued operations	—	—	—%	0.03	0.03	—%
Net Income Attributable to Monsanto Company	$1.90	$1.63	17%	$5.06	$3.40	49%
NM = Not Meaningful

Effective Tax Rate	21%	40%		26%	32%

Comparison as a Percent of Net Sales:
Cost of goods sold	44%	43%		45%	46%
Gross profit	56%	57%		55%	54%
Selling, general and administrative expenses	19%	17%		17%	17%
Research and development expenses	10%	9%		10%	10%
Total operating expenses	29%	27%		28%	30%
Income from continuing operations before income taxes	25%	29%		25%	20%
Net income attributable to Monsanto Company	20%	17%		19%	14%

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

Third Quarter Fiscal Year 2017
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:
Net sales increased $41 million, or one percent, in the third quarter of fiscal 2017 from the same quarter a year ago. Our Seeds and Genomics segment net sales decreased $75 million, and our Agricultural Productivity segment net sales increased $116 million in the three-month comparison.
The following table presents the percentage increase/(decrease) in third quarter of fiscal 2017 worldwide net sales by segment compared with net sales in the prior year quarter, including the effects of volume, price and currency:

	Third Quarter 2017 Percentage Change in Net Sales vs. Third Quarter 2016
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(4)%	3%	(1)%	(2)%
Agricultural Productivity Segment	8%	4%	—%	12%
Total Monsanto Company	(1)%	3%	(1)%	1%
Cost of goods sold for the total company increased $35 million, or two percent, in the three-month comparison. Cost of goods sold as a percent of net sales for the total company increased one percentage point to 44 percent. Our Seeds and Genomics segment cost of goods sold as a percent of Seeds and Genomics net sales remained relatively flat at 36 percent, and our Agricultural Productivity segment cost of goods sold as a percent of Agricultural Productivity net sales remained relatively flat at 66 percent.
The following table represents the percentage increase/(decrease) in third quarter of 2017 worldwide cost of goods sold by segment compared with cost of goods sold in the prior year quarter, including the effects of volume, costs and currency:

	Third Quarter 2017 Percentage Change in Cost of Goods Sold vs. Third Quarter 2016
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	5%	(7)%	(2)%	(4)%
Agricultural Productivity Segment	10%	1%	1%	12%
Total Monsanto Company	7%	(4)%	(1)%	2%
(1) Seeds and Genomics segment includes $14 million and $1 million of restructuring charges related to discontinued products during the third quarter of fiscal 2017 and 2016, respectively. See Item 1 — Financial Statements — Note 3 — Restructuring — for further information.

Gross profit increased $6 million in the three-month comparison. Gross profit as a percent of net sales for the total company decreased one percentage point to 56 percent in the third quarter of fiscal 2017. Our Seeds and Genomics segment gross profit as a percent of Seed and Genomics net sales remained flat at 64 percent, and our Agricultural Productivity segment gross profit as a percent of Agricultural Productivity net sales remained flat at 34 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $91 million in the third quarter of fiscal 2017 compared to the prior year comparable quarter. The increase in operating expenses is due to an increase in selling, general and administrative expenses (“SG&A”), research and development expenses (“R&D”) and pending Bayer transaction related costs quarter over quarter, partially offset by a decrease in restructuring charges.
In the third quarter of fiscal 2017, SG&A expenses increased $60 million, and R&D expenses increased $30 million primarily due to an increased accrual rate for employee incentive awards resulting from improved business performance.
As a percent of net sales, SG&A expenses increased two percentage points to 19 percent, and R&D expenses increased one percentage point to ten percent for the third quarter of fiscal 2017 compared to the prior year quarter.
Restructuring charges fluctuated $32 million to a net reversal of expense of $17 million in the third quarter of fiscal 2017 compared to $15 million of expense in the third quarter of fiscal 2016 primarily due to changes in the workforce reduction estimates. See discussion of the 2015 Restructuring Plan in Item 1 — Financial Statements — Note 3 — Restructuring.
In the third quarter of fiscal 2017, costs related to the pending Bayer transaction were $33 million.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

Other expense (income) — net was $4 million of expense in the third quarter of fiscal 2017, a $39 million change from income of $35 million in the third quarter of fiscal 2016. The fluctuation was primarily due to non-core asset sales in the United States and Europe in the third quarter of fiscal 2016 that did not occur in the third quarter of fiscal 2017.
Income tax provision was $230 million in the third quarter of fiscal 2017, a decrease of $253 million from the prior year quarter, primarily as a result of a higher discrete tax benefit. We recorded a discrete tax benefit of $60 million in the third quarter of fiscal 2017, primarily as a result of favorable adjustments to our tax returns filed during the quarter. We recorded a discrete tax expense of $187 million in the third quarter of fiscal 2016. The effective tax rate decreased to 21 percent from 40 percent in the third quarter of fiscal 2016, primarily due to the change in discrete tax adjustments.
First Nine Months of Fiscal Year 2017
The following explanations discuss the significant components of our results of operations that affected the nine-month comparison of fiscal years 2017 and 2016 income from continuing operations:
Net sales increased $1,014 million, or nine percent in the first nine months of fiscal 2017 from the same period a year ago. Our Seeds and Genomics segment net sales increased $743 million, and our Agricultural Productivity segment net sales increased $271 million.
The following table presents the percentage increase/(decrease) in the first nine months of fiscal 2017 worldwide net sales by segment compared with net sales in the prior year first nine months, including the effects of volume, price and currency:

	First Nine Months 2017 Percentage Change in Net Sales vs. First Nine Months 2016
	Volume	Price	Currency	Total
Seeds and Genomics Segment	3%	5%	1%	9%
Agricultural Productivity Segment	16%	(7)%	2%	11%
Total Monsanto Company	6%	2%	1%	9%
Cost of goods sold increased $296 million in the first nine months of fiscal 2017 from the same period a year ago. Cost of goods sold as a percent of net sales for the total company decreased one percentage point to 45 percent. Our Seeds and Genomics segment cost of goods sold as a percent of net sales decreased three percentage points to 35 percent, and our Agricultural Productivity segment cost of goods sold as a percent of net sales increased three percentage points to 76 percent.
The following table represents the percentage increase/(decrease) in the first nine months of fiscal 2017 worldwide cost of goods sold by segment compared with cost of goods sold in the prior year first nine months, including the effects of volume, costs and currency:

	First Nine Months 2017 Percentage Change in Cost of Goods Sold vs. First Nine Months 2016
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	7%	(7)%	1%	1%
Agricultural Productivity Segment	17%	(4)%	2%	15%
Total Monsanto Company	11%	(6)%	1%	6%
(1) Seeds and Genomics segment includes $20 million and $53 million of restructuring charges related to discontinued products during the first nine months of fiscal 2017 and 2016, respectively. Agricultural Productivity segment includes $1 million of restructuring charges related to discontinued products during the first nine months of fiscal 2017. See Item 1 — Financial Statements — Note 3 — Restructuring — for further information.
Gross profit increased $718 million in the first nine months of fiscal 2017 from the same period a year ago. Gross profit as a percent of net sales for the total company increased one percentage point to 55 percent in the first nine months of fiscal 2017. Our Seeds and Genomics segment gross profit as a percent of net sales increased three percentage points to 65 percent, and our Agricultural Productivity segment gross profit as a percent of net sales decreased three percentage points to 24 percent in the first nine months of fiscal 2017.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $83 million in the first nine months of fiscal 2017 from the prior year comparable period. In the nine-month comparison, SG&A expenses increased $173 million primarily due to the increased accrual rate for employee

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

incentive awards, currency impact and increased commissions as a result of higher sales in South and North America. R&D expenses increased $77 million, primarily due to the increased accrual rate for employee incentive awards and increased spend related to the Climate Corporation.
As a percent of net sales, SG&A expenses remained consistent at 17 percent, and R&D expenses remained consistent at ten percent.
Restructuring charges fluctuated $320 million to a net reversal of expense of $30 million in the first nine months of fiscal 2017 compared to $290 million of expense in the first nine months of fiscal 2016 due to the timing of expense recognition related to workforce reductions and changes in the related estimates. See discussion of the 2015 Restructuring Plan in Item 1 — Financial Statements — Note 3 — Restructuring.
In the first nine months of fiscal 2017, costs related to the pending Bayer transaction were $153 million.
Other expense (income) — net was $41 million of income in the first nine months of fiscal 2017, a $201 million change from expense of $160 million in the first nine months of fiscal 2016. The fluctuation was primarily due to the absence of foreign currency losses of approximately $167 million largely related to the Argentine peso in the prior year and a gain of approximately $83 million recorded for the sale of our Latitude business in the current year. These items were partially offset by a loss of $37 million that was reclassified into earnings in the current year as a result of the discontinuance of an interest rate hedge and non-core asset sales in the United States and Europe in the third quarter of fiscal 2016 that did not occur in the third quarter of fiscal 2017.
Income tax provision was $796 million in the first nine months of fiscal 2017, an increase of $100 million from the prior year comparable period, primarily as a result of higher pretax income, offset by a higher discrete tax benefit. We recorded a discrete tax benefit of $50 million in the first nine months of fiscal 2017, primarily as a result of favorable adjustments to our tax returns filed during the year. We recorded a discrete tax expense of $146 million in the first nine months of fiscal 2016. The effective tax rate decreased to 26 percent from 32 percent in the prior year comparable period, primarily due to the change in discrete tax adjustments.

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016	Increase/ (Decrease)	May 31, 2017	May 31, 2016	Increase/ (Decrease)
Net Sales
Corn seed and traits	$1,491	$1,592	(6)%	$5,342	$5,024	6%
Soybean seed and traits	896	693	29%	2,358	1,913	23%
Cotton seed and traits	338	285	19%	562	370	52%
Vegetable seeds	199	196	2%	523	526	(1)%
All other crops seeds and traits	208	441	(53)%	381	590	(35)%
Total Net Sales	$3,132	$3,207	(2)%	$9,166	$8,423	9%
Gross Profit
Corn seed and traits	$922	$976	(6)%	$3,389	$3,063	11%
Soybean seed and traits	588	391	50%	1,667	1,220	37%
Cotton seed and traits	268	205	31%	418	248	69%
Vegetable seeds	99	108	(8)%	267	244	9%
All other crops seeds and traits	138	369	(63)%	191	430	(56)%
Total Gross Profit	$2,015	$2,049	(2)%	$5,932	$5,205	14%
EBIT(1)	$995	$1,094	(9)%	$3,033	$2,258	34%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 1 — Financial Statements —Note 19 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2017
Net sales for the Seeds and Genomics segment decreased $75 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The net sales decrease of $233 million in all other crops seeds and traits was primarily driven by the absence of a license agreement of our alfalfa traits and technology in the third quarter of fiscal 2016, which resulted in

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

approximately $210 million of upfront revenue accounted for as an exclusive perpetual license to intellectual property. The net sales decrease of $101 million in corn seed and traits was primarily driven by lower volume due to decreased acres in the United States in conjunction with grower demand in Europe and the United States shifting to the second quarter in fiscal 2017 compared to the third quarter in fiscal 2016. These net sales decreases were partially offset by net sales increases within soybean seed and traits and cotton seed and traits. The net sales increase of $203 million in soybean seed and traits was primarily driven by higher volumes in North America resulting from increased acres and Roundup Ready 2 XTEND soybean penetration in the United States. The net sales increase of $53 million in cotton seed and traits was primarily driven by higher volumes in the United States resulting from increased planted acres and share gains coupled with Bollgard II XtendFlex cotton penetration partially offset by a decrease due to a change in our customer contracts.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $41 million, or four percent, to $1,117 million in the third quarter of fiscal 2017 compared to $1,158 million in the third quarter of fiscal 2016. The decrease was primarily the result of lower sales volumes in corn seed and traits as noted in the net sales discussion coupled with higher corn production plans.
Gross profit for the Seeds and Genomics segment decreased $34 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The decrease in gross profit was primarily due to the absence of a license agreement of our alfalfa traits and technology in the third quarter of fiscal 2016 within all other crops seed and trait and decreased volume in corn seed and traits as noted in the net sales discussion. These decreases were offset by soybean seed and traits gross profit increasing due to reduced Roundup Ready 2 XTEND soybean launch costs, higher sales resulting from higher volumes and Roundup Ready 2 XTEND soybean penetration as noted in the net sales discussion. In addition, cotton seed and traits gross profit increased due to higher volumes as noted in the net sales discussion.
Gross profit as a percent of net sales for the segment remained consistent at 64 percent in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.
Seeds and Genomics Financial Performance — First Nine Months Fiscal Year 2017
Net sales for the Seeds and Genomics segment increased $743 million in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The net sales increase of $445 million in soybean seed and traits was primarily driven by increased Intacta RR2 PRO soybean penetration in Brazil and Argentina, increased Roundup Ready 2 XTEND soybean penetration in the United States, higher volumes in North America resulting from increased acres and favorable currency impacts in Brazil. The net sales increase of $318 million in corn seed and traits was primarily driven by higher average net selling prices in South America; share gains in the United States, Europe and Argentina; and favorable currency impacts in Brazil. The net sales increase of $192 million in cotton seed and traits was primarily driven by higher volume from increased planted acres in Australia and the United States and share gains coupled with Bollgard II XtendFlex cotton penetration in the United States. These increases are partially offset by a net sales decrease of $209 million in all other crops seeds and traits driven by the absence of a license agreement of our alfalfa traits and technology in the third quarter of fiscal 2016.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold increased $16 million to $3,234 million in the first nine months of fiscal 2017 compared to $3,218 million in the first nine months of fiscal 2016.
Gross profit for the Seeds and Genomics segment increased $727 million in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The increase in gross profit was primarily due to increased volume in cotton seed and traits, soybean seed and traits and corn seed and traits. In addition, higher average corn net selling prices in South America and higher production plans resulting in greater fixed cost absorption in corn seed and traits were also contributors. Increased Intacta RR2 PRO soybean and Roundup Ready 2 XTEND soybean penetration in soybean seed and traits as noted in the net sales discussion coupled with reduced Roundup Ready 2 XTEND soybean launch costs also attributed to the increase. In addition, favorable currency impacts in Brazil increased gross profit compared to the first nine months of fiscal 2016. These increases were offset by decreased gross profit in all other crops seeds and traits due to the absence of a license agreement of our alfalfa traits and technology in the third quarter of fiscal 2016.
Gross profit as a percent of net sales for the segment increased three percentage points to 65 percent in the first nine months of fiscal 2017 compared to 62 percent in the first nine months of fiscal 2016.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016	Increase/(Decrease)	May 31, 2017	May 31, 2016	Increase/ (Decrease)
Net Sales
Agricultural productivity	$1,098	$982	12%	$2,788	$2,517	11%
Total Net Sales	$1,098	$982	12%	$2,788	$2,517	11%
Gross Profit
Agricultural productivity	$371	$331	12%	$665	$674	(1)%
Total Gross Profit	$371	$331	12%	$665	$674	(1)%
EBIT(1)	$160	$187	(14)%	$292	$253	15%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 1 — Financial Statements — Note 19 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2017
Net sales in our Agricultural Productivity segment increased by $116 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily due to higher average net selling price of Roundup and other glyphosate-based herbicides and first-time XtendiMax with VaporGrip Technology dicamba-based herbicide revenue.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $76 million, or 12 percent, in the third quarter of fiscal 2017 to $727 million compared to $651 million in the third quarter of fiscal 2016. Roundup and other glyphosate-based herbicides cost of goods sold increased as a result of higher sales volumes when compared to the third quarter of fiscal 2016.

The net sales and cost of goods sold discussed above resulted in higher gross profit of $40 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Gross profit as a percent of net sales for the Agricultural Productivity segment remained consistent at 34 percent in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.
Agricultural Productivity Financial Performance — First Nine Months Fiscal Year 2017
Net sales in our Agricultural Productivity segment increased by $271 million in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 primarily due to increased volume of Roundup and other glyphosate-based herbicides globally, first time XtendiMax with VaporGrip Technology dicamba-based herbicide revenue and favorable currency impact in Brazil. These increases were partially offset by lower average net selling price of Roundup and other glyphosate-based herbicides.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $280 million, or 15 percent, in the first nine months of fiscal 2017 to $2,123 million compared to $1,843 million in the first nine months of fiscal 2016. Cost of goods sold increased as a result of higher sales volumes when compared to the first nine months of fiscal 2016 and currency impact in Brazil. This is partially offset by lower dicamba-based herbicide project expenses when compared to the first nine months of fiscal 2016.

The net sales and cost of goods sold discussed above resulted in $9 million lower gross profit in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased three percentage points to 24 percent in the first nine months of fiscal 2017 compared to 27 percent in the first nine months of fiscal 2016. This decrease is primarily due to the lower average net selling price of Roundup and other glyphosate-based herbicides partially offset by lower dicamba-based herbicide project expense, higher volumes globally and first time XtendiMax with VaporGrip Technology dicamba-based herbicide revenue.

RESTRUCTURING
On Oct. 6, 2015, the company approved actions to realign resources to increase productivity, enhance competitiveness by delivering cost improvements and support long-term growth. On Jan. 5, 2016, the company approved additional actions which,

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

together with the Oct. 6, 2015 actions, comprise the 2015 Restructuring Plan. Actions include streamlining and reprioritizing some commercial, enabling, supply chain and research and development efforts.
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be in the range of $925 million to $1 billion. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $350 million to $370 million in work force reductions, including severance and related benefits; $95 million to $115 million in facility closures/exit costs, including contract termination costs; $480 million to $515 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
For the nine months ended May 31, 2017, a pretax net reversal of restructuring charges of $9 million was recorded within the Statement of Consolidated Operations, of which $21 million of expense and net reversal of $30 million of previously recognized expense were included in cost of goods sold and restructuring charges, respectively. The reversal of previously recognized expense was due to changes in estimates related to work force reductions. For the nine months ended May 31, 2016, pretax restructuring charges of $343 million were recorded within the Statement of Consolidated Operations, of which $53 million and $290 million were included in cost of goods sold and restructuring charges, respectively. For additional information on the 2015 Restructuring Plan, see Item 1 — Financial Statements — Note 3 — Restructuring.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of
(Dollars in millions, except current ratio)	May 31, 2017	May 31, 2016	Aug. 31, 2016
Cash and Cash Equivalents(1)	$1,614	$1,205	$1,676
Trade Receivables, Net(1)	3,913	3,168	1,926
Inventory, Net	3,189	3,370	3,241
Other Current Assets(2)	1,302	1,312	1,314
Total Current Assets	$10,018	$9,055	$8,157
Short-Term Debt, Including Current Portion of Long-Term Debt(1)	$2,611	$2,557	$1,587
Accounts Payable	753	620	1,006
Accrued Liabilities(1)(3)	3,594	3,003	4,136
Total Current Liabilities	$6,958	$6,180	$6,729
Working Capital(4)	$3,060	$2,875	$1,428
Current Ratio(4)	1.44:1	1.47:1	1.21:1

(1)
May include restrictions as a result of variable interest entities. See the Statements of Consolidated Financial Position and Item 1 — Financial Statements — Note 5 — Variable Interest Entities and Investments — for more information.

(2)	Includes short-term investments, miscellaneous receivables, assets held for sale and other current assets.

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
May 31, 2017, compared with Aug. 31, 2016: Working capital increased $1,632 million, or 114 percent, between Aug. 31, 2016, and May 31, 2017, primarily because of the following factors:

•	Trade receivables, net increased $1,987 million between the respective periods primarily due to the seasonality of our business and timing of collections.

•	Accounts payable decreased $253 million between the respective periods primarily due to timing of payments.

•	Accrued liabilities decreased $542 million between the respective periods primarily due to the following fluctuations:

◦
Accrued marketing programs decreased $195 million between the respective periods primarily due to fiscal 2017 payments made on fiscal 2016 programs, partially offset by increased accruals in the United States and higher Brazil accruals due to higher Intacta RR2 PRO soybean revenues.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

◦	Dividends payable decreased $237 million due to the timing of dividend declaration and payments.

◦	Customer payable decreased $86 million due to North American customer refunds paid in the first nine months of fiscal 2017.

◦	Restructuring reserves decreased $160 million as a result of payments made under the 2015 Restructuring Plan and changes in estimates related to work force reductions.

◦
Miscellaneous short-term accruals decreased $191 million primarily due to a payment related to the PCB settlement of $280 million as described in Item 1 — Financial Statements — Note 18 — Commitments and Contingencies, partially offset by increased interest accruals.

The decreases in accrued liabilities were partially offset by the following:

◦	Income taxes payable increased $202 million primarily due the seasonality of our U.S. business and the timing of tax payments.

◦	Accrued compensation and benefits increased $127 million primarily due to increased current year incentive accruals.
These increases to working capital between May 31, 2017, and Aug. 31, 2016, were partially offset by the following factors:

•
Cash and cash equivalents decreased $62 million between the respective periods primarily due to cash from operating and investing activities coupled with debt proceeds, offset by capital expenditures, payments of dividends and repayment of debt.

•	Inventory decreased $52 million between the respective periods primarily due to decreased Agricultural Productivity inventory, specifically Roundup inventory, resulting from higher sales.

•
Short term debt, including the current portion of long-term debt, increased $1,024 million between the respective periods primarily due to increased commercial paper borrowings of $712 million, proceeds received from the delayed draw term loan facility of $500 million and the reclassification of Senior Notes from long-term to short-term of approximately $300 million. These increases were partially offset by the repayment of Senior Notes and mandatorily redeemable shares of the Brazil VIE totaling approximately $513 million.

May 31, 2017, compared with May 31, 2016: Working capital increased $185 million between May 31, 2016, and May 31, 2017, primarily because of the following factors:

•
Cash and cash equivalents increased $409 million between the respective periods primarily due to cash from operating and investing activities coupled with debt proceeds. These increases were partially offset by repayment of debt and dividend payments.

•	Trade receivables, net increased $745 million between the respective periods primarily due to increased revenues globally.
These increases to working capital between May 31, 2017, and May 31, 2016, were offset by the following factors:

•
Inventory decreased $181 million between the respective periods primarily due to reductions in seed and genomics and agricultural productivity production plans coupled with increased sales in the current year, partially offset by build up of dicamba-based herbicide inventory.

•
Short-term debt, including the current portion of long-term debt, increased $54 million between the respective periods primarily due to proceeds received from the delayed draw term loan facility of $500 million and the reclassification of Senior Notes from long-term to short-term of approximately $300 million, offset by decreased commercial paper borrowings of $714 million.

•	Accounts payable increased $133 million between the respective periods primarily due to timing of payments.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

•	Accrued liabilities increased $591 million between the respective periods primarily due to the following:

◦	Accrued compensation and benefits increased $164 million primarily due to increased current year incentive accruals.

◦	Accrued marketing programs increased $362 million primarily due to increased revenues in the United States and higher Brazil accruals due to higher Intacta RR2 PRO soybean revenues.
The increases in accrued liabilities were partially offset by a decrease in the restructuring reserves of $117 million as a result of payments made under the 2015 Restructuring Plan and changes in estimates related to work force reductions.
Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of May 31, 2017, the programs had $180 million in outstanding balances, and we received $278 million of proceeds during the first nine months of fiscal 2017 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $76 million as of May 31, 2017. See Item 1 — Financial Statements — Note 4 — Customer Financing Programs — for further discussion of these programs.
Cash Flow

	Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016
Net Cash Provided by Operating Activities	$690	$415
Net Cash Required by Investing Activities	(752)	(639)
Net Cash Required by Financing Activities	(4)	(2,233)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	(39)
Net Decrease in Cash and Cash Equivalents	(62)	(2,496)

	Nine Months Ended
(Dollars in millions)	May 31, 2017	May 31, 2016
Net Cash Provided by Operating Activities	$690	$415
Capital Expenditures	(848)	(666)
Free Cash Flow(1)	(158)	(251)

(1)
Free cash flow represents the total of net cash provided or required by operating activities less capital expenditures (see the “Overview - Non-GAAP Financial Measures” section of MD&A for a further discussion).

Operating: The increase in cash provided by operating activities in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily due to the following items:

•	Increased net income compared to prior year, and

•
An increase in taxes payable, an increase in employee incentives and an increase in market funding offset by cash payments related to the PCB settlement described in Item 1 — Financial Statements — Note 18 — Commitments and Contingencies.

These increases in cash provided by operating activities were partially offset by the following:

•	An increase in trade receivables, net resulting primarily from increased revenues,

•	A decrease in deferred revenue due to timing and recognition of prepayments, and

•	A decrease in the restructuring reserves due to timing of expense recognition related to workforce reductions and changes in related estimates resulting from the 2015 Restructuring Plan.
Investing: Cash required by investing activities in the first nine months of fiscal 2017 increased compared to the first nine months of fiscal 2016 due to increased capital expenditures offset by cash proceeds received from the sale of the Latitude business in the second quarter of fiscal 2017.
Financing: The decrease in cash required by financing activities in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily due to the cash outflow in the first nine months of fiscal 2016 related to the treasury share purchases that did not occur in fiscal 2017, partially offset by increased cash inflows from commercial paper borrowings during the same period.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

Capital Expenditures: Capital expenditures increased in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 primarily due to construction of a dicamba-based herbicide manufacturing facility in Luling, Louisiana.
Capital Resources and Liquidity

	As of		As of
(Dollars in millions, except debt-to-capital ratio)	May 31, 2017	May 31, 2016	Aug. 31, 2016
Short-Term Debt	$2,611	$2,557	$1,587
Long-Term Debt	7,246	7,948	7,453
Total Monsanto Company Shareowners’ Equity	6,532	5,110	4,534
Debt-to-Capital Ratio(1)	60%	67%	67%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners’ equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had commercial paper borrowings of $1,212 million outstanding as of May 31, 2017.
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
We have a $3 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of May 31, 2017, we did not have any borrowings under this credit facility, and we were in compliance with all debt covenants.
In October 2016, we closed a $1 billion delayed draw term loan facility that matures the earlier of October 2019 or the consummation of the Bayer merger. Borrowings under the facility were $500 million as of May 31, 2017. Proceeds were used for general corporate purposes.
As of May 31, 2017, our debt-to-capital ratio was 60 percent compared with 67 percent at Aug. 31, 2016, and 67 percent at May 31, 2016. The seven percentage point decrease from Aug. 31, 2016, was primarily due to an increase in shareowners’ equity resulting from earnings during fiscal 2017 slightly offset by dividends declared and an increase in short term debt, primarily due to increased commercial paper borrowings. The seven percentage point decrease from May 31, 2016, was primarily driven by an increase in shareowners’ equity resulting from earnings partially offset by dividends declared and decreased debt outstanding at May 31, 2017, compared to May 31, 2016.
We held cash and cash equivalents and short-term investments of $1,620 million and $1,736 million as of May 31, 2017, and Aug. 31, 2016, respectively, of which $1,229 million and $1,629 million was held by foreign entities, respectively. Our intent is to indefinitely reinvest approximately $4.6 billion of the $4.6 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2016. It is not practicable to estimate the income tax liability that might be incurred if such indefinitely reinvested earnings were remitted to the United States.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

Dividends: In the first nine months of fiscal year 2017, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payment Date	To Shareowners of Record as of:
Aug. 31, 2017	Jun. 6, 2017	54 cents	Jul. 28, 2017	Jul. 7, 2017
Feb. 29, 2017	Jan. 27, 2017	54 cents	Apr. 28, 2017	Apr. 7, 2017
Feb. 29, 2017	Dec. 5, 2016	54 cents	Jan. 27, 2017	Jan. 6, 2017
Capital Expenditures: We expect fiscal 2017 cash required by investing to be $0.9 to $1.1 billion, with the capital expenditures component allocated towards both the Seeds and Genomics segment and the Agricultural Productivity segment. Capital expenditures within the Agricultural Productivity segment include expenditures to construct a dicamba-based herbicide manufacturing facility in Luling, Louisiana.
Pension Contributions: As of May 31, 2017, we have contributed $15 million to our U.S. qualified plan. Based on the funded status of our plan, we are not required to make any contributions. However, we expect to contribute an additional $30 million during the remainder of fiscal 2017 for a total of $45 million for fiscal 2017.
2016 Disposals: On Nov. 2, 2015, we signed definitive agreements with Deere & Company (“Deere”) to sell the Precision Planting equipment business and to enable exclusive third-party near real-time data connectivity between certain John Deere farm equipment and the Climate FieldView platform. In August 2016, the U.S. Department of Justice filed a lawsuit to block Deere’s acquisition of the Precision Planting equipment business. In May 2017, we terminated our agreement with Deere to sell the Precision Planting equipment business. We continue to intend to sell the Precision Planting equipment business during this fiscal year and are actively marketing the business to third parties.
In the second quarter of fiscal 2017, we divested our Latitude business previously reported as part of the Agricultural Productivity segment for approximately $140 million in cash, subject to customary working capital adjustments. Approximately $85 million, less the carrying amount of assets sold of approximately $2 million, was recognized within other expense (income), net in the Statement of Consolidated Operations. The recognition of the remaining $55 million is contingent on silthiofam re-registration within the European Union.
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

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

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
Agricultural Productivity
Our Agricultural Productivity businesses operate in markets that are competitive. Gross profit and cash flow levels will fluctuate in the future based on global business dynamics including market supply, demand and manufacturing capacity. We expect to maintain our branded prices at a slight premium over generic products, and we believe our Roundup herbicide business will continue to be a sustainable source of cash and gross profit. Our crop protection business focus is to support our Roundup Ready crops strategically through our weed management platform that delivers weed control offerings for farmers. We continue to invest in the growth of our Roundup Ready XTEND crop system, which includes capital expenditures to construct a dicamba manufacturing facility in Luling, Louisiana. In addition, we expect our lawn-and-garden business will continue to be a solid contributor to our Agricultural Productivity segment.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2016.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2017 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2017:
Mar. 1, 2017, through Mar. 31, 2017	30	(2)	$113.20	—	$—
April 2017:
Apr. 1, 2017, through Apr. 30, 2017	30	(2)	$116.60	—	$—
May 2017:
May 1, 2017, through May 31, 2017	617	(2)	$116.81	—	$—
Total	677		$116.64	—	$—

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Shares withheld for taxes on restricted stock.
There were no publicly announced repurchase plans outstanding as of May 31, 2017. The Merger Agreement includes restrictions on purchases of shares of the company’s common stock by the company.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: June 29, 2017

MONSANTO COMPANY	THIRD QUARTER 2017 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
11	Omitted — see Note 16 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.