Form 10-Q
period 2017-11-30
MONSANTO CO /NEW/
filed 2018-01-05
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Nov. 30, 2017
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 440,858,173 shares of common stock, $0.01 par value, outstanding as of January 2, 2018.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public understanding and acceptance of our biotechnology and other agricultural products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; the impact of exploring, responding to, entering into or consummating potential acquisitions or other transactions and proposals, including risks related to the pending Merger with Bayer; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the increases in and expected higher levels of indebtedness; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters, accidents, and security breaches, including cybersecurity incidents, on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2017.
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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2017, and Nov. 30, 2016, the Statements of Consolidated Comprehensive Income (Loss) for the three months ended Nov. 30, 2017, and Nov. 30, 2016, the Statements of Consolidated Financial Position as of Nov. 30, 2017, and Aug. 31, 2017, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2017, and Nov. 30, 2016, the Statements of Consolidated Shareowners’ Equity for the three months ended Nov. 30, 2017, and year ended Aug. 31, 2017, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the Notes to the Consolidated Financial Statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended
	Nov. 30, 2017	Nov. 30, 2016
Net Sales	$2,658	$2,650
Cost of goods sold	1,346	1,391
Gross Profit	1,312	1,259
Operating Expenses:
Selling, general and administrative expenses	664	585
Research and development expenses	382	370
Restructuring charges	4	(36)
Pending Bayer transaction related costs	20	93
Total Operating Expenses	1,070	1,012
Income from Operations	242	247
Interest expense	124	136
Interest income	(15)	(18)
Other (income) expense, net	(97)	43
Income from Continuing Operations Before Income Taxes	230	86
Income tax provision	60	61
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$170	$25
Discontinued Operations:
Income from operations of discontinued business	2	16
Income tax provision	1	6
Income from Discontinued Operations	1	10
Net Income	$171	$35
Less: Net income attributable to noncontrolling interest	2	6
Net Income Attributable to Monsanto Company	$169	$29
Amounts Attributable to Monsanto Company:
Income from continuing operations	$168	$19
Income from discontinued operations	1	10
Net Income Attributable to Monsanto Company	$169	$29
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.38	$0.05
Income from discontinued operations	—	0.02
Net Income Attributable to Monsanto Company	$0.38	$0.07
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.38	$0.05
Income from discontinued operations	—	0.02
Net Income Attributable to Monsanto Company	$0.38	$0.07
Weighted Average Shares Outstanding:
Basic	440.2	438.1
Diluted	445.3	441.7
Dividends Declared per Share	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

Statements of Consolidated Comprehensive Income (Loss)

Unaudited (Dollars in millions)	Three Months Ended
	Nov. 30, 2017	Nov. 30, 2016
Comprehensive Income (Loss) Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$169	$29
Other Comprehensive Loss, Net of Tax:
Foreign currency translation, net of tax of $(30), and $(1), respectively	(82)	(268)
Postretirement benefit plan activity, net of tax of $4, and $6, respectively	6	10
Unrealized net losses on investment holdings, net of tax of $(1), and $1, respectively	(1)	(1)
Unrealized net derivative gains, net of tax of $4, and $15, respectively	7	31
Realized net derivative losses, net of tax of $0, and $15, respectively	2	21
Total Other Comprehensive Loss, Net of Tax	(68)	(207)
Comprehensive Income (Loss) Attributable to Monsanto Company	$101	$(178)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net Income Attributable to Noncontrolling Interests	2	6
Other Comprehensive Income (Loss)
Foreign currency translation	—	(1)
Total Other Comprehensive Income (Loss)	—	(1)
Comprehensive Income Attributable to Noncontrolling Interests	$2	$5
Total Comprehensive Income (Loss)	$103	$(173)
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions, except share amounts)	As of
	Nov. 30, 2017	Aug. 31, 2017
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2018: $52 and 2017: $94)	$3,102	$1,856
Trade receivables, net (variable interest entity restricted - 2018: $91 and 2017: $74)	2,115	2,161
Miscellaneous receivables (variable interest entity restricted - 2018: $7 and 2017: $5)	987	827
Inventory, net	4,033	3,340
Assets held for sale	44	199
Other current assets (variable interest entity restricted - 2018: $0 and 2017: $1)	279	268
Total Current Assets	10,560	8,651
Total property, plant and equipment	12,383	12,231
Less accumulated depreciation	6,424	6,301
Property, Plant and Equipment, net	5,959	5,930
Goodwill	4,082	4,088
Other Intangible Assets, Net	999	1,024
Deferred Tax Assets (variable interest entity restricted - 2018: $11 and 2017: $11)	534	564
Long-Term Receivables, Net	56	121
Other Assets (variable interest entity restricted - 2018: $4 and 2017: $4)	946	955
Total Assets	$23,136	$21,333
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$1,168	$870
Accounts payable (variable interest entity restricted - 2018: $2 and 2017: $9)	1,194	1,068
Income taxes payable	42	58
Accrued compensation and benefits	268	578
Accrued marketing programs	1,193	1,918
Deferred revenues (variable interest entity restricted - 2018: $2 and 2017: $0)	3,119	727
Grower production accruals	430	59
Dividends payable	—	237
Customer payable	75	106
Restructuring reserves	38	37
Miscellaneous short-term accruals (variable interest entity restricted - 2018: $2 and 2017: $2)	731	740
Total Current Liabilities	8,258	6,398
Long-Term Debt (variable interest entity restricted - 2018: $97 and 2017: $104)	6,949	7,254
Postretirement Liabilities	306	313
Long-Term Deferred Revenue	111	114
Noncurrent Deferred Tax Liabilities	290	192
Long-Term Portion of Environmental and Litigation Liabilities	222	218
Other Liabilities	385	386
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 614,343,272 and 613,219,246 shares, respectively
Outstanding 440,702,218 and 439,578,276 shares, respectively	6	6
Treasury stock 173,641,054 and 173,640,970 shares, respectively, at cost	(15,053)	(15,053)
Additional contributed capital	11,902	11,840
Retained earnings	12,241	12,072
Accumulated other comprehensive loss	(2,495)	(2,427)
Total Monsanto Company Shareowners’ Equity	6,601	6,438
Noncontrolling Interest	14	20
Total Shareowners’ Equity	6,615	6,458
Total Liabilities and Shareowners’ Equity	$23,136	$21,333
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Three Months Ended
	Nov. 30, 2017	Nov. 30, 2016
Operating Activities:
Net Income	$171	$35
Adjustments to reconcile cash provided (required) by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	188	189
Bad-debt expense	31	7
Stock-based compensation expense	34	36
Excess tax benefits from stock-based compensation	—	(4)
Deferred income taxes	106	94
Restructuring impairments	2	1
Equity affiliate expense, net	2	2
Net gain on sale of a business or other assets	(56)	—
Other items	15	12
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	40	(271)
Inventory, net	(742)	(681)
Deferred revenue	2,407	2,344
Accounts payable and other accrued liabilities	(768)	(54)
Restructuring, net	(8)	(89)
Pension contributions	(6)	(19)
Other items, net	(124)	(139)
Net Cash Provided by Operating Activities	1,292	1,463
Cash Flows Provided (Required) by Investing Activities:
Maturities of short-term investments	7	—
Capital expenditures	(418)	(317)
Acquisition of businesses, net of cash acquired	—	(7)
Technology and other investments	(8)	(5)
Other investments and property disposal proceeds	209	2
Net Cash Required by Investing Activities	(210)	(327)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	392	(511)
Short-term debt proceeds	5	3
Short-term debt reductions	(3)	(8)
Long-term debt proceeds	—	599
Long-term debt reductions	(1)	(509)
Debt issuance costs	—	(2)
Stock option exercises	56	21
Excess tax benefits from stock-based compensation	—	4
Tax withholding on restricted stock and restricted stock units	(25)	(14)
Dividend payments	(238)	(237)
Payments to noncontrolling interests	(8)	(1)
Net Cash Provided (Required) by Financing Activities	178	(655)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14)	(28)
Net Increase in Cash and Cash Equivalents	1,246	453
Cash and Cash Equivalents at Beginning of Period	1,856	1,676
Cash and Cash Equivalents at End of Period	$3,102	$2,129
See Note 17 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2016	$6	$(15,053)	$11,626	$10,763	$(2,808)	$11	$4,545
Net Income	—	—	—	2,260	—	13	2,273
Other Comprehensive Income For Fiscal 2017	—	—	—	—	381	1	382
Restricted Stock and Restricted Stock Unit Tax Withholding	—	—	(18)	—	—	—	(18)
Issuance of Shares Under Employee Stock Plans	—	—	105	—	—	—	105
Stock-based Compensation Expense	—	—	127	—	—	—	127
Cash Dividends of $2.16 per Common Share	—	—	—	(951)	—	—	(951)
Payments to Noncontrolling Interest	—	—	—	—	—	(5)	(5)
Balance as of Aug. 31, 2017	$6	$(15,053)	$11,840	$12,072	$(2,427)	$20	$6,458
Net Income	—	—	—	169	—	2	171
Other Comprehensive Loss for Fiscal 2018	—	—	—	—	(68)	—	(68)
Issuance of Shares Under Employee Stock Plans	—	—	53	—	—	—	53
Restricted Stock and Restricted Stock Unit Tax Withholding	—	—	(25)	—	—	—	(25)
Stock-based Compensation Expense	—	—	34	—	—		34
Payments to Noncontrolling Interest	—	—	—	—	—	(8)	(8)
Balance as of Nov. 30, 2017	$6	$(15,053)	$11,902	$12,241	$(2,495)	$14	$6,615

(1)	See Note 15 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
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
On Jul. 25, 2017, the company signed a definitive agreement with AGCO Corporation to sell the Precision Planting equipment business for approximately $200 million in cash, subject to customary working capital adjustments. As of Aug. 31, 2017, Monsanto had $156 million of assets held for sale and $12 million of liabilities held for sale classified within miscellaneous short-term accruals on the Statement of Consolidated Financial Position related to this transaction. The assets were primarily classified as inventory, net; trade receivables, net; property, plant, and equipment, net; goodwill; and other intangible assets, net, and the liabilities were primarily classified as accrued marketing programs and accounts payable. In the first quarter of fiscal 2018, the company closed on its sale of the Precision Planting equipment business, and a gain of approximately $52 million was recognized within other (income) expense, net in the Statement of Consolidated Operations.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all necessary adjustments which are normal and recurring to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2017. Financial information for the first three months of fiscal year 2018 should not be annualized because of the seasonality of the company’s business.

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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 3.	RESTRUCTURING
Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016
Cost of Goods Sold(1)	$(13)	$(1)
Restructuring Charges(2)	(4)	36
Income from Continuing Operations Before Income Taxes	$(17)	$35
Income Tax Provision	8	(10)
Net Income	$(9)	$25

(1)
For the three months ended Nov. 30, 2017, $13 million of restructuring charges in cost of goods sold was split by segment as follows: $10 million in Seeds and Genomics and $3 million in Agricultural Productivity. For the three months ended Nov. 30, 2016, $1 million of restructuring charges in cost of goods sold was recorded in the Seeds and Genomics segment.

(2)
For the three months ended Nov. 30, 2017, $4 million of restructuring charges was split by segment as follows: $3 million in Seeds and Genomics and $1 million in Agricultural Productivity. For the three months ended Nov. 30, 2016, the net reversal of previously recognized expense of $36 million was split by segment as follows: $34 million in Seeds and Genomics and $2 million in Agricultural Productivity.

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
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be in the range of $900 million to $965 million. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $325 million to $335 million in work force reductions, including severance and related benefits; $95 million to $130 million in facility closures/exit costs, including contract termination costs; $480 million to $500 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
The following table displays the pretax charges of $17 million and the net reversal of previously recognized expense of $35 million incurred by segment under the 2015 Restructuring Plan for the three months ended Nov. 30, 2017, and 2016, respectively, as well as the cumulative pretax charges of $863 million under the 2015 Restructuring Plan.

	Three months ended Nov. 30, 2017			Three months ended Nov. 30, 2016			Cumulative Amount through Nov. 30, 2017
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$(4)	$—	$(4)	$(36)	$(2)	$(38)	$303	$18	$321
Facility Closures/Exit Costs	15	4	19	2	—	2	57	14	71
Asset Impairments and Write-offs:
Property, plant and equipment	—	—	—	1	—	1	153	3	156
Inventory	2	—	2	1	—	1	106	—	106
Goodwill and other assets	—	—	—	(1)	—	(1)	189	20	209
Total Restructuring Charges, Net	$13	$4	$17	$(33)	$(2)	$(35)	$808	$55	$863
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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

intangible asset impairment review, Monsanto evaluates such impairment issues under the Property, Plant and Equipment topic of the ASC.
The three months ended Nov. 30, 2017, and Nov. 30, 2016, include the reversal of $6 million and $45 million, respectively, of previously recognized expense due to changes in estimates related to work force reductions.
The following table summarizes the activities related to the company’s 2015 Restructuring Plan.

(Dollars in millions)	Work Force Reductions(1)	Facility Closures/Exit Costs(2)	Asset Impairments and Write-offs	Total
Ending Liability as of Aug. 31, 2016	$244	$—	$—	$244
Net restructuring charges recognized in fiscal year 2017	(81)	24	46	(11)
Cash payments	(119)	(22)	—	(141)
Asset impairments and write-offs	—	—	(46)	(46)
Ending Liability as of Aug. 31, 2017	$44	$2	$—	$46
Net restructuring charges recognized in first quarter of fiscal year 2018	(4)	19	2	17
Cash payments	(11)	(12)	—	(23)
Asset impairments and write-offs	—	—	(2)	(2)
Ending Liability as of Nov. 30, 2017	$29	$9	$—	$38

(1)
There was no long-term restructuring liability balance as of Nov. 30, 2017. The restructuring liability balance included $8 million of long-term liabilities that was recorded in other liabilities in the Statement of Consolidated Financial Position as of Aug. 31, 2017.

(2) There was no long-term restructuring liability balance as of Nov. 30, 2017. The restructuring liability balance included $1 million of long-term liabilities that was recorded in other liabilities in the Statement of Consolidated Financial Position as of Aug. 31, 2017.

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of
(Dollars in millions)	Nov. 30, 2017	Aug. 31, 2017
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$235	$539
Maximum future payout under recourse provisions	18	21
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$48	$107
Maximum future payout under recourse provisions	12	27
Agreements with Lenders(3)
Outstanding balance	$80	$92
Maximum future payout under the guarantee	40	52

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gross amounts of receivables sold under transactions that qualify for sales treatment were:

	Gross Amounts of Receivables Sold
	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$13	$115
European and Latin American agreements to sell trade receivables(2)	8	6

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 350 million Brazilian reais (approximately $107 million as of Nov. 30, 2017) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company’s investment. Credit losses above Monsanto’s investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC, and as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities and Investments.
There were no significant recourse or non-recourse liabilities for all programs as of Nov. 30, 2017, and Aug. 31, 2017. There were no significant delinquent loans for all programs as of Nov. 30, 2017, and Aug. 31, 2017.

NOTE 5.	VARIABLE INTEREST ENTITIES AND INVESTMENTS
Variable Interest Entities
On Nov. 4, 2016, Monsanto entered into a financing program in Brazil that is recorded as a consolidated variable interest entity (“VIE”). For the most part, the arrangement of the Brazil VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. Under the arrangement, third parties, primarily investment funds, hold senior interests of 82 percent and 85 percent in the entity as of Nov. 30, 2017, and Aug. 31, 2017, respectively, and Monsanto holds the remaining 18 percent and 15 percent, respectively. The senior interests held by third parties are mandatorily redeemable shares and are included in long-term debt in the Statements of Consolidated Financial Position as of Nov. 30, 2017, and Aug. 31, 2017, respectively.
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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

have recourse to the general assets of Monsanto. See Note 4 — Customer Financing Programs and Note 11 — Fair Value Measurements— for additional information.
Monsanto has entered into an agreement with a third party to establish an entity to focus on research and development (“R&D”) related to agricultural fungicides for agricultural applications. This entity is recorded as a consolidated VIE of Monsanto. Under the arrangement, Monsanto holds a call option to acquire the majority of the equity interests in the R&D VIE from the third-party owner. Monsanto funds the operations of the R&D VIE in return for additional equity interests or to retain the call option. The funding is provided in separate research phases if research milestones are met. The R&D VIE was established to perform agricultural-based R&D activities for the benefit of Monsanto, and Monsanto provides all funding of the R&D VIE’s activities. Further, Monsanto has the power to direct the activities most significant to the R&D VIE. As a result, Monsanto is the primary beneficiary of the R&D VIE, and the R&D VIE is consolidated in Monsanto’s consolidated financial statements. The third-party owner of the R&D VIE does not have recourse to the general assets of Monsanto beyond Monsanto’s maximum exposure to loss at any given time relating to the R&D VIE.
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
Monsanto enters into agreements with agents and dealers to distribute certain branded seed in the United States. Monsanto offers financing to agents and dealers that constitutes a variable interest as it exposes Monsanto to variability of the agent or dealer. Certain agents and dealers with these financing arrangements have been determined to be VIEs. Monsanto does not consolidate the agents or dealers as Monsanto is not the primary beneficiary, and any exposure to loss is limited to the amount of financing provided to the agent or dealer. The amount of Monsanto’s exposure varies based on the seasonality of the business and is not material as of Nov. 30, 2017, and Aug. 31, 2017.
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

In fiscal year 2017, Monsanto entered into an agreement with a third party to establish an entity to focus on the sale of industrial, ornamental, and turf non-selective agricultural herbicides. Monsanto has provided an uncustomary indemnification to the third party that provides Monsanto the option under specified conditions to dissolve the entity, terminate all commercial agreements of the entity or receive all interest in the entity. Monsanto has determined the entity to be a VIE. Monsanto does not consolidate the entity as Monsanto is not the primary beneficiary. The amount of Monsanto’s exposure to loss related to the uncustomary indemnification is limited to approximately $29 million as of Nov. 30, 2017, and Aug. 31, 2017. Additionally, Monsanto has provided an indemnification to the third party and newly formed legal entity related to specified product claims. The amount of Monsanto’s exposure varies based upon the third party and newly formed legal entity’s losses related to such product claims and is not material as of Nov. 30, 2017, and Aug. 31, 2017.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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
For such investments that were accounted for under the equity method and cost basis included in other assets in the Statements of Consolidated Financial Position, the amounts are summarized in the following table:

	As of
(Dollars in millions)	Nov. 30, 2017	Aug. 31, 2017
Equity Method Investments	$164	$166
Cost Basis Investments	114	116
Total	$278	$282

NOTE 6.	RECEIVABLES
Trade receivables in the Statements of Consolidated Financial Position are net of allowances of $109 million and $78 million as of Nov. 30, 2017, and Aug. 31, 2017, respectively.
The company has long-term customer financing receivables that relate to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $326 million and $398 million with a corresponding allowance for credit losses on these receivables of $270 million and $277 million as of Nov. 30, 2017, and Aug. 31, 2017, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net in the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2016	$228
Incremental Provision	20
Recoveries	(38)
Write-offs	(2)
Reclassifications from allowance for current receivables	67
Foreign currency translation adjustments	2
Balance as of Aug. 31, 2017	$277
Recoveries	(1)
Reclassifications to allowance for current receivables	(2)
Foreign currency translation adjustments	(4)
Balance as of Nov. 30, 2017	$270
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	Nov. 30, 2017	Aug. 31, 2017
Finished Goods	$1,818	$1,477
Goods In Process	1,678	1,446
Raw Materials and Supplies	689	561
Inventory at FIFO Cost	4,185	3,484
Excess of FIFO over LIFO Cost	(152)	(144)
Total	$4,033	$3,340

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first three months of fiscal year 2018, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2017	$4,039	$49	$4,088
Effect of foreign currency translation and other adjustments	(7)	1	(6)
Balance as of Nov. 30, 2017	$4,032	$50	$4,082
There were no events or circumstances indicating that goodwill might be impaired as of Nov. 30, 2017. The fiscal year 2018 annual goodwill impairment test will be performed as of Mar. 1, 2018.
Information regarding the company’s other intangible assets is as follows:

	As of Nov. 30, 2017			As of Aug. 31, 2017
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,074	$(816)	$258	$1,077	$(814)	$263
Acquired Intellectual Property	1,074	(684)	390	1,079	(671)	408
Trademarks	334	(167)	167	335	(165)	170
Customer Relationships	291	(232)	59	291	(228)	63
Other	74	(42)	32	68	(40)	28
Total Other Intangible Assets, Finite Lives	$2,847	$(1,941)	$906	$2,850	$(1,918)	$932
In Process Research & Development, Indefinite Lives	93	—	93	92	—	92
Total Other Intangible Assets	$2,940	$(1,941)	$999	$2,942	$(1,918)	$1,024
Total amortization expense of total other intangible assets was $23 million and $30 million for the three months ended Nov. 30, 2017, and Nov. 30, 2016, respectively.
The estimated intangible asset amortization expense for fiscal year 2018 through fiscal year 2022 is as follows:

(Dollars in millions)	Amount
2018	$119
2019	119
2020	111
2021	110
2022	105

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 9.	DEFERRED REVENUE
As of Nov. 30, 2017, and Aug. 31, 2017, short-term deferred revenue was $3,119 million and $727 million, respectively. These balances primarily consist of cash received related to Monsanto’s prepayment programs in the United States and Brazil. These programs allow Monsanto’s customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balances are consistent with the seasonality of Monsanto’s business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed purchases. The deferred revenue balances related to these prepayment programs are considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.

NOTE 10.	DEBT AND OTHER CREDIT ARRANGEMENTS
In April 2016, Monsanto filed a shelf registration with the Securities and Exchange Commission (“SEC”) (“2016 shelf registration”) that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.
Monsanto has a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Nov. 30, 2017, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.
Monsanto’s short-term debt instruments include the current portion of long-term debt, notes payable to banks and borrowings under the delayed draw term loan facility. As of Nov. 30, 2017, and Aug. 31, 2017, Monsanto did not have any commercial paper outstanding. Additionally, as of Nov. 30, 2017, and Aug. 31, 2017, the mandatorily redeemable shares of the Brazil VIE were classified as long-term debt instruments. See Note 5 — Variable Interest Entities and Investments — for additional information.
In October 2016, Monsanto entered into a $1 billion delayed draw term loan facility that matures the earlier of October 2019 or the consummation of the Merger with Bayer. Borrowings under the facility were $500 million as of Nov. 30, 2017, and Aug. 31, 2017. Proceeds were used for general corporate purposes.
The fair value of total short-term debt was $1,172 million and $877 million as of Nov. 30, 2017, and Aug. 31, 2017, respectively. The fair value of the total long-term debt was $7,294 million and $7,603 million as of Nov. 30, 2017, and Aug. 31, 2017, respectively. See Note 11 — Fair Value Measurements — for additional information.

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
The following tables set forth by level Monsanto’s assets and liabilities disclosed at fair value on a recurring basis as of Nov. 30, 2017, and Aug. 31, 2017. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Nov. 30, 2017, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$2,784	$—	$—	$2,784
Short-term investments	1	—	—	1
Equity securities	8	—	—	8
Derivative assets related to:
Foreign currency contracts	—	17	—	17
Commodity contracts	9	4	—	13
Total Assets at Fair Value	$2,802	$21	$—	$2,823
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$1,172	$—	$1,172
Long-term debt instruments(1)	—	7,197	97	7,294
Derivative liabilities related to:
Foreign currency contracts	—	13	—	13
Commodity contracts	6	2	—	8
Total Liabilities at Fair Value	$6	$8,384	$97	$8,487

(1)
Debt instruments, excluding mandatorily redeemable shares, are not recorded at fair value on a recurring basis; however, they are measured at fair value for disclosure purposes, as required by the Fair Value Measurements and Disclosures topic of the ASC.

	Fair Value Measurements at Aug. 31, 2017, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$1,034	$—	$—	$1,034
Short-term investments	8	—	—	8
Equity securities	10	—	—	10
Derivative assets related to:
Foreign currency contracts	—	10	—	10
Commodity contracts	3	7	—	10
Total Assets at Fair Value	$1,055	$17	$—	$1,072
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$877	$—	$877
Long-term debt instruments(1)	—	7,499	104	7,603
Derivative liabilities related to:
Foreign currency contracts	—	16	—	16
Commodity contracts	7	6	—	13
Total Liabilities at Fair Value	$7	$8,398	$104	$8,509

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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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
For the three months ended Nov. 30, 2017, and Nov. 30, 2016, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Nov. 30, 2017, and Aug. 31, 2017. The following table summarizes the change in fair value of the Level 3 long-term debt instrument for the three months ended Nov. 30, 2017.

(Dollars in millions)
Balance Aug. 31, 2017	$104
Accretion expense	2
Payments	(5)
Effect of foreign currency translation adjustments	(4)
Balance Nov. 30, 2017(1)	$97

(1)	Includes 315,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $307) as of Nov. 30, 2017.
There were no significant measurements of assets or liabilities to their implied fair value on a nonrecurring basis during the three months ended Nov. 30, 2017, and Nov. 30, 2016.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Nov. 30, 2017, and Aug. 31, 2017.
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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 12.	FINANCIAL INSTRUMENTS
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is nine months for foreign currency hedges and 24 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $21 million is expected to be reclassified from accumulated other comprehensive loss into earnings. A pretax loss of $37 million was reclassified into other (income) expense, net as a result of the discontinuance of an interest rate hedge during the three months ended Nov. 30, 2016, because it was probable the original forecasted transaction would not occur by the end of the originally specified time period. No cash flow hedges were discontinued during the three months ended Nov. 30, 2017.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three months ended Nov. 30, 2017, and Nov. 30, 2016.
Derivatives Not Designated as Hedging Instruments
The company uses foreign currency contracts to hedge the effects of fluctuations in exchange rates on foreign currency denominated third-party and intercompany receivables and payables. Both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The company uses commodity option contracts to hedge anticipated cash payments to growers, which can fluctuate with changes in commodity price. Because these option contracts do not meet the provisions specified by the Derivatives and Hedging topic of the ASC, they do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Monsanto uses interest rate contracts to minimize the variability of forecasted cash flows arising from the company’s consolidated VIE in Brazil. The interest rate contracts do not qualify for hedge accounting treatment under the Derivatives and Hedging Topic of the ASC. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Nov. 30, 2017, and Aug. 31, 2017, are as follows:

	As of
(Dollars in millions)	Nov. 30, 2017	Aug. 31, 2017
Derivatives Designated as Hedges:
Foreign exchange contracts	$369	$453
Commodity contracts	491	430
Total Derivatives Designated as Hedges	$860	$883
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,407	$2,133
Commodity contracts	98	189
Interest rate contracts	7	21
Total Derivatives Not Designated as Hedges	$1,512	$2,343

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of Nov. 30, 2017
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$9	$(4)	$5	$—	$5
Derivatives not designated as hedges:
Commodity contracts	3	—	3	—	3
Foreign exchange contracts	17	—	17	—	17
Total other current assets	29	(4)	25	—	25	$254	$279
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	—	(2)	(2)	2	—
Total other assets	—	(2)	(2)	2	—	946	946
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total miscellaneous short-term accruals	1	(1)	—	—	—
Total Asset Derivatives	$30	$(7)	$23	$2	$25
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$4	$(4)	$—	$—	$—
Total other current assets	4	(4)	—	—	—
Other assets
Derivatives designated as hedges:
Commodity contracts(1)	2	(2)	—	—	—
Total other assets	2	(2)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Foreign exchange contracts	7	—	7	—	7
Derivatives not designated as hedges:
Commodity contracts	1	—	1	—	1
Foreign exchange contracts	6	—	6	—	6
Total miscellaneous short-term accruals	15	(1)	14	—	14	$717	$731
Total Liability Derivatives	$21	$(7)	$14	$—	$14

(1)
As allowed by the Derivatives and Hedging topic of the ASC, derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2017
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$2	$(7)	$(5)	$5	$—
Derivatives not designated as hedges:
Commodity contracts	6	—	6	—	6
Foreign exchange contracts	10	—	10	—	10
Total other current assets	18	(7)	11	5	16	$252	$268
Other assets
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other assets	1	—	1	—	1	954	955
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total miscellaneous short-term accruals	1	(1)	—	—	—
Total Asset Derivatives	$20	$(8)	$12	$5	$17
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$7	$(7)	$—	$—	$—
Total other current assets	7	(7)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts(1)	3	(1)	2	—	2
Foreign currency contracts	14	—	14	—	14
Derivatives not designated as hedges:
Commodity contracts	3	—	3	—	3
Foreign exchange contracts	2	—	2	—	2
Total miscellaneous short-term accruals	22	(1)	21	—	21	$719	$740
Total Liability Derivatives	$29	$(8)	$21	$—	$21

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Statements of Consolidated Operations Classification
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016	Nov. 30, 2017	Nov. 30, 2016
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$—	$(13)	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$9	$17	2	7	Net sales
Foreign currency contracts	—	6	—	1	Cost of goods sold
Commodity contracts	2	19	(1)	(3)	Cost of goods sold
Interest rate contracts	—	—	—	(37)	Other (income) expense, net
Interest rate contracts	—	4	(3)	(4)	Interest expense
Total Derivatives Designated as Hedges	11	46	(2)	(49)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			11	(45)	Other (income) expense, net
Commodity contracts			(1)	—	Net sales
Commodity contracts			—	(1)	Cost of goods sold
Total Derivatives Not Designated as Hedges			10	(46)
Total Derivatives	$11	$46	$8	$(95)

(1)	Accumulated other comprehensive loss (AOCL)

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the three months ended Nov. 30, 2017, and Nov. 30, 2016. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Nov. 30, 2017, and Nov. 30, 2016.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction loss of $2 million and a gain of $39 million during the three months ended Nov. 30, 2017, and Nov. 30, 2016, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association (“ISDA”) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $11 million and $19 million as of Nov. 30, 2017, and Aug. 31, 2017, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Nov. 30, 2017, and Aug. 31, 2017, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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

Pension Benefits	Three Months Ended Nov. 30, 2017			Three Months Ended Nov. 30, 2016
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$14	$3	$17	$15	$3	$18
Interest Cost on Benefit Obligation	22	1	23	21	2	23
Assumed Return on Plan Assets	(43)	(2)	(45)	(42)	(2)	(44)
Amortization of Unrecognized Net Loss	10	1	11	12	1	13
Total Net Periodic Benefit Cost	$3	$3	$6	$6	$4	$10

Health Care and Other Postretirement Benefits	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016
Service Cost for Benefits Earned During the Period	$2	$1
Interest Cost on Benefit Obligation	1	1
Amortization of Unrecognized Net Loss/(Gain)	(1)	1
Total Net Periodic Benefit Cost	$2	$3

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 14.	STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months ended Nov. 30, 2017, and Nov. 30, 2016.

	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016
Cost of Goods Sold	$4	$3
Selling, General and Administrative Expenses	25	26
Research and Development Expenses	6	6
Restructuring Charges	—	1
Pre-Tax Stock-Based Compensation Expense	35	36
Income Tax Benefit	(16)	(13)
Net Stock-Based Compensation Expense	$19	$23

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 15.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Postretirement Benefit Items	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
Balance as of Aug. 31, 2016	$(2,292)	$(340)	$1	$(177)	$(2,808)
Other comprehensive income (loss) before reclassifications	233	55	(2)	21	307
Amounts reclassified from accumulated other comprehensive loss	—	38	2	34	74
Net current-period other comprehensive income	233	93	—	55	381
Balance as of Aug. 31, 2017	$(2,059)	$(247)	$1	$(122)	$(2,427)
Other comprehensive (loss) income before reclassifications	(82)	—	(1)	7	(76)
Amounts reclassified from accumulated other comprehensive loss	—	6	—	2	8
Net current-period other comprehensive (loss) income	(82)	6	(1)	9	(68)
Balance as of Nov. 30, 2017	$(2,141)	$(241)	$—	$(113)	$(2,495)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings.

	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016	Affected Line Item in the Statements of Consolidated Operations
Cash Flow Hedges:
Foreign Exchange Contracts	$(2)	$(7)	Net sales
Foreign Exchange Contracts	—	(1)	Cost of goods sold
Commodity Contracts	1	3	Cost of goods sold
Interest Rate Contracts	—	37	Other (income) expense, net
Interest Rate Contracts	3	4	Interest expense
	2	36	Total before income taxes
	—	(15)	Income tax provision
	$2	$21	Net of tax
Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$4	$6	Inventory/Cost of goods sold(1)
Amortization of Unrecognized Net Loss	6	10	Selling, general and administrative expenses
	10	16	Total before income taxes
	(4)	(6)	Income tax provision
	$6	$10	Net of tax
Total Reclassifications For The Period	$8	$31	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $4 million and $6 million of net periodic benefit cost to inventory, of which approximately $1 million and $2 million was recognized in cost of goods sold during the three months ended Nov. 30, 2017, and Nov. 30, 2016, respectively. See Note 13 — Postretirement Benefits - Pensions, Health Care and Other — for additional information.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 16.	EARNINGS PER SHARE
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

	Three Months Ended
(Shares in millions)	Nov. 30, 2017	Nov. 30, 2016
Weighted-Average Number of Common Shares	440.2	438.1
Dilutive Potential Common Shares	5.1	3.6
Antidilutive Potential Common Shares	0.1	4.0

NOTE 17.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016
Interest	$89	$95
Taxes	102	70
The company recorded the following noncash transactions:

•	During the three months ended Nov. 30, 2017, and Nov. 30, 2016, the company recognized noncash transactions related to restructuring. See Note 3 — Restructuring.

•
As of Nov. 30, 2017, and Nov. 30, 2016, the company recognized noncash capital expenditures of $107 million and $102 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

•	During the three months ended Nov. 30, 2017, and Nov. 30, 2016, the company recognized noncash transactions related to stock-based compensation. See Note 14 — Stock-Based Compensation Plans.

NOTE 18.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which Monsanto is party in its own name and proceedings to which its former parent, Pharmacia LLC (“Pharmacia”), or its former subsidiary, Solutia, Inc. (“Solutia”), is a party but that Monsanto manages and for which Monsanto is responsible pursuant to certain indemnification agreements. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $273 million and $277 million as of Nov. 30, 2017, and Aug. 31, 2017, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2017.
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
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2017, the company was named in approximately 30 personal injury lawsuits filed over several years on behalf of approximately 750 persons in state courts in St. Louis, Missouri and Los Angeles, California. Plaintiffs claimed they were injured by PCBs manufactured by Pharmacia’s chemical business over four decades ago and incorporated into products made, used and sometimes disposed of by others. In September 2016, the parties reached an agreement to settle these personal injury lawsuits pursuant to which the company is required to pay up to $280 million into a settlement fund, with the settlement and the

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

final payment amount contingent upon the level of claimant participation. As of Aug. 31, 2016, $280 million was recorded in the Statement of Consolidated Financial Position within miscellaneous short-term accruals. Payment of the $280 million was made November 2016 through December 2017 covering all claimants. The company also has been named in lawsuits brought by various governmental entities claiming that Monsanto, Pharmacia and Solutia, collectively as a manufacturer of PCBs, should be responsible for a variety of damages due to PCBs in bodies of water, regardless of how PCBs came to be located there. The company believes that these novel claims are without merit and is vigorously defending the cases on legal and factual grounds.
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
The company is defending lawsuits in various state and federal courts, in which approximately 3,600 plaintiffs claim to have been injured by exposure to glyphosate-based products manufactured by the company. The majority of plaintiffs have brought actions in state courts in Missouri, Delaware and California, while the remainder of plaintiffs’ cases were filed in many different federal courts. In October 2016, the Judicial Panel on Multi-District Litigation transferred to the Northern District of California all of the federal cases for pretrial purposes. The company believes that it has meritorious factual and legal defenses to these cases and is vigorously defending them.
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
Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Latin America and Europe can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2017. Disclosures regarding these guarantees made by Monsanto can be found in Note 24 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2017.
Off-Balance Sheet Arrangement: In the first quarter of fiscal 2018, Monsanto completed a significant expansion of its Chesterfield, Missouri facility. In December 2013, Monsanto executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements Monsanto has transferred the Chesterfield, Missouri facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million, which enables the company to reduce the cost of constructing and operating the expansion by reducing certain state and local tax expenditures. Monsanto immediately leased the facility from the County of St. Louis and has an option to purchase the facility upon tendering the Industrial Revenue Bonds received to the County. The payments due to the company in relation to the Industrial Revenue Bonds and owed by the company in relation to the lease of the facility qualify for the right of offset under ASC 210, Balance Sheet, in the Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded in the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facility and the expansion are being treated as being owned by Monsanto.

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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

before interest and taxes and is an operating performance measure for the two reportable segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments based on the segment’s relative contribution to total Monsanto operations. Allocation percentages remain consistent for fiscal years 2017 and 2018.
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016
Net Sales(1)
Corn seed and traits	$787	$949
Soybean seed and traits	728	600
Cotton seed and traits	120	116
Vegetable seeds	114	131
All other crops seeds and traits	21	52
Total Seeds and Genomics	$1,770	$1,848
Agricultural productivity	888	802
Total Agricultural Productivity	$888	$802
Total	$2,658	$2,650

Gross Profit
Corn seed and traits	$415	$535
Soybean seed and traits	588	451
Cotton seed and traits	73	73
Vegetable seeds	58	69
All other crops seeds and traits	(2)	12
Total Seeds and Genomics	$1,132	$1,140
Agricultural productivity	180	119
Total Agricultural Productivity	$180	$119
Total	$1,312	$1,259

EBIT(2)(3)(4)
Seeds and Genomics	$302	$199
Agricultural Productivity	38	13
Total	$340	$212

Depreciation and Amortization Expense
Seeds and Genomics	$149	$143
Agricultural Productivity	39	46
Total	$188	$189

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under U.S. GAAP. EBIT is an operating performance measure for the two reportable segments.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $2 million and $16 million for the three months ended Nov. 30, 2017, and Nov. 30, 2016, respectively.

(4)	Seeds and Genomics EBIT includes income from operations of noncontrolling interests of $2 million and $8 million for the three months ended Nov. 30, 2017, and Nov. 30, 2016, respectively.
A reconciliation of EBIT to net income attributable to Monsanto Company for each period is as follows:

	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016
EBIT(1)	$340	$212
Interest Expense — Net	109	118
Income Tax Provision(2)	62	65
Net Income Attributable to Monsanto Company	$169	$29

(1)	Includes the income from operations of discontinued businesses and the income from operations of noncontrolling interests.

(2)	Includes the income tax provisions on discontinued operations and noncontrolling interests.

NOTE 20.	SUBSEQUENT EVENTS
On Dec. 4, 2017, the Board of Directors declared a quarterly dividend on its common shares of 54 cents per share. The dividend is payable on Jan. 26, 2018, to shareowners of record on Jan. 5, 2018.
On Dec. 15, 2017, Monsanto gave notice it will redeem all of the outstanding 4.30% Notes, due Jan. 29, 2045 (“Notes”) in accordance with the terms and conditions of the Notes and related indenture on Jan. 29, 2018.
On Dec. 22, 2017, the United States enacted new tax legislation, the Tax Cuts and Jobs Act. The company is currently in the process of evaluating the impact this law will have on the consolidated financial statements and calculating the related impact to the company’s tax expense. The company expects the largest impact to the company from this legislation to be from the provisions that lower the corporate tax rate to 21% beginning on Jan. 1, 2018, and impose tax on earnings outside the United States that have previously not been subject to United States tax, which must be paid beginning in fiscal 2019 through fiscal 2026. The adjustments to the company’s tax expense for this legislation could materially affect the consolidated financial statements and will be recorded beginning in the period of enactment.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2017. Financial information for the first three months of fiscal year 2018 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Item 1 — Financial Statements — Note 19 — Segment Information — for a reconciliation of EBIT to net income attributable to Monsanto Company for the three months ended Nov. 30, 2017, and Nov. 30, 2016.
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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

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
Executive Summary
Consolidated Operating Results — Net sales increased $8 million in the three month comparison. The primary contributors to the increase were driven by soybean seed and traits and agricultural productivity, offset by a net sales decrease in corn seed and traits. The net sales increase in soybean seed and traits was primarily driven by increased Intacta RR2 PRO penetration in South America. The increase in agricultural productivity reflects higher average net selling price of Roundup and other glyphosate-based herbicides. The net sales decrease in corn seed and traits was driven by lower volumes. A significant portion of this was in the United States and is expected to be recovered later in fiscal 2018, and some was related to lower acres in the first season in Brazil.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit, see the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections in this MD&A.
Net income attributable to Monsanto Company was $0.38 per share in the first quarter of fiscal 2018, compared to $0.07 per share in the first quarter of fiscal 2017.
Financial Condition, Liquidity and Capital Resources — At Nov. 30, 2017, working capital was $2,302 million compared with $2,152 million at Nov. 30, 2016, an increase of $150 million, and compared with $2,253 million at Aug. 31, 2017, an increase of $49 million. For a detailed discussion of the factors affecting the working capital comparison, see the “Working Capital and Financial Condition” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
In the first three months of fiscal 2018, net cash provided by operating activities was $1,292 million compared with $1,463 million provided in the first three months of fiscal 2017. Net cash required by investing activities was $210 million in the first three months of fiscal 2018 compared with $327 million in the first three months of fiscal 2017. Net cash provided by financing activities was $178 million in the first three months of fiscal 2018 compared with net cash required by financing activities of $655 million in the first three months of fiscal 2017. Free cash flow was an inflow of $874 million in the first three months of fiscal 2018 compared with an inflow of $1,146 million in the first three months of fiscal 2017. For a detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
At Nov. 30, 2017, our debt-to-capital ratio was 55 percent compared with 56 percent at Aug. 31, 2017. The one percentage point decrease from Aug. 31, 2017, was primarily due to an increase in shareowners’ equity resulting from earnings during fiscal 2018.
For a detailed discussion see the “Capital Resources and Liquidity” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
Pending Merger with Bayer — On Sept. 14, 2016, we entered into an agreement and plan of merger (the “Merger Agreement”) with Bayer Aktiengesellschaft, a German stock corporation (“Bayer”), and KWA Investment Co., a Delaware corporation and an indirect wholly owned subsidiary of Bayer (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the company (the “Merger”), with the company continuing as the surviving corporation and as a wholly owned subsidiary of Bayer. The Merger Agreement provides that each share of common stock of the company, par value $0.01 per share (other than certain shares specified in the Merger Agreement), outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive $128.00 in cash, without interest. The obligation of the parties to complete the Merger is subject to customary closing conditions, including, among others, (i) the approval of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of common stock of the company entitled to vote, which was obtained at a special meeting of the company’s shareowners held on Dec. 13, 2016, (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the adoption of all approvals necessary for the completion of the Merger by the European Commission under Council Regulation (EC) No. 139/2004, (iv) the receipt of certain other required foreign antitrust approvals, (v) completion of the review process by the Committee on Foreign Investment in the United States (“CFIUS”), which has been completed, (vi) no approvals related to CFIUS or antitrust laws having been made or obtained with the imposition of conditions that, together with Divestiture Actions (as defined in the Merger Agreement) undertaken, would reasonably be expected to have a Substantial Detriment (as defined in the Merger Agreement), (vii) no law, order or injunction that is in effect that enjoins or otherwise prohibits the completion of the Merger

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

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
See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A — Risk Factors of our Report on Form 10-K for the fiscal year ended Aug. 31, 2017.
New Accounting Pronouncements — See Item 1 — Financial Statements — Note 2 — New Accounting Standards — for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows, as applicable.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended
(Dollars in millions, except per share amounts)	Nov. 30, 2017	Nov. 30, 2016	Increase/ (Decrease)
Net Sales	$2,658	$2,650	—%
Cost of goods sold	1,346	1,391	(3)%
Gross Profit	1,312	1,259	4%
Operating Expenses:
Selling, general and administrative expenses	664	585	14%
Research and development expenses	382	370	3%
Restructuring charges	4	(36)	NM
Pending Bayer transaction related costs	20	93	(78)%
Total Operating Expenses	1,070	1,012	6%
Income from Operations	242	247	(2)%
Interest expense	124	136	(9)%
Interest income	(15)	(18)	(17)%
Other (income) expense, net	(97)	43	NM
Income from Continuing Operations Before Income Taxes	230	86	NM
Income tax provision	60	61	(2)%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$170	$25	NM
Discontinued Operations:
Income from operations of discontinued business	2	16	(88)%
Income tax provision	1	6	(83)%
Income from Discontinued Operations	1	10	(90)%
Net Income	$171	$35	NM
Less: Net income attributable to noncontrolling interest	2	6	(67)%
Net Income Attributable to Monsanto Company	$169	$29	NM
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.38	$0.05	NM
Income from discontinued operations	—	0.02	NM
Net Income Attributable to Monsanto Company	$0.38	$0.07	NM
NM = Not Meaningful

Effective Tax Rate	26%	71%

Comparison as a Percent of Net Sales:
Cost of goods sold	51%	52%
Gross profit	49%	48%
Selling, general and administrative expenses	25%	22%
Research and development expenses	14%	14%
Total operating expenses	40%	38%
Income from continuing operations before income taxes	9%	3%
Net income attributable to Monsanto Company	6%	1%

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

First Quarter Fiscal Year 2018
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income from continuing operations:
Net sales increased $8 million in the first quarter of fiscal 2018 from the same quarter a year ago. Our Seeds and Genomics segment net sales decreased $78 million, and our Agricultural Productivity segment net sales increased $86 million in the three-month comparison.
The following table presents the percentage increase/(decrease) in first quarter of fiscal 2018 worldwide net sales by segment compared with net sales in the prior year quarter, including the effects of volume, price and currency:

	First Quarter 2018 Percentage Change in Net Sales vs. First Quarter 2017
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(11)%	6%	1%	(4)%
Agricultural Productivity Segment	4%	6%	1%	11%
Total Monsanto Company	(7)%	6%	1%	—%
Cost of goods sold for the total company decreased $45 million, or three percent, in the three-month comparison. Cost of goods sold as a percent of net sales for the total company decreased one percentage point to 51 percent. Our Seeds and Genomics segment cost of goods sold as a percent of Seeds and Genomics net sales decreased two percentage points to 36 percent, and our Agricultural Productivity segment cost of goods sold as a percent of Agricultural Productivity net sales decreased five percentage points to 80 percent.
The following table represents the percentage increase/(decrease) in first quarter of fiscal 2018 worldwide cost of goods sold by segment compared with cost of goods sold in the prior year quarter, including the effects of volume, costs and currency:

	First Quarter 2018 Percentage Change in Cost of Goods Sold vs. First Quarter 2017
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	(11)%	1%	—%	(10)%
Agricultural Productivity Segment	5%	(2)%	1%	4%
Total Monsanto Company	(3)%	(1)%	1%	(3)%

(1)
Seeds and Genomics segment included $10 million and $1 million of restructuring charges related to facility closures and exits costs from our supply chain operations and discontinued products during the first quarter of fiscal 2018 and 2017, respectively. Agricultural Productivity segment included $3 million of restructuring charges related to exit costs related to our manufacturing facilities during the first quarter of fiscal 2018. There were no restructuring charges during the first quarter of fiscal 2017 included in the Agricultural Productivity segment. See Item 1 — Financial Statements — Note 3 — Restructuring — for further information.

Gross profit increased $53 million in the three-month comparison. Gross profit as a percent of net sales for the total company increased one percentage point to 49 percent in the first quarter of fiscal 2018. Our Seeds and Genomics segment gross profit as a percent of Seed and Genomics net sales increased two percentage points to 64 percent, and our Agricultural Productivity segment gross profit as a percent of Agricultural Productivity net sales increased five percentage points to 20 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $58 million in the first quarter of fiscal 2018 compared to the prior year comparable quarter. The increase in operating expenses is due to an increase in selling, general and administrative expenses (“SG&A”), restructuring charges and R&D quarter over quarter, partially offset by a decrease in pending Bayer transaction related costs.
In the first quarter of fiscal 2018, SG&A expenses increased $79 million, and R&D expenses increased $12 million. SG&A increased primarily due to an increase in commission expense in South America and bad debt expense due to the growth of Intacta RR2 PRO in South America.
As a percent of net sales, SG&A expenses increased three percentage points to 25 percent, and R&D expenses remained consistent at 14 percent for the first quarter of fiscal 2018 compared to the prior year quarter.
Restructuring charges fluctuated $40 million resulting in an expense of $4 million in the first quarter of fiscal 2018 compared to a net reversal of expense of $36 million in the first quarter of fiscal 2017. The three months ended Nov. 30, 2016, included the

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

reversal of $45 million of previously recognized expense due to changes in estimates related to work force reductions. See discussion of the 2015 Restructuring Plan in Item 1 — Financial Statements — Note 3 — Restructuring.
In the first quarter of fiscal 2018, costs related to the pending Bayer transaction were $20 million compared to $93 million in the first quarter of fiscal 2017.
Other (income) expense — net was $97 million of income in the first quarter of fiscal 2018, a $140 million change from expense of $43 million in the first quarter of fiscal 2017. The fluctuation was primarily due to gains of approximately $85 million from the sale of assets, of which approximately $52 million was recorded on the sale of the Precision Planting equipment business, and the absence of a loss of $37 million that was reclassified into earnings in fiscal 2017 as a result of the discontinuance of an interest rate hedge.
Income tax provision was $60 million in the first quarter of fiscal 2018, a decrease of $1 million from the prior year quarter. This decrease was primarily driven by lower tax in Argentina resulting from a reduction in valuation allowance that was partially offset by an increase in tax expense due to an increase in total pretax income. The effective tax rate decreased to 26 percent from 71 percent in the first quarter of fiscal 2017, primarily due to the reduction in valuation allowance in Argentina.

SEEDS AND GENOMICS SEGMENT

	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016	Increase/ (Decrease)
Net Sales
Corn seed and traits	$787	$949	(17)%
Soybean seed and traits	728	600	21%
Cotton seed and traits	120	116	3%
Vegetable seeds	114	131	(13)%
All other crops seeds and traits	21	52	(60)%
Total Net Sales	$1,770	$1,848	(4)%
Gross Profit
Corn seed and traits	$415	$535	(22)%
Soybean seed and traits	588	451	30%
Cotton seed and traits	73	73	—%
Vegetable seeds	58	69	(16)%
All other crops seeds and traits	(2)	12	(117)%
Total Gross Profit	$1,132	$1,140	(1)%
EBIT(1)	$302	$199	52%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 1 — Financial Statements — Note 19 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — First Quarter Fiscal Year 2018
Net sales for the Seeds and Genomics segment decreased $78 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The net sales decrease of $162 million in corn seed and traits was primarily driven by lower volumes. A significant portion of this was in the United States and is expected to be recovered later in fiscal 2018, and some was related to lower acres in the first season in Brazil. The net sales decrease in corn seed and traits was partially offset by a net sales increase of $128 million within soybean seed and traits primarily driven by increased Intacta RR2 PRO penetration in South America.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $70 million, or ten percent, to $638 million in the first quarter of fiscal 2018 compared to $708 million in the first quarter of fiscal 2017. The decrease was primarily the result of lower sales volumes in corn seed and traits as noted in the net sales discussion.
Gross profit for the Seeds and Genomics segment decreased $8 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The decrease in gross profit was primarily due to lower volume in corn seeds and traits as noted in the net sales discussion. This decrease was offset by soybean seed and traits gross profit increasing due to increased Intacta RR2 PRO penetration in South America also noted in the net sales discussion.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

Gross profit as a percent of net sales for the segment increased to 64 percent in the first quarter of fiscal 2018 compared to 62 percent in the first quarter of fiscal 2017.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016	Increase
Net Sales
Agricultural productivity	$888	$802	11%
Total Net Sales	$888	$802	11%
Gross Profit
Agricultural productivity	$180	$119	51%
Total Gross Profit	$180	$119	51%
EBIT(1)	$38	$13	NM
NM = Not Meaningful

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 1 — Financial Statements — Note 19 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2018
Net sales in our Agricultural Productivity segment increased by $86 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to higher average net selling price of Roundup and other glyphosate-based herbicides.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold increased $25 million, or four percent, in the first quarter of fiscal 2018 to $708 million compared to $683 million in the first quarter of fiscal 2017.

The net sales and cost of goods sold discussed above resulted in higher gross profit of $61 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Gross profit as a percent of net sales for the Agricultural Productivity segment increased to 20 percent in the first quarter of fiscal 2018 compared to 15 percent in the first quarter of fiscal 2017.

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
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be in the range of $900 million to $965 million. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $325 million to $335 million in work force reductions, including severance and related benefits; $95 million to $130 million in facility closures/exit costs, including contract termination costs; $480 million to $500 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
For the three months ended Nov. 30, 2017, pretax restructuring charges of $17 million were recorded within the Statement of Consolidated Operations, of which $13 million and $4 million were included in cost of goods sold and restructuring charges, respectively. For the three months ended Nov. 30, 2016, a pretax net reversal of restructuring charges of $35 million was recorded within the Statement of Consolidated Operations, of which $1 million of expense and a net reversal of $36 million of previously recognized expense were included in cost of goods sold and restructuring charges, respectively. For additional information on the 2015 Restructuring Plan, see Item 1 — Financial Statements — Note 3 — Restructuring.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of
(Dollars in millions, except current ratio)	Nov. 30, 2017	Nov. 30, 2016	Aug. 31, 2017
Cash and Cash Equivalents(1)	$3,102	$2,129	$1,856
Trade Receivables, Net(1)	2,115	2,196	2,161
Inventory, Net	4,033	3,839	3,340
Other Current Assets(1)(2)	1,310	1,488	1,294
Total Current Assets	$10,560	$9,652	$8,651
Short-Term Debt, Including Current Portion of Long-Term Debt	$1,168	$570	$870
Accounts Payable(1)	1,194	1,073	1,068
Accrued Liabilities(1)(3)	5,896	5,857	4,460
Total Current Liabilities	$8,258	$7,500	$6,398
Working Capital(4)	$2,302	$2,152	$2,253
Current Ratio(4)	1.28:1	1.29:1	1.35:1

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
Nov. 30, 2017, compared with Aug. 31, 2017: Working capital increased $49 million, or two percent, between Aug. 31, 2017, and Nov. 30, 2017, primarily because of the following factors:

•
Cash and cash equivalents increased $1,246 million between the respective periods primarily due to cash from operating activities and an increase in book overdrafts partially offset by the payment of dividends during the period and cash required by investing activities.

•
Inventory increased $693 million between the respective periods primarily due to the seasonality of our corn seed business in the United States and Europe in which the fall harvest of seed products occurs in the first quarter of the fiscal year.

•
Other current assets increased $16 million primarily due to an increase in income taxes recoverable partially offset by a decrease of assets held for sale related to the sale of the Precision Planting equipment business.

These increases to working capital between Nov. 30, 2017, and Aug. 31, 2017, were partially offset by the following factors:

•
Short-term debt, including the current portion of long-term debt, increased $298 million between the respective periods primarily due to $300 million of senior notes reclassified from long-term debt to short term debt.

•	Accounts payable increased $126 million between the respective periods primarily due to the timing of payments.

•	Accrued liabilities increased $1,436 million between the respective periods primarily due to the following fluctuations:

◦
Deferred revenues increased $2,392 million due to customer prepayments in the United States that occurred in the first quarter of fiscal 2018 partially offset by recognition of Intacta RR2 PRO prepayments in Brazil from fiscal 2017.

◦	Grower production accruals increased $371 million primarily due to deliveries in advance of the 2018 fiscal year selling season as a result of the seasonality of our business.
The increases in accrued liabilities were partially offset by the following:

◦	Accrued compensation and benefits decreased $310 million primarily due to the payment of fiscal 2017 incentive accruals partially offset by current year incentive accruals.

◦	Accrued marketing programs decreased $725 million between the respective periods primarily due to the seasonality of our business and the timing of payments.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

◦	Dividends payable decreased $237 million due to the timing of dividend declaration and payments.
Nov. 30, 2017, compared with Nov. 30, 2016: Working capital increased $150 million between Nov. 30, 2016, and Nov. 30, 2017, primarily because of the following factors:

•
Cash and cash equivalents increased $973 million between the respective periods primarily due to cash provided by operating activities, cash provided by financing with less than 90-day maturities and proceeds from stock options exercised partially offset by cash required by investing activities and the payment of debt and dividends during the period.

•	Inventory increased $194 million between the respective periods primarily due to higher production of seed and traits inventory.
These increases to working capital between Nov. 30, 2017, and Nov. 30, 2016, were offset by the following factors:

•	Trade receivables, net decreased $81 million between the respective periods primarily due to the write off of certain receivable balances in Latin America.

•
Other current assets decreased $178 million primarily due to a decrease in assets held for sale of $223 million as assets related to the Precision Planting equipment business were sold during the first quarter of fiscal 2018 and packaging materials previously included in assets held for sale were reclassified from assets held for sale to other assets.

•
Short-term debt, including the current portion of long-term debt, increased $598 million between the respective periods primarily due to reclassifications of long-term debt to short-term partially offset by repayments of senior notes.

•	Accounts payable increased $121 million between the respective periods primarily due to the timing of payments.

•	Accrued liabilities increased $39 million between the respective periods primarily due to the following:

◦	Accrued compensation and benefits increased $56 million primarily due to the timing of accrued wages and increased current year incentive accruals compared to prior year.

◦	Accrued marketing programs increased $155 million primarily due to increased accruals in the United States and increased Brazil accruals due to higher Intacta RR2 PRO soybean revenues.

◦
Deferred revenue increased $212 million primarily due to higher prepayments in the United States and higher credit balance reclassifications from accounts receivable to deferred revenue due to the right of set off as a result of lower net sales.

The decreases in accrued liabilities were partially offset by the following:

◦	Income taxes payable decreased $88 million primarily due to payments of accrued liabilities that reduced taxable income.

◦	Restructuring reserves decreased $98 million as a result of payments made under the 2015 Restructuring Plan and changes in estimates related to work force reductions.

◦	Miscellaneous short-term accruals decreased $180 million primarily due to a decrease in amounts due to a third party related to trade receivables sold.
Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of Nov. 30, 2017, the programs had $283 million in outstanding balances, and we received $21 million of proceeds during the first three months of fiscal 2018 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $70 million as of Nov. 30, 2017. See Item 1 — Financial Statements — Note 4 — Customer Financing Programs — for further discussion of these programs.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

Cash Flow

	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016
Net Cash Provided by Operating Activities	$1,292	$1,463
Net Cash Required by Investing Activities	(210)	(327)
Net Cash Provided (Required) by Financing Activities	178	(655)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14)	(28)
Net Increase in Cash and Cash Equivalents	$1,246	$453

	Three Months Ended
(Dollars in millions)	Nov. 30, 2017	Nov. 30, 2016
Net Cash Provided by Operating Activities	$1,292	$1,463
Capital Expenditures	(418)	(317)
Free Cash Flow(1)	$874	$1,146

(1)
Free cash flow represents the total of net cash provided or required by operating activities less capital expenditures (see the “Overview - Non-GAAP Financial Measures” section of MD&A for a further discussion).

Operating: The decrease in cash provided by operating activities in the first three months of fiscal 2018 compared to the first three months of fiscal 2017 was primarily due to more cash required for trade payables, incentives, amounts due to a third party related to trade receivables sold, market funding and taxes compared to the prior period. These decreases in cash provided by operating activities were partially offset by increased net income compared to prior year, more accounts receivable collections compared to the prior period due to timing, absence of the cash payment related to the PCB settlement described in Item 1 — Financial Statements — Note 18 — Commitments and Contingencies and a decrease in restructuring reserves due to less payments and changes in estimates related to work force reductions under the 2015 Restructuring Plan.
Investing: Cash required by investing activities in the first three months of fiscal 2018 decreased compared to the first three months of fiscal 2017 due to proceeds received from the sale of the Precision Planting equipment business, partially offset by an increase in capital expenditures related to the construction of a dicamba-based herbicide manufacturing facility in Luling, Louisiana.
Financing: The increase in cash provided by financing activities in the first three months of fiscal 2018 compared to the first three months of fiscal 2017 was primarily due to book overdrafts in fiscal 2018 and repayment of commercial paper in fiscal 2017 that did not occur in fiscal 2018.
Capital Resources and Liquidity

	As of
(Dollars in millions, except debt-to-capital ratio)	Nov. 30, 2017	Nov. 30, 2016	Aug. 31, 2017
Short-Term Debt	$1,168	$570	$870
Long-Term Debt	6,949	8,047	7,254
Total Monsanto Company Shareowners’ Equity	6,601	4,402	6,438
Debt-to-Capital Ratio(1)	55%	66%	56%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners’ equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had no commercial paper borrowings outstanding as of Nov. 30, 2017.
Debt and Other Credit Arrangements: In April 2016, Monsanto filed a shelf registration with the SEC (“2016 shelf registration”) that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

We have a $3 billion credit facility agreement with a group of banks that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Nov. 30, 2017, we did not have any borrowings under this credit facility, and we were in compliance with all debt covenants.
In October 2016, we entered into a $1 billion delayed draw term loan facility that matures the earlier of October 2019 or the consummation of the Bayer merger. Borrowings under the facility were $500 million as of Nov. 30, 2017. Proceeds were used for general corporate purposes.
On Dec. 15, 2017, we gave notice we will redeem all of the outstanding 4.30% Notes, due Jan. 29, 2045 (“Notes”) in accordance with the terms and conditions of the Notes and related indenture on Jan. 29, 2018.
As of Nov. 30, 2017, our debt-to-capital ratio was 55 percent compared with 56 percent at Aug. 31, 2017, and 66 percent at Nov. 30, 2016. The one percentage point decrease from Aug. 31, 2017, was primarily due to an increase in shareowners’ equity resulting from earnings during fiscal 2018. The 11 percentage point decrease from Nov. 30, 2016, was primarily driven by an increase in shareowners’ equity resulting from earnings partially offset by the payment of dividends and a decrease in debt outstanding at Nov. 30, 2017, compared to Nov. 30, 2016.
We held cash and cash equivalents and short-term investments of $3,103 million and $1,864 million as of Nov. 30, 2017, and Aug. 31, 2017, respectively, of which $922 million and $1,281 million was held by foreign entities, respectively. As of Nov. 30, 2017, our intent is to indefinitely reinvest approximately $4.2 billion of the $4.5 billion of undistributed earnings of our foreign operations that existed as of Aug. 31, 2017. As a result of the Tax Cuts and Jobs Act that was enacted on Dec. 22, 2017, we will incur a tax liability for our undistributed earnings that will be recorded in the period of enactment. We are currently evaluating the impact of the new law and computing the adjustment to our tax expense.
Dividends: There were no dividends declared in the first quarter of fiscal 2018. On Dec. 4, 2017, we declared a quarterly dividend on our common shares of $0.54 per share related to the our first quarter of fiscal 2018 that is payable on Jan. 26, 2018, to shareowners of record on Jan. 5, 2018.
Pension Contributions: As of Nov. 30, 2017, we have not made any contributions to our U.S. qualified pension plan. Based on the funded status of our plan, we are not required to make any contributions. However, we expect to contribute $60 million during fiscal 2018.
2016 Disposal: On Jul. 25, 2017, we signed a definitive agreement with AGCO Corporation to sell the Precision Planting equipment business for approximately $200 million in cash, subject to customary working capital adjustments. In the first quarter of fiscal 2018, we closed on the sale of the Precision Planting equipment business, and a gain of approximately $52 million was recognized within other (income) expense, net in the Statement of Consolidated Operations.
Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2017.
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
In the first quarter of fiscal 2018, we completed a significant expansion of our Chesterfield, Missouri, facility. In December 2013, we executed the first of a series of incentive agreements with the County of St. Louis, Missouri. Under these agreements we have transferred our Chesterfield, Missouri facility to St. Louis County and received Industrial Revenue Bonds in the amount of up to $470 million, which enables us to reduce our cost of constructing and operating the expansion by reducing certain state and local tax expenditures. We immediately leased the facility from the County of St. Louis and have an option to purchase the facility upon tendering the Industrial Revenue Bonds we received to the County. The payments due to us in relation to the Industrial Revenue Bonds and owed by us in relation to the lease of the facility qualify for the right of offset under ASC 210, Balance Sheet, in our Statements of Consolidated Financial Position. As such, neither the Industrial Revenue Bonds nor the lease obligation are recorded in the Statements of Consolidated Financial Position as an asset or liability, respectively. The Chesterfield facility and the expansion are being treated as being owned by us.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

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
Outside of the United States, our businesses will continue to face challenges related to the risks inherent in operating in international markets. We will continue to consider, assess and address these developments and the challenges and issues they place on our businesses. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States and our shareowners’ equity. We continuously monitor the potential for currency devaluation in Brazil, Argentina and Ukraine, including changes to exchange rate mechanisms or structures, and the potential impact on future periods. Subsequent to recent currency devaluations in Argentina, we continue to monitor the economic situations and the impact of currency volatility on earnings.
On Dec. 22, 2017, the United States enacted new tax legislation, the Tax Cuts and Jobs Act. We are currently in the process of evaluating the impact this law will have on the consolidated financial statements and calculating the related impact to our tax expense. We expect the largest impact to us from this legislation to be from the provisions that lower the corporate tax rate to 21% beginning on Jan. 1, 2018, and impose tax on earnings outside the United States that have previously not been subject to United States tax, which must be paid beginning in fiscal 2019 through fiscal 2026. The adjustments to our tax expense for this legislation could materially affect the consolidated financial statements and will be recorded beginning in the period of enactment.
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
Seeds and Genomics
Our capabilities in plant breeding and biotechnology R&D are generating a rich and balanced product pipeline that we expect will drive long-term growth. We plan to continue to invest in the areas of seeds, genomics, breeding, biotechnology, digital agriculture and biologicals and to invest in technology arrangements that have the potential to increase the efficiency and effectiveness of our R&D efforts. We believe that our seeds and traits businesses will have near-term growth opportunities through a combination of improved breeding, continued growth of stacked biotech traits and expansion in established and emerging markets.
We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields of our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable seeds business, which has a portfolio focused on 21 crops, continues to develop and deliver new innovative products to our customers as we continue to focus on our breeding investments and process optimization. We expect to see continued competition in seeds and genomics. We believe we will maintain a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

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
Our international traits businesses, in particular, are likely to continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic and political environments. Longer term, income is expected to grow in South America as farmers choose to plant more of our approved traits in soybeans, corn and cotton. The agricultural economy in Brazil and Argentina could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection systems and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil and Argentina against such volatility.
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

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2017. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations or liquidity.
The estimates that have an inherently higher degree of uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2017. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability or liquidity for the current period could have been materially different from those presented in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Nov. 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Nov. 30, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC, or its former subsidiary Solutia, Inc., is a party but that we manage and for which we are responsible pursuant to certain indemnification agreements. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Part I — Financial Information — Item 1 — Financial Statements — Note 18 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities” and is incorporated by reference herein. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2017.

ITEM 1A.	RISK FACTORS
Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2017, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2018 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2017:
Sept. 1, 2017, through Sept. 30, 2017	28	(2)	$119.82	—	$—
October 2017:
Oct. 1, 2017, through Oct. 31, 2017	28	(2)	$121.11	—	$—
November 2017:
Nov. 1, 2017, through Nov. 30, 2017	28	(2)	$118.36	—	$—
Total	84		$119.76	—	$—

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Shares withheld for taxes on restricted stock.
There were no publicly announced repurchase plans outstanding as of Nov. 30, 2017. The Merger Agreement includes restrictions on purchases of shares of the company’s common stock by the company.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
10
Form of Change of Control Employment Security Agreement for Messrs. Begemann, Fraley, Grant and Snively, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 of Form 8-K, filed on Sept. 7, 2010, File No. 1-16167).†

11	Omitted — see Note 16 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

MONSANTO COMPANY	FIRST QUARTER 2018 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: January 5, 2018