Form 10-Q
period 2018-02-28
MONSANTO CO /NEW/
filed 2018-04-05
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Feb. 28, 2018
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 441,283,987 shares of common stock, $0.01 par value, outstanding as of April 2, 2018.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three and six months ended Feb. 28, 2018, and Feb. 28, 2017, the Statements of Consolidated Comprehensive Income for the three and six months ended Feb. 28, 2018, and Feb. 28, 2017, the Statements of Consolidated Financial Position as of Feb. 28, 2018, and Aug. 31, 2017, the Statements of Consolidated Cash Flows for the six months ended Feb. 28, 2018, and Feb. 28, 2017, the Statements of Consolidated Shareowners’ Equity for the six months ended Feb. 28, 2018, and year ended Aug. 31, 2017, and related Notes to the Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. In the Notes to the Consolidated Financial Statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended		Six Months Ended
	Feb. 28, 2018	Feb. 28, 2017	Feb. 28, 2018	Feb. 28, 2017
Net Sales	$5,019	$5,074	$7,677	$7,724
Cost of goods sold	2,053	2,122	3,399	3,513
Gross Profit	2,966	2,952	4,278	4,211
Operating Expenses:
Selling, general and administrative expenses	652	657	1,316	1,242
Research and development expenses	394	381	776	751
Restructuring charges	(1)	23	3	(13)
Pending Bayer transaction related costs	25	27	45	120
Total Operating Expenses	1,070	1,088	2,140	2,100
Income from Operations	1,896	1,864	2,138	2,111
Interest expense	105	102	229	238
Interest income	(24)	(18)	(39)	(36)
Other income, net	(24)	(88)	(121)	(45)
Income from Continuing Operations Before Income Taxes	1,839	1,868	2,069	1,954
Income tax provision	381	505	441	566
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,458	$1,363	$1,628	$1,388
Discontinued Operations:
Income from operations of discontinued business	2	5	4	21
Income tax provision	—	2	1	8
Income from Discontinued Operations	2	3	3	13
Net Income	$1,460	$1,366	$1,631	$1,401
Less: Net income (loss) attributable to noncontrolling interest	1	(2)	3	4
Net Income Attributable to Monsanto Company	$1,459	$1,368	$1,628	$1,397
Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,457	$1,365	$1,625	$1,384
Income from discontinued operations	2	3	3	13
Net Income Attributable to Monsanto Company	$1,459	$1,368	$1,628	$1,397
Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.30	$3.11	$3.69	$3.16
Income from discontinued operations	0.01	0.01	0.01	0.03
Net Income Attributable to Monsanto Company	$3.31	$3.12	$3.70	$3.19
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.27	$3.08	$3.64	$3.13
Income from discontinued operations	—	0.01	0.01	0.03
Net Income Attributable to Monsanto Company	$3.27	$3.09	$3.65	$3.16
Weighted Average Shares Outstanding:
Basic	441.0	438.7	440.6	438.4
Diluted	445.5	442.3	445.9	442.3
Dividends Declared per Share	$1.08	$1.08	$1.08	$1.08
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

Statements of Consolidated Comprehensive Income

Unaudited (Dollars in millions)	Three Months Ended		Six Months Ended
	Feb. 28, 2018	Feb. 28, 2017	Feb. 28, 2018	Feb. 28, 2017
Comprehensive Income Attributable to Monsanto Company
Net Income Attributable to Monsanto Company	$1,459	$1,368	$1,628	$1,397
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation, net of tax of $28, $(1), $(2) and $0, respectively	107	171	25	(98)
Postretirement benefit plan activity, net of tax of $49, $6, $53 and $12, respectively	(39)	13	(33)	23
Unrealized net losses on investment holdings, net of tax of $1, $0, $0 and $(1), respectively	—	(1)	(1)	(2)
Realized net (gains) losses on investment holdings, net of tax of $0, $1, $0 and $1, respectively	(1)	1	(1)	1
Unrealized net derivative (losses) gains, net of tax of $28, $6, $32 and $21, respectively	(18)	7	(11)	38
Realized net derivative losses, net of tax of $1, $4, $1 and $19, respectively	1	8	3	29
Total Other Comprehensive Income (Loss), Net of Tax	50	199	(18)	(9)
Comprehensive Income Attributable to Monsanto Company	$1,509	$1,567	$1,610	$1,388
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net Income (Loss) Attributable to Noncontrolling Interests	1	(2)	3	4
Other Comprehensive Income
Foreign currency translation	—	1	—	—
Total Other Comprehensive Income	—	1	—	—
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	$1	$(1)	$3	$4
Total Comprehensive Income	$1,510	$1,566	$1,613	$1,392
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

Statements of Consolidated Financial Position

Unaudited (Dollars in millions, except share amounts)	As of
	Feb. 28, 2018	Aug. 31, 2017
Assets
Current Assets:
Cash and cash equivalents (variable interest entity restricted - 2018: $19 and 2017: $94)	$2,409	$1,856
Trade receivables, net (variable interest entity restricted - 2018: $124 and 2017: $74)	2,520	2,161
Miscellaneous receivables (variable interest entity restricted - 2018: $8 and 2017: $5)	772	827
Inventory, net	4,015	3,340
Assets held for sale	30	199
Other current assets (variable interest entity restricted - 2018: $0 and 2017: $1)	310	268
Total Current Assets	10,056	8,651
Total property, plant and equipment	12,705	12,231
Less accumulated depreciation	6,596	6,301
Property, Plant and Equipment, net	6,109	5,930
Goodwill	4,100	4,088
Other Intangible Assets, Net	977	1,024
Deferred Tax Assets (variable interest entity restricted - 2018: $11 and 2017: $11)	495	564
Long-Term Receivables, Net	58	121
Other Assets (variable interest entity restricted - 2018: $4 and 2017: $4)	892	955
Total Assets	$22,687	$21,333
Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt (variable interest entity restricted - 2018: $2 and 2017: $0)	$1,212	$870
Accounts payable (variable interest entity restricted - 2018: $1 and 2017: $9)	875	1,068
Income taxes payable	200	58
Accrued compensation and benefits	261	578
Accrued marketing programs	1,754	1,918
Deferred revenues (variable interest entity restricted - 2018: $1 and 2017: $0)	1,686	727
Grower production accruals	189	59
Dividends payable	239	237
Customer payable	13	106
Restructuring reserves	18	37
Miscellaneous short-term accruals (variable interest entity restricted - 2018: $2 and 2017: $2)	702	740
Total Current Liabilities	7,149	6,398
Long-Term Debt (variable interest entity restricted - 2018: $97 and 2017: $104)	6,635	7,254
Postretirement Liabilities	303	313
Long-Term Deferred Revenue	114	114
Noncurrent Deferred Tax Liabilities	139	192
Long-Term Portion of Environmental and Litigation Liabilities	213	218
Other Liabilities	368	386
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 614,841,751 and 613,219,246 shares, respectively
Outstanding 441,200,613 and 439,578,276 shares, respectively	6	6
Treasury stock 173,641,138 and 173,640,970 shares respectively, at cost	(15,053)	(15,053)
Additional contributed capital	11,956	11,840
Retained earnings	13,290	12,072
Accumulated other comprehensive loss	(2,445)	(2,427)
Total Monsanto Company Shareowners’ Equity	7,754	6,438
Noncontrolling Interest	12	20
Total Shareowners’ Equity	7,766	6,458
Total Liabilities and Shareowners’ Equity	$22,687	$21,333
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited (Dollars in millions)	Six Months Ended
	Feb. 28, 2018	Feb. 28, 2017
Operating Activities:
Net Income	$1,631	$1,401
Adjustments to reconcile cash provided (required) by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	381	372
Bad-debt expense	24	49
Stock-based compensation expense	63	67
Excess tax benefits from stock-based compensation	—	(5)
Deferred income taxes	(14)	54
Restructuring impairments	2	20
Equity affiliate expense, net	3	3
Net gain on sale of a business or other assets	(118)	(83)
Other items	35	54
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(357)	(690)
Inventory, net	(699)	(416)
Deferred revenue	973	829
Accounts payable and other accrued liabilities	(361)	68
Restructuring, net	(28)	(111)
Pension contributions	(11)	(27)
Other items, net	106	(48)
Net Cash Provided by Operating Activities	1,630	1,537
Cash Flows Provided (Required) by Investing Activities:
Maturities of short-term investments	7	50
Capital expenditures	(661)	(543)
Acquisition of businesses, net of cash acquired	—	(7)
Technology and other investments	(25)	(38)
Other investments and property disposal proceeds	313	100
Net Cash Required by Investing Activities	(366)	(438)
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	39	(140)
Short-term debt proceeds	60	18
Short-term debt reductions	(14)	(11)
Long-term debt proceeds	—	600
Long-term debt reductions	(367)	(510)
Debt issuance costs	—	(2)
Stock option exercises	82	37
Excess tax benefits from stock-based compensation	—	5
Tax withholding on restricted stock and restricted stock units	(27)	(15)
Dividend payments	(476)	(475)
Payments to noncontrolling interests	(11)	(1)
Net Cash Required by Financing Activities	(714)	(494)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	—
Net Increase in Cash and Cash Equivalents	553	605
Cash and Cash Equivalents at Beginning of Period	1,856	1,676
Cash and Cash Equivalents at End of Period	$2,409	$2,281
See Note 18 — Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

Statements of Consolidated Shareowners’ Equity

	Monsanto Shareowners
Unaudited (Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(1)	Non-Controlling Interest	Total
Balance as of Aug. 31, 2016	$6	$(15,053)	$11,626	$10,763	$(2,808)	$11	$4,545
Net Income	—	—	—	2,260	—	13	2,273
Other Comprehensive Income For Fiscal 2017	—	—	—	—	381	1	382
Restricted Stock and Restricted Stock Unit Tax Withholding	—	—	(18)	—	—	—	(18)
Issuance of Shares Under Employee Stock Plans	—	—	105	—	—	—	105
Stock-based Compensation Expense	—	—	127	—	—	—	127
Cash Dividends of $2.16 per Common Share	—	—	—	(951)	—	—	(951)
Payments to Noncontrolling Interest	—	—	—	—	—	(5)	(5)
Balance as of Aug. 31, 2017	$6	$(15,053)	$11,840	$12,072	$(2,427)	$20	$6,458
Net Income	—	—	—	1,628	—	3	1,631
Other Comprehensive Income for Fiscal 2018	—	—	—	—	(18)	—	(18)
Reclassification of Accumulated Other Comprehensive Loss Tax Effects (2)	—	—	—	68	—	—	68
Issuance of Shares Under Employee Stock Plans	—	—	80	—	—	—	80
Restricted Stock and Restricted Stock Unit Tax Withholding	—	—	(27)	—	—	—	(27)
Stock-based Compensation Expense	—	—	63	—	—	—	63
Cash Dividends of $1.08 per Common Share	—	—	—	(478)	—	—	(478)
Payments to Noncontrolling Interest	—	—	—	—	—	(11)	(11)
Balance as of Feb. 28, 2018	$6	$(15,053)	$11,956	$13,290	$(2,445)	$12	$7,766

(1)	See Note 16 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.

(2)	See Note 2 — New Accounting Standards — for further information.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto’s seeds, biotechnology trait products, herbicides and digital agriculture products provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better food for consumers and better feed for animals.
Monsanto manages its business in two reportable segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds and digital agriculture products, including Climate Fieldview to assist farmers in decision making. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures Roundup and XtendiMax Herbicide with VaporGrip Technology brand herbicides and other herbicides. See Note 20 — Segment Information — for further details.
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
On Jul. 25, 2017, the company signed a definitive agreement with AGCO Corporation to sell the Precision Planting equipment business for approximately $200 million in cash. As of Aug. 31, 2017, Monsanto had $156 million of assets held for sale and $12 million of liabilities held for sale classified within miscellaneous short-term accruals on the Statement of Consolidated Financial Position related to this transaction. The assets were primarily classified as inventory, net; trade receivables, net; property, plant, and equipment, net; goodwill; and other intangible assets, net, and the liabilities were primarily classified as accrued marketing programs and accounts payable. In the first quarter of fiscal 2018, the company closed on its sale of the Precision Planting equipment business, and a gain of approximately $52 million was recognized within other income, net in the Statement of Consolidated Operations.
In addition to the aforementioned divestment, during the three and six months ended Feb. 28, 2018, the company recognized income of approximately $50 million and $83 million within other income, net in the Statements of Consolidated Operations as a result of non-core asset sales. During the three months ended Feb. 28, 2018, approximately $50 million of income was recorded in the Agricultural Productivity segment. During the six months ended Feb. 28, 2018, approximately $83 million of income was split by segment as follows: $50 million in Agricultural Productivity and $33 million in Seeds and Genomics.
In the second quarter of fiscal 2017, the company divested its European-based silthiofam seed-treatment chemical business previously reported as part of the Agricultural Productivity segment for approximately $140 million in cash. Approximately $85 million, less the carrying amount of assets sold of approximately $2 million, was recognized within other income, net in the Statements of Consolidated Operations for the three and six months ended Feb. 28, 2017. The recognition of the remaining $55 million is contingent on silthiofam re-registration within the European Union.
The company did not have any other material non-core asset sales in the three and six months ended Feb. 28, 2017, except as described above.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all necessary adjustments which are normal and recurring to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2017. Financial information for the second quarter and first six months of fiscal year 2018 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS
In February 2018, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which permits entities to reclassify tax effects stranded in accumulated other comprehensive income(loss) as a result of the Tax Cuts and Jobs Act to retained earnings. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018, with early adoption permitted. Monsanto is required to adopt the standard in the first quarter of fiscal year 2020. The company elected to early adopt this standard in the second quarter of fiscal 2018, which coincides with the period of enactment of the Tax Cuts and Jobs

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Act. In the second quarter of fiscal 2018, Monsanto reclassified $68 million of income from accumulated other comprehensive loss into retained earnings due to the change in the U.S. federal corporate income tax rate. Monsanto did not have any other income tax effects of the Tax Cuts and Jobs Act on items remaining in accumulated other comprehensive loss that the company needed to reclassify into retained earnings under this adoption.
In August 2017, the FASB issued accounting guidance, “Targeted Improvements to Accounting for Hedging Activities” which seeks to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018. Adoption will be applied on a modified retrospective approach to existing hedging relationships as of the date of adoption. Monsanto is required to adopt this standard in the first quarter of fiscal year 2020. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
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
In February 2016, the FASB issued accounting guidance, “Leases”, which has been further clarified and amended. This guidance will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the Statements of Financial Position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018, with early adoption permitted. This standard will be adopted on a modified retrospective basis. Monsanto is required to adopt the standard in the first quarter of fiscal year 2020. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In January 2016, the FASB issued accounting guidance, “Recognition and Measurement of Financial Assets and Financial Liabilities” which would require equity investments not accounted for as an equity method investment or that result in consolidation to be recorded at their fair value with changes in fair value recognized in the Statements of Consolidated Operations. Those equity investments that do not have a readily determinable fair value may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes. In February 2018, the FASB issued guidance amending the previous guidance to clarify that entities must use a prospective transition approach for equity securities they elect to measure using the new measurement alternative. The amendments also clarify other aspects of the guidance on

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

how to apply the measurement alternative and the presentation requirements for financial liabilities measured under the fair value option. This standard, including the clarifications, is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2017, with early adoption prohibited. Monsanto is required to adopt the standard in the first quarter of fiscal year 2019. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 3.	RESTRUCTURING
Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017	Feb. 28, 2018	Feb. 28, 2017
Cost of Goods Sold(1)	$(4)	$(6)	$(17)	$(7)
Restructuring Charges(2)	1	(23)	(3)	13
Income from Continuing Operations Before Income Taxes	$(3)	$(29)	$(20)	$6
Income Tax Provision	15	15	23	5
Net Income	$12	$(14)	$3	$11

(1)
For the three months ended Feb. 28, 2018, $4 million of restructuring charges in cost of goods sold was recorded in the Agricultural Productivity segment. For the three months ended Feb. 28, 2017, $6 million of restructuring charges in cost of goods sold was split by segment as follows: $5 million in Seeds and Genomics and $1 million in Agricultural Productivity. For the six months ended Feb. 28, 2018, $17 million of restructuring charges in cost of goods sold was split by segment as follows: $10 million in Seeds and Genomics and $7 million in Agricultural Productivity. For the six months ended Feb. 28, 2017, $7 million of restructuring charges in cost of goods sold was split by segment as follows: $6 million in Seeds and Genomics and $1 million in Agricultural Productivity.

(2)
For the three months ended Feb. 28, 2018, the net reversal of previously recognized expense of $1 million was recorded in the Seeds and Genomics segment. For the three months ended Feb. 28, 2017, $23 million of restructuring charges was split by segment as follows: $22 million in Seeds and Genomics and $1 million in Agricultural Productivity. For the six months ended Feb. 28, 2018, $3 million of restructuring charges was split by segment as follows: $2 million in Seeds and Genomics and $1 million in Agricultural Productivity. For the six months ended Feb. 28, 2017, the net reversal of previously recognized expense of $13 million was split by segment as follows: $12 million in Seeds and Genomics and $1 million in Agricultural Productivity.

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
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be in the range of $890 million to $955 million. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $315 million to $325 million in work force reductions, including severance and related benefits; $95 million to $130 million in facility closures/exit costs, including contract termination costs; $480 million to $500 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
The following tables summarize the activities related to the company’s 2015 Restructuring Plan.

	Three months ended Feb. 28, 2018			Three months ended Feb. 28, 2017
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$(6)	$(1)	$(7)	$2	$—	$2
Facility Closures/Exit Costs	5	5	10	8	1	9
Asset Impairments and Write-offs:
Property, plant and equipment	—	—	—	18	1	19
Inventory	—	—	—	(1)	—	(1)
Goodwill and other assets	—	—	—	—	—	—
Total Restructuring Charges, Net	$(1)	$4	$3	$27	$2	$29

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Six months ended Feb. 28, 2018			Six months ended Feb. 28, 2017			Cumulative Amount through Feb. 28, 2018
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$(10)	$(1)	$(11)	$(34)	$(2)	$(36)	$297	$17	$314
Facility Closures/Exit Costs	20	9	29	10	1	11	62	19	81
Asset Impairments and Write-offs:
Property, plant and equipment	—	—	—	19	1	20	153	3	156
Inventory	2	—	2	—	—	—	106	—	106
Goodwill and other assets	—	—	—	(1)	—	(1)	189	20	209
Total Restructuring Charges, Net	$12	$8	$20	$(6)	$—	$(6)	$807	$59	$866
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
The three months ended Feb. 28, 2018, and Feb. 28, 2017, include the reversal of $8 million and $12 million, respectively, of previously recognized expense due to changes in estimates related to work force reductions. The six months ended Feb. 28, 2018, and Feb. 28, 2017, include the reversal of $14 million and $57 million, respectively, of previously recognized expense due to changes in estimates related to work force reductions.
The following table summarizes the activities related to the company’s 2015 Restructuring Plan.

(Dollars in millions)	Work Force Reductions(1)	Facility Closures/Exit Costs(2)	Asset Impairments and Write-offs	Total
Ending Liability as of Aug. 31, 2016	$244	$—	$—	$244
Net restructuring charges recognized in fiscal year 2017	(81)	24	46	(11)
Cash payments	(119)	(22)	—	(141)
Asset impairments and write-offs	—	—	(46)	(46)
Ending Liability as of Aug. 31, 2017	$44	$2	$—	$46
Net restructuring charges recognized in first six months of fiscal year 2018	(11)	29	2	20
Cash payments	(17)	(29)	—	(46)
Asset impairments and write-offs	—	—	(2)	(2)
Ending Liability as of Feb. 28, 2018	$16	$2	$—	$18

(1)
There was no long-term restructuring liability balance as of Feb. 28, 2018. The restructuring liability balance included $8 million of long-term liabilities that was recorded in other liabilities in the Statement of Consolidated Financial Position as of Aug. 31, 2017.

(2)
There was no long-term restructuring liability balance as of Feb. 28, 2018. The restructuring liability balance included $1 million of long-term liabilities that was recorded in other liabilities in the Statement of Consolidated Financial Position as of Aug. 31, 2017.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 4.	CUSTOMER FINANCING PROGRAMS
Monsanto participates in customer financing programs as follows:

	As of
(Dollars in millions)	Feb. 28, 2018	Aug. 31, 2017
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)
Outstanding balance	$47	$539
Maximum future payout under recourse provisions	15	21
European and Latin American agreements to sell trade receivables(2)
Outstanding balance	$19	$107
Maximum future payout under recourse provisions	5	27
Agreements with Lenders(3)
Outstanding balance	$96	$92
Maximum future payout under the guarantee	50	52
The gross amounts of receivables sold under transactions that qualify for sales treatment were:

	Gross Amounts of Receivables Sold
	Three Months Ended		Six months ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017	Feb. 28, 2018	Feb. 28, 2017
Transactions that Qualify for Sales Treatment
U.S. agreement to sell trade receivables(1)	$—	$—	$13	$115
European and Latin American agreements to sell trade receivables(2)	7	5	15	11

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

In addition to the arrangements in the above table, Monsanto also participates in a financing program in Brazil that allows Monsanto to transfer up to 350 million Brazilian reais (approximately $108 million as of Feb. 28, 2018) for select customers in Brazil to a revolving financing program. Under the arrangement, a recourse provision requires Monsanto to cover the first credit losses within the program up to the amount of the company’s investment. Credit losses above Monsanto’s investment would be covered by senior interests in the entity by a reduction in the fair value of their mandatorily redeemable shares. The company evaluated its relationship with the entity under the guidance within the Consolidation topic of the ASC, and as a result, the entity has been consolidated. For further information on this topic, see Note 5 — Variable Interest Entities and Investments.
There were no significant recourse or non-recourse liabilities for all programs as of Feb. 28, 2018, and Aug. 31, 2017. There were no significant delinquent loans for all programs as of Feb. 28, 2018, and Aug. 31, 2017.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 5.	VARIABLE INTEREST ENTITIES AND INVESTMENTS
Variable Interest Entities
On Nov. 4, 2016, Monsanto entered into a financing program in Brazil that is recorded as a consolidated variable interest entity (“VIE”). For the most part, the arrangement of the Brazil VIE consists of a revolving financing program that is funded by investments from the company and other third parties, primarily investment funds, and has been established to service Monsanto’s customer receivables. Under the arrangement, third parties, primarily investment funds, hold senior interests of 80 percent and 85 percent in the entity as of Feb. 28, 2018, and Aug. 31, 2017, respectively, and Monsanto holds the remaining 20 percent and 15 percent, respectively. The senior interests held by third parties are mandatorily redeemable shares and are primarily included in long-term debt in the Statements of Consolidated Financial Position as of Feb. 28, 2018, and Aug. 31, 2017, respectively.
Under the arrangement, Monsanto is required to maintain an investment in the Brazil VIE of at least 11.1 percent and could be required to provide additional contributions to the Brazil VIE. Monsanto currently has no unfunded commitments to the Brazil VIE. Creditors have no recourse against Monsanto in the event of default by the Brazil VIE. The company’s financial or other support provided to the Brazil VIE is limited to its investment. Even though Monsanto holds a subordinate interest in the Brazil VIE, the Brazil VIE was established to service transactions involving the company, and the company determines the receivables that are included in the revolving financing program. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the Brazil VIE. As a result, the company is the primary beneficiary of the Brazil VIE, and the Brazil VIE has been consolidated in Monsanto’s consolidated financial statements. The assets of the Brazil VIE may only be used to settle the obligations of the respective entity. Third-party investors in the Brazil VIE do not have recourse to the general assets of Monsanto. See Note 4 — Customer Financing Programs and Note 12 — Fair Value Measurements — for additional information.
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
Monsanto enters into agreements with agents and dealers to distribute certain branded seed in the United States. Monsanto offers financing to agents and dealers that constitutes a variable interest as it exposes Monsanto to variability of the agent or dealer. Certain agents and dealers with these financing arrangements have been determined to be VIEs. Monsanto does not consolidate the agents or dealers as Monsanto is not the primary beneficiary, and any exposure to loss is limited to the amount of financing provided to the agent or dealer. The amount of Monsanto’s exposure varies based on the seasonality of the business and was approximately $25 million and less than $1 million as of Feb. 28, 2018, and Aug. 31, 2017, respectively.
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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

In fiscal 2017, Monsanto entered into an agreement with a third party to establish an entity to focus on the sale of industrial, ornamental, and turf non-selective agricultural herbicides. Monsanto has provided an uncustomary indemnification to the third party that provides Monsanto the option under specified conditions to dissolve the entity, terminate all commercial agreements of the entity or receive all interest in the entity. Monsanto has determined the entity to be a VIE. Monsanto does not consolidate the entity as Monsanto is not the primary beneficiary. The amount of Monsanto’s exposure to loss related to the uncustomary indemnification is limited to approximately $29 million as of Feb. 28, 2018, and Aug. 31, 2017. Additionally, Monsanto has provided an indemnification to the third party and newly formed legal entity related to specified product claims. The amount of Monsanto’s exposure varies based upon the third party and newly formed legal entity’s losses related to such product claims and is not material as of Feb. 28, 2018, and Aug. 31, 2017.
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
For such investments that were accounted for under the equity method and cost basis included in other assets in the Statements of Consolidated Financial Position, the amounts are summarized in the following table:

	As of
(Dollars in millions)	Feb. 28, 2018	Aug. 31, 2017
Equity Method Investments	$163	$166
Cost Basis Investments	124	116
Total	$287	$282

NOTE 6.	RECEIVABLES
Trade receivables in the Statements of Consolidated Financial Position are net of allowances of $89 million and $78 million as of Feb. 28, 2018, and Aug. 31, 2017, respectively.
The company has long-term customer financing receivables that relate to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $338 million and $398 million with a corresponding allowance for credit losses on these receivables of $280 million and $277 million as of Feb. 28, 2018, and Aug. 31, 2017, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net in the Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)
Balance as of Aug. 31, 2016	$228
Incremental provision	20
Recoveries	(38)
Write-offs	(2)
Reclassifications from allowance for current receivables	67
Foreign currency translation adjustments	2
Balance as of Aug. 31, 2017	$277
Incremental provision	7
Recoveries	(1)
Reclassifications from allowance for current receivables	1
Foreign currency translation adjustments	(4)
Balance as of Feb. 28, 2018	$280
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary.

NOTE 7.	INVENTORY
Components of inventory are:

	As of
(Dollars in millions)	Feb. 28, 2018	Aug. 31, 2017
Finished Goods	$1,964	$1,477
Goods In Process	1,466	1,446
Raw Materials and Supplies	743	561
Total	4,173	3,484
Adjustment of Inventories to a LIFO Basis(1)	(158)	(144)
Total Inventories	$4,015	$3,340
(1) Adjustment is for the United States Agricultural Productivity segment inventories.

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the net carrying amount of goodwill for the first six months of fiscal year 2018, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2017	$4,039	$49	$4,088
Effect of foreign currency translation and other adjustments	12	—	12
Balance as of Feb. 28, 2018	$4,051	$49	$4,100
There were no events or circumstances indicating that goodwill might be impaired as of Feb. 28, 2018. The fiscal year 2018 annual goodwill impairment test will be performed as of Mar. 1, 2018.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2018			As of Aug. 31, 2017
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Germplasm	$1,080	$(827)	$253	$1,077	$(814)	$263
Acquired Intellectual Property	1,079	(700)	379	1,079	(671)	408
Trademarks	336	(171)	165	335	(165)	170
Customer Relationships	293	(237)	56	291	(228)	63
Other	75	(44)	31	68	(40)	28
Total Other Intangible Assets, Finite Lives	$2,863	$(1,979)	$884	$2,850	$(1,918)	$932
In Process Research & Development, Indefinite Lives	93	—	93	92	—	92
Total Other Intangible Assets	$2,956	$(1,979)	$977	$2,942	$(1,918)	$1,024
Total amortization expense of total other intangible assets was $31 million and $28 million for the three months ended Feb. 28, 2018, and Feb. 28, 2017, respectively, and $54 million and $58 million for the six months ended Feb. 28, 2018, and Feb. 28, 2017, respectively.
The estimated intangible asset amortization expense for fiscal year 2018 through fiscal year 2022 is as follows:

(Dollars in millions)	Amount
2018	$111
2019	111
2020	110
2021	108
2022	103
NOTE 9. DEFERRED REVENUE
As of Feb. 28, 2018, and Aug. 31, 2017, short-term deferred revenue was $1,686 million and $727 million, respectively. These balances primarily consist of cash received related to Monsanto’s prepayment programs in the United States and Brazil. These programs allow Monsanto’s customers to receive a discount if they prepay by a certain date, and the short-term deferred revenue balances are consistent with the seasonality of Monsanto’s business. Prepayment options are attractive to customers given the discounted pricing and the ability to utilize cash flow from the current year grain harvest to pay for the next season seed purchases. The deferred revenue balances related to these prepayment programs are considered short-term in nature and thus classified in current liabilities as the prepayments are for products to be shipped within the next 12 months.

NOTE 10.	INCOME TAXES
On Dec. 22, 2017, the United States enacted tax legislation, commonly known as the Tax Cuts and Jobs Act (the “Act”). Among other provisions, the Act lowered the corporate tax rate from 35% to 21% beginning on Jan. 1, 2018, and imposed a new tax (the “Transition Tax”) on certain earnings outside the United States that have previously not been subject to United States tax, which may be paid beginning in fiscal 2019 through fiscal 2026.

The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting for the effects of the Act. Per SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting is complete. To the extent a company’s accounting for certain income tax effects of the Act is incomplete but it can determine a reasonable estimate, the company must record a provisional estimate in its financial statements. The company is still in the process of evaluating the impact the Act will have on the consolidated financial statements. However, for the six months ended Feb. 28, 2018, the company has included the following provisional estimates in its income tax provision:

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

•
The company provisionally recorded a discrete tax benefit of $165 million for the impact of remeasuring its U.S. deferred tax assets and liabilities to the 21% corporate tax rate. Since the Jan. 1, 2018, effective date of the reduction of the corporate tax rate from 35% to 21% is during the company’s fiscal year, the company must utilize a blended tax rate of 25.7% for fiscal 2018. The 21% tax rate will be applied to subsequent fiscal years. To revalue its deferred tax assets and liabilities, the company estimated the change in its deferred tax assets and liabilities that would occur in fiscal 2018 and adjusted that portion of the deferred balances to 25.7% and adjusted the remaining deferred balances to 21%. These estimates of changes in deferred tax assets and liabilities are provisional as they are all subject to refinement based on the actual change in deferred taxes during fiscal 2018.

•
The company provisionally recorded a discrete tax expense of $168 million for the Transition Tax, which includes $3 million of U.S. state tax. The remaining Transition Tax can be fully offset by the company’s foreign tax credits; therefore, the company does not expect a significant cash outlay for this tax. The Transition Tax segregates the untaxed foreign earnings between those that are held in cash and cash equivalents and those that are not and taxes these two subgroups at different tax rates. Further, these calculations utilize several dates to measure these components. The company is in the process of determining the earnings or cash balances as of each of the dates required by the Act, one of which is at the end of fiscal 2018. Furthermore, interpretive guidance could be forthcoming that may clarify various components of the legislation that would impact certain components of the calculation. Therefore, the estimated Transition Tax is provisional.

•
The company has provisionally not recorded any discrete tax expense associated with the excess of its basis in its foreign affiliates for financial reporting over the related tax basis for potential future repatriations of its undistributed foreign earnings. Certain undistributed earnings are subject to the Transition Tax. These earnings could also be subject to additional foreign withholding and U.S. state income taxes if they are repatriated. The company is currently evaluating the potential income tax liabilities that would result from future repatriations, if any, and how the Act will affect its existing accounting position regarding the indefinite reinvestment of these undistributed foreign earnings.

•
The company has provisionally not recorded any discrete tax expense associated with the Act’s new global intangible low-taxed income (“GILTI”) provisions. These provisions apply to the company beginning in fiscal 2019. However, the company must adopt an accounting policy to either treat taxes related to GILTI as a current-period expense when incurred or factor such amounts into the company’s measurement of its deferred taxes. Because of the complexity of the new GILTI tax rules and the possibility of forthcoming interpretive guidance, the company is still evaluating these provisions and has not yet adopted an accounting policy related to the potential taxes resulting from these provisions.

Aside from the net $3 million tax expense from the above discrete tax adjustments resulting from the Act, the company recorded a net $47 million discrete tax benefit for various other adjustments, resulting in a total discrete tax benefit of $44 million for the six months ended Feb. 28, 2018.

NOTE 11.	DEBT AND OTHER CREDIT ARRANGEMENTS
In April 2016, Monsanto filed a shelf registration with the SEC (“2016 shelf registration”) that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.
Monsanto has a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Feb. 28, 2018, Monsanto was in compliance with all debt covenants, and there were no outstanding borrowings under this credit facility.
Monsanto’s short-term debt instruments include the current portion of long-term debt, notes payable to banks and borrowings under the delayed draw term loan facility. As of Feb. 28, 2018, and Aug. 31, 2017, Monsanto did not have any commercial paper outstanding. Additionally, as of Feb. 28, 2018, and Aug. 31, 2017, the mandatorily redeemable shares of the Brazil VIE were classified primarily as long-term debt instruments. See Note 5 — Variable Interest Entities and Investments — for additional information.
In October 2016, Monsanto entered into a $1 billion delayed draw term loan facility that matures the earlier of October 2019 or the consummation of the Merger with Bayer. Borrowings under the facility were $500 million as of Feb. 28, 2018, and Aug. 31, 2017. Proceeds were used for general corporate purposes.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

On Jan. 29, 2018, Monsanto redeemed all $365 million of the 4.30% Notes, due Jan. 29, 2045.
The fair value of total short-term debt was $1,212 million and $877 million as of Feb. 28, 2018, and Aug. 31, 2017, respectively. The fair value of the total long-term debt was $6,750 million and $7,603 million as of Feb. 28, 2018, and Aug. 31, 2017, respectively. See Note 12 — Fair Value Measurements — for additional information.

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
The following tables set forth by level Monsanto’s assets and liabilities disclosed at fair value on a recurring basis as of Feb. 28, 2018, and Aug. 31, 2017. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Fair Value Measurements at Feb. 28, 2018, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Net Balance
Assets at Fair Value:
Cash equivalents	$2,150	$—	$—	$2,150
Short-term investments	5	—	—	5
Equity securities	6	—	—	6
Derivative assets related to:
Foreign currency contracts	—	3	—	3
Commodity contracts	18	9	—	27
Total Assets at Fair Value	$2,179	$12	$—	$2,191
Liabilities at Fair Value:
Short-term debt instruments(1)	$—	$1,210	$2	$1,212
Long-term debt instruments(1)	—	6,653	97	6,750
Derivative liabilities related to:
Foreign currency contracts	—	15	—	15
Commodity contracts	9	7	—	16
Total Liabilities at Fair Value	$9	$7,885	$99	$7,993

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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Level 2. Based on historical experience with the company’s suppliers and customers, the company’s own credit risk and knowledge of current market conditions, the company does not view nonperformance risk to be a significant input to the fair value for the majority of its forward commodity purchase and sale contracts. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the Statements of Consolidated Financial Position as a component of accumulated other comprehensive loss until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur. Changes in the fair value of derivatives are recognized in the Statements of Consolidated Operations as a component of net sales, cost of goods sold and other income, net.
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
Short-term debt instruments may consist of commercial paper, current portion of long-term debt, borrowings under the delayed draw term loan facility, notes payable to banks and mandatorily redeemable shares. Commercial paper, notes payable to banks and borrowings under the delayed draw term loan facility are recorded at amortized cost in the Statements of Consolidated Financial Position, which approximates fair value. Current portion of long-term debt is measured at fair value for disclosure purposes and determined based on current market yields for Monsanto’s debt traded in the secondary market. Mandatorily redeemable shares are recorded in the Statements of Consolidated Financial Position at fair value, which represents the amount of cash the consolidated variable interest entity would pay if settlement occurred as of the respective reporting date. Fair value of the mandatorily redeemable shares of the variable interest entity is calculated using observable and unobservable inputs from an interest rate market in Brazil and stated contractual terms (a Level 3 measurement). See Note 11 — Debt and Other Credit Arrangements — for additional disclosures.
Long-term debt was measured at fair value for disclosure purposes and determined based on current market yields for Monsanto’s debt traded in the secondary market. Long-term debt includes mandatorily redeemable shares. See Note 11 — Debt and Other Credit Arrangements — for additional disclosures. Accretion expense is included in the Statements of Consolidated Operations as interest expense.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

For the six months ended Feb. 28, 2018, and Feb. 28, 2017, the company had no transfers between Level 1, Level 2 and Level 3. Monsanto does not have any assets with fair value determined using Level 3 inputs as of Feb. 28, 2018, and Aug. 31, 2017. The following table summarizes the change in fair value of the Level 3 short-term debt instrument for the six months ended Feb. 28, 2018.

(Dollars in millions)
Balance Aug. 31, 2017	$—
Reclass from long-term	2
Balance Feb. 28, 2018(1)	$2
(1)    Includes interest on 315,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $308) as of Feb. 28, 2018.
The following table summarizes the change in fair value of the Level 3 long-term debt instrument for the six months ended Feb. 28, 2018.

(Dollars in millions)
Balance Aug. 31, 2017	$104
Reclass to short-term	(2)
Accretion expense	3
Payments	(5)
Effect of foreign currency translation adjustments	(3)
Balance Feb. 28, 2018(1)	$97

(1)	Includes 315,000 mandatorily redeemable shares outstanding with a par value of 1,000 Brazilian reais (approximately $308) as of Feb. 28, 2018.
There were no significant measurements of liabilities to their implied fair value on a nonrecurring basis during the six months ended Feb. 28, 2018, and Feb. 28, 2017. There were no significant measurements of assets to their implied fair value on a nonrecurring basis during the six months ended Feb. 28, 2018.
Significant measurements during the six months ended Feb. 28, 2017, of assets to their implied fair value on a nonrecurring basis were as follows:
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
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower production accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Feb. 28, 2018, and Aug. 31, 2017.
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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 13.	FINANCIAL INSTRUMENTS
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is six months for foreign currency hedges and 30 months for commodity hedges. During the next 12 months, a pretax net loss of approximately $15 million is expected to be reclassified from accumulated other comprehensive loss into earnings. A pretax loss of $37 million was reclassified into other income, net as a result of the discontinuance of an interest rate hedge during the six months ended Feb. 28, 2017, because it was probable the original forecasted transaction would not occur by the end of the originally specified time period. During the three months ended Feb. 28, 2017, a pretax loss of less than $1 million was reclassified into cost of goods sold in the Statement of Consolidated Operations as a result of the discontinuance of foreign currency cash flow hedges because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period. No cash flow hedges were discontinued during the three and six months ended Feb. 28, 2018.
Fair Value Hedges
The company uses commodity futures, forwards and options contracts as fair value hedges to manage the value of its soybean inventory and other assets. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three and six months ended Feb. 28, 2018, and Feb. 28, 2017.
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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Feb. 28, 2018, and Aug. 31, 2017, are as follows:

	As of
(Dollars in millions)	Feb. 28, 2018	Aug. 31, 2017
Derivatives Designated as Hedges:
Foreign exchange contracts	$299	$453
Commodity contracts	621	430
Total Derivatives Designated as Hedges	$920	$883
Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,709	$2,133
Commodity contracts	161	189
Interest rate contracts	7	21
Total Derivatives Not Designated as Hedges	$1,877	$2,343

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The net presentation of the company’s derivative instruments outstanding was as follows:

	As of Feb. 28, 2018
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$18	$(9)	$9	$—	$9
Derivatives not designated as hedges:
Commodity contracts	8	—	8	—	8
Foreign exchange contracts	3	—	3	—	3
Total other current assets	29	(9)	20	—	20	$290	$310
Other assets
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other assets	1	—	1	—	1	891	892
Total Asset Derivatives	$30	$(9)	$21	$—	$21
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$9	$(9)	$—	$—	$—
Total other current assets	9	(9)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Foreign exchange contracts	6	—	6	—	6
Derivatives not designated as hedges:
Commodity contracts	6	—	6	—	6
Foreign exchange contracts	9	—	9	—	9
Total miscellaneous short-term accruals	22	—	22	—	22	$680	$702
Total Liability Derivatives	$31	$(9)	$22	$—	$22

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Aug. 31, 2017
(Dollars in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Consolidated Financial Position	Net Amounts Included in the Statement of Consolidated Financial Position	Collateral Pledged	Net Amounts Reported in the Statement of Consolidated Financial Position	Other Items Included in the Statement of Consolidated Financial Position	Statement of Consolidated Financial Position Balance
Asset Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$2	$(7)	$(5)	$5	$—
Derivatives not designated as hedges:
Commodity contracts	6	—	6	—	6
Foreign exchange contracts	10	—	10	—	10
Total other current assets	18	(7)	11	5	16	$252	$268
Other assets
Derivatives designated as hedges:
Commodity contracts	1	—	1	—	1
Total other assets	1	—	1	—	1	954	955
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts(1)	1	(1)	—	—	—
Total miscellaneous short-term accruals	1	(1)	—	—	—
Total Asset Derivatives	$20	$(8)	$12	$5	$17
Liability Derivatives:
Other current assets
Derivatives designated as hedges:
Commodity contracts(1)	$7	$(7)	$—	$—	$—
Total other current assets	7	(7)	—	—	—
Miscellaneous short-term accruals
Derivatives designated as hedges:
Commodity contracts(1)	3	(1)	2	—	2
Foreign currency contracts	14	—	14	—	14
Derivatives not designated as hedges:
Commodity contracts	3	—	3	—	3
Foreign exchange contracts	2	—	2	—	2
Total miscellaneous short-term accruals	22	(1)	21	—	21	$719	$740
Total Liability Derivatives	$29	$(8)	$21	$—	$21

(1)
As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by collateral subject to an enforceable master netting arrangement or similar arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended		Three Months Ended		Statements of Consolidated Operations Classification
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017	Feb. 28, 2018	Feb. 28, 2017
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$(9)	$3	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$(2)	$3	1	3	Net sales
Foreign currency contracts	—	1	—	1	Cost of goods sold
Commodity contracts	12	10	1	(12)	Cost of goods sold
Interest rate contracts	—	(1)	(4)	(4)	Interest expense
Total Derivatives Designated as Hedges	10	13	(11)	(9)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			(3)	26	Other income, net
Commodity contracts			(1)	1	Net sales
Commodity contracts			1	—	Cost of goods sold
Total Derivatives Not Designated as Hedges			(3)	27
Total Derivatives	$10	$13	$(14)	$18

(1)	Accumulated other comprehensive loss (AOCL)

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the three months ended Feb. 28, 2018, and Feb. 28, 2017. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Feb. 28, 2018, and Feb. 28, 2017.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction loss of $41 million and $21 million during the three months ended Feb. 28, 2018, and Feb. 28, 2017, respectively.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Six Months Ended		Six Months Ended		Statements of Consolidated Operations Classification
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017	Feb. 28, 2018	Feb. 28, 2017
Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts			$(8)	$(10)	Cost of goods sold
Cash flow hedges:
Foreign currency contracts	$7	$20	3	10	Net sales
Foreign currency contracts	—	7	—	2	Cost of goods sold
Commodity contracts	14	29	—	(15)	Cost of goods sold
Interest rate contracts	—	—	—	(37)	Other income, net
Interest rate contracts	—	3	(7)	(8)	Interest expense
Total Derivatives Designated as Hedges	21	59	(12)	(58)
Derivatives Not Designated as Hedges:
Foreign currency contracts(4)			8	(19)	Other income, net
Commodity contracts			(2)	1	Net sales
Commodity contracts			1	(1)	Cost of goods sold
Total Derivatives Not Designated as Hedges			7	(19)
Total Derivatives	$21	$59	$(5)	$(77)

(1)	Accumulated other comprehensive loss (AOCL)

(2)
For derivatives designated as cash flow hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)
The gain or loss on derivatives designated as hedges from ineffectiveness is not significant during the six months ended Feb. 28, 2018, and Feb. 28, 2017. No gains or losses were excluded from the assessment of hedge effectiveness during the six months ended Feb. 28, 2018, and Feb. 28, 2017.

(4)
Gain or loss on foreign currency contracts not designated as hedges was offset by a foreign currency transaction loss of $43 million and a gain of $18 million during the six months ended Feb. 28, 2018, and Feb. 28, 2017, respectively.

Most of the company’s outstanding foreign currency derivatives are covered by International Swap and Derivatives Association (“ISDA”) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should Monsanto’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures in the case of an unrealized loss position. Non-exchange-traded commodity derivatives and interest rate contracts may be covered by the aforementioned ISDA Master Agreements and would be subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position was $11 million and $19 million as of Feb. 28, 2018, and Aug. 31, 2017, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Credit Risk Management
Monsanto invests excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Feb. 28, 2018, and Aug. 31, 2017, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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

NOTE 14.	POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER
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

Pension Benefits	Three Months Ended Feb. 28, 2018			Three Months Ended Feb. 28, 2017
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$14	$3	$17	$15	$3	$18
Interest Cost on Benefit Obligation	22	1	23	20	1	21
Assumed Return on Plan Assets	(43)	(2)	(45)	(43)	(2)	(45)
Amortization of Unrecognized Net Loss	10	1	11	12	1	13
Restructuring Charges	—	—	—	—	2	2
Total Net Periodic Benefit Cost	$3	$3	$6	$4	$5	$9

Pension Benefits	Six Months Ended Feb. 28, 2018			Six Months Ended Feb. 28, 2017
(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total
Service Cost for Benefits Earned During the Period	$28	$6	$34	$30	$6	$36
Interest Cost on Benefit Obligation	44	3	47	41	3	44
Assumed Return on Plan Assets	(86)	(5)	(91)	(85)	(4)	(89)
Amortization of Unrecognized Net Loss	20	2	22	24	2	26
Restructuring Charges	—	—	—	—	2	2
Total Net Periodic Benefit Cost	$6	$6	$12	$10	$9	$19

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017
Service Cost for Benefits Earned During the Period	$2	$2
Interest Cost on Benefit Obligation	1	1
Amortization of Unrecognized Net (Gain)/Loss	(1)	2
Restructuring Charges	—	2
Total Net Periodic Benefit Cost	$2	$7

Health Care and Other Postretirement Benefits	Six Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017
Service Cost for Benefits Earned During the Period	$4	$3
Interest Cost on Benefit Obligation	2	2
Amortization of Unrecognized Net (Gain)/Loss	(2)	3
Restructuring Charges	—	2
Total Net Periodic Benefit Cost	$4	$10

NOTE 15.STOCK-BASED COMPENSATION PLANS
The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and six months ended Feb. 28, 2018, and Feb. 28, 2017.

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017	Feb. 28, 2018	Feb. 28, 2017
Cost of Goods Sold	$4	$4	$8	$7
Selling, General and Administrative Expenses	18	19	43	45
Research and Development Expenses	6	7	12	13
Restructuring Charges	—	—	—	1
Pre-Tax Stock-Based Compensation Expense	28	30	63	66
Income Tax Benefit	(2)	(10)	(18)	(23)
Net Stock-Based Compensation Expense	$26	$20	$45	$43

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 16.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto:

(Dollars in millions)	Foreign Currency Translation Adjustments	Postretirement Benefit Items	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
Balance as of Aug. 31, 2016	$(2,292)	$(340)	$1	$(177)	$(2,808)
Other comprehensive income (loss) before reclassifications	233	55	(2)	21	307
Amounts reclassified from accumulated other comprehensive loss	—	38	2	34	74
Net current-period other comprehensive income	233	93	—	55	381
Balance as of Aug. 31, 2017	$(2,059)	$(247)	$1	$(122)	$(2,427)
Other comprehensive income (loss) before reclassifications	25	(48)	(1)	(11)	(35)
Amounts reclassified from accumulated other comprehensive loss (income)	—	15	(1)	3	17
Net current-period other comprehensive income (loss)	25	(33)	(2)	(8)	(18)
Balance as of Feb. 28, 2018	$(2,034)	$(280)	$(1)	$(130)	$(2,445)

The following table provides additional information regarding items reclassified out of accumulated other comprehensive loss into earnings.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017	Feb. 28, 2018	Feb. 28, 2017	Affected Line Item in the Statements of Consolidated Operations
Available for Sale Securities:
(Gain) Loss on Equity Security	$(1)	$2	$(1)	$2	Other income, net
	(1)	2	(1)	2	Total before income taxes
	—	(1)	—	(1)	Income tax provision
	$(1)	$1	$(1)	$1	Net of tax
Cash Flow Hedges:
Foreign Exchange Contracts	$(1)	$(3)	$(3)	$(10)	Net sales
Foreign Exchange Contracts	—	(1)	—	(2)	Cost of goods sold
Commodity Contracts	(1)	12	—	15	Cost of goods sold
Interest Rate Contracts	—	—	—	37	Other income, net
Interest Rate Contracts	4	4	7	8	Interest expense
	2	12	4	48	Total before income taxes
	(1)	(4)	(1)	(19)	Income tax provision
	$1	$8	$3	$29	Net of tax
Postretirement Benefit Items:
Amortization of Unrecognized Net Loss	$3	$5	$7	$11	Inventory/Cost of goods sold(1)
Amortization of Unrecognized Net Loss	7	10	13	20	Selling, general and administrative expenses
Amortization of Unrecognized Net Loss	—	4	—	4	Restructuring charges
	10	19	20	35	Total before income taxes
	(1)	(6)	(5)	(12)	Income tax provision
	$9	$13	$15	$23	Net of tax
Total Reclassifications For The Period	$9	$22	$17	$53	Net of tax

(1)
The amortization of unrecognized net loss is recorded to net periodic benefit cost, which is allocated to selling, general and administrative expenses and to inventory, which is recognized through cost of goods sold. The company recorded $3 million and $5 million of net periodic benefit cost to inventory, of which approximately $2 million and $3 million was recognized in cost of goods sold during the three months ended Feb. 28, 2018, and Feb. 28, 2017, respectively. The company recorded $7 million and $11 million of net periodic benefit cost to inventory, of which approximately $7 million and $10 million was recognized in cost of goods sold during the six months ended Feb. 28, 2018, and Feb. 28, 2017, respectively. See Note 14 — Postretirement Benefits - Pensions, Health Care and Other — for additional information.

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

	Three Months Ended		Six Months Ended
(Shares in millions)	Feb. 28, 2018	Feb. 28, 2017	Feb. 28, 2018	Feb. 28, 2017
Weighted-Average Number of Common Shares	441.0	438.7	440.6	438.4
Dilutive Potential Common Shares	4.5	3.6	5.3	3.9
Antidilutive Potential Common Shares	0.1	2.2	0.1	4.0

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 18.	SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and taxes were as follows:

	Six Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017
Interest	$235	$225
Taxes	229	187
The company recorded the following noncash transactions:

•	During the six months ended Feb. 28, 2018, and Feb. 28, 2017, the company recognized noncash transactions related to restructuring. See Note 3 — Restructuring.

•
As of Feb. 28, 2018, and Feb. 28, 2017, the company recognized noncash capital expenditures of $103 million and $117 million, respectively, in accounts payable in the Statements of Consolidated Financial Position.

•	During the six months ended Feb. 28, 2018, and Feb. 28, 2017, the company recognized noncash transactions related to stock-based compensation. See Note 15 — Stock-Based Compensation Plans.

•
In the second quarter of fiscal 2018 and 2017, the board of directors declared a dividend which is payable in the third quarter of fiscal 2018 and 2017, respectively. As of Feb. 28, 2018, and Feb. 28, 2017, a dividend payable of $239 million and $237 million, respectively, was recorded.

•	During the six months ended Feb. 28, 2018, the company recognized noncash transactions of $46 million related to a capital lease.

NOTE 19.	COMMITMENTS AND CONTINGENCIES
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings to which Monsanto is party in its own name and proceedings to which its former parent, Pharmacia LLC (“Pharmacia”), or its former subsidiary, Solutia, Inc. (“Solutia”), is a party but that Monsanto manages and for which Monsanto is responsible pursuant to certain indemnification agreements. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $254 million and $277 million as of Feb. 28, 2018, and Aug. 31, 2017, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2017.
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
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2017, and its Report on Form 10-Q for the quarterly period ended Nov. 30, 2017, the company was named in approximately 30 personal injury lawsuits filed over several years on behalf of approximately 750 persons in state courts in St. Louis, Missouri and Los Angeles, California. Plaintiffs claimed they were injured by PCBs manufactured by Pharmacia’s chemical business over four decades ago and incorporated into products made, used and sometimes disposed of by others. In September 2016, the parties reached an agreement to settle these personal injury lawsuits pursuant to which the company is required to pay up to $280 million into a settlement fund, with the settlement and the final payment amount contingent upon the level of claimant participation. As of Aug. 31, 2016, $280 million was recorded in the Statement of Consolidated Financial Position within miscellaneous short-term accruals. Payment of the $280 million was made November 2016 through December 2017 covering all claimants.
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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

the ultimate liabilities resulting from such proceedings, or the proceedings reflected in the above liability, will have a material adverse effect on Monsanto’s consolidated results of operations, financial position, cash flows or liquidity.
The company has been named in lawsuits brought by various governmental entities claiming that Monsanto, Pharmacia and Solutia, collectively as a manufacturer of PCBs, should be responsible for a variety of damages due to PCBs in bodies of water, regardless of how PCBs came to be located there. The company believes that these novel claims are without merit and is vigorously defending the cases on legal and factual grounds. A reasonable estimate of the possible loss contingency can not be made.
The company is defending lawsuits in various state and federal courts, in which approximately 5,200 plaintiffs claim to have been injured by exposure to glyphosate-based products manufactured by the company. The majority of plaintiffs have brought actions in state courts in Missouri, Delaware and California, while the remainder of plaintiffs’ cases were filed in many different federal courts. In October 2016, the Judicial Panel on Multi-District Litigation transferred to the Northern District of California all of the federal cases for pretrial purposes. The company believes that it has meritorious factual and legal defenses to these cases and is vigorously defending them. A reasonable estimate of the possible loss contingency can not be made.
Legal actions have been filed in Brazil that raise various issues challenging the right to collect certain royalties for Roundup Ready soybeans, such as whether Brazilian pipeline patents have the duration of their corresponding U.S. patents (2014 for Roundup Ready soybeans) and whether Brazil’s Plant Variety Protection law affects the enforceability of patents. These issues are currently under judicial review in Brazil. Monsanto believes it has meritorious legal arguments and will continue to represent its interests vigorously in these proceedings. The current estimate of the company’s reasonably possible loss contingency is not material to the consolidated results of operations, financial position, cash flows or liquidity.
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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017	Feb. 28, 2018	Feb. 28, 2017
Net Sales(1)
Corn seed and traits	$2,721	$2,902	$3,508	$3,851
Soybean seed and traits	912	862	1,640	1,462
Cotton seed and traits	123	108	243	224
Vegetable seeds	198	193	312	324
All other crops seeds and traits	134	121	155	173
Total Seeds and Genomics	$4,088	$4,186	$5,858	$6,034
Agricultural productivity	931	888	1,819	1,690
Total Agricultural Productivity	$931	$888	$1,819	$1,690
Total	$5,019	$5,074	$7,677	$7,724

Gross Profit
Corn seed and traits	$1,790	$1,932	$2,205	$2,467
Soybean seed and traits	672	628	1,260	1,079
Cotton seed and traits	101	77	174	150
Vegetable seeds	93	99	151	168
All other crops seeds and traits	81	41	79	53
Total Seeds and Genomics	$2,737	$2,777	$3,869	$3,917
Agricultural productivity	229	175	409	294
Total Agricultural Productivity	$229	$175	$409	$294
Total	$2,966	$2,952	$4,278	$4,211

EBIT(2)(3)(4)
Seeds and Genomics	$1,779	$1,839	$2,081	$2,038
Agricultural Productivity	143	119	181	132
Total	$1,922	$1,958	$2,262	$2,170

Depreciation and Amortization Expense
Seeds and Genomics	$152	$142	$301	$285
Agricultural Productivity	41	41	80	87
Total	$193	$183	$381	$372

(1)	Represents net sales from continuing operations.

(2)
EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under U.S. GAAP. EBIT is an operating performance measure for the two reportable segments.

(3)
Agricultural Productivity EBIT includes income from operations of discontinued businesses of $2 million and $5 million for the three months ended Feb. 28, 2018, and Feb. 28, 2017, respectively. Agricultural Productivity EBIT includes income from operations of discontinued businesses of $4 million and $21 million for the six months ended Feb. 28, 2018, and Feb. 28, 2017, respectively.

(4)
Seeds and Genomics EBIT includes a loss from operations of noncontrolling interests of $2 million for the three months ended Feb. 28, 2017. Agricultural Productivity EBIT includes income from operations of noncontrolling interests of $1 million for the three months ended Feb. 28, 2018, and Feb. 28, 2017. Seeds and Genomics EBIT includes income from operations of noncontrolling interests of $2 million and $6 million for the six months ended Feb. 28, 2018, and Feb. 28, 2017, respectively. Agricultural Productivity EBIT includes income from operations of noncontrolling interests of $1 million for the six months ended Feb. 28, 2018, and Feb. 28, 2017.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income attributable to Monsanto Company for each period is as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017	Feb. 28, 2018	Feb. 28, 2017
EBIT(1)	$1,922	$1,958	$2,262	$2,170
Interest Expense — Net	81	84	190	202
Income Tax Provision(2)	382	506	444	571
Net Income Attributable to Monsanto Company	$1,459	$1,368	$1,628	$1,397

(1)	Includes the income from operations of discontinued businesses and the income (loss) from operations of noncontrolling interests.

(2)	Includes the income tax provision on discontinued operations and the income tax provision (benefit) of noncontrolling interests.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Background
Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, herbicides and digital agriculture products provide farmers with solutions that help improve productivity, reduce the costs of farming and produce better food for consumers and better feed for animals.
We manage our business in two reporting segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds and digital agriculture products, including Climate Fieldview, to assist farmers in decision making. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup and XtendiMax Herbicide with VaporGrip Technology brand herbicides and other herbicides.
Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2017. Financial information for the second quarter and the first six months of fiscal year 2018 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides and other glyphosate-based herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under GAAP. EBIT is an operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Item 1 — Financial Statements — Note 20 — Segment Information — for a reconciliation of EBIT to net income attributable to Monsanto Company for the three and six months ended Feb. 28, 2018, and Feb. 28, 2017.
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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

Executive Summary
Consolidated Operating Results — Net sales decreased $55 million in the three month comparison. Net sales decreased $47 million in the six month comparison. The primary contributor to the decreases in both period comparisons was a decline in corn seed and traits, partially offset by increases in net sales in soybean seed and traits and agricultural productivity. The net sales decrease in corn seed and traits was driven by lower volume due to timing delays in the United States that is expected to be recovered later in fiscal 2018 coupled with decreased acres in the United States in the second quarter comparison and decreased global acres in the six-month comparison. In addition, lower average net selling prices in Brazil resulting from lower commodity prices also contributed to the decrease. The net sales increase in soybean seed and traits was primarily driven by increased Intacta RR2 PRO penetration in South America and improved pricing. The increase in agricultural productivity reflects higher average net selling price of Roundup and other glyphosate-based herbicides, partially offset by decreased volume of Roundup and other glyphosate-based herbicides.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit, see the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections in this MD&A.
Net income attributable to Monsanto Company was $3.27 per share in the second quarter of fiscal 2018, compared to $3.09 per share in the second quarter of fiscal 2017. Net income attributable to Monsanto Company was $3.65 per share in the first half of fiscal 2018, compared to $3.16 per share in the first half of fiscal 2017.
Financial Condition, Liquidity and Capital Resources — At Feb. 28, 2018, working capital was $2,907 million compared with $2,593 million at Feb. 28, 2017, an increase of $314 million, and compared with $2,253 million at Aug. 31, 2017, an increase of $654 million. For a detailed discussion of the factors affecting the working capital comparison, see the “Working Capital and Financial Condition” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
In the first six months of fiscal 2018, net cash provided by operating activities was $1,630 million compared with $1,537 million provided in the first six months of fiscal 2017. Net cash required by investing activities was $366 million in the first six months of fiscal 2018 compared with $438 million in the first six months of fiscal 2017. Net cash required by financing activities was $714 million in the first six months of fiscal 2018 compared with net cash required by financing activities of $494 million in the first six months of fiscal 2017. Free cash flow was an inflow of $969 million in the first six months of fiscal 2018 compared with an inflow of $994 million in the first six months of fiscal 2017. For a detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity and Capital Resources” section in this MD&A.
At Feb. 28, 2018, our debt-to-capital ratio was 50 percent compared with 56 percent at Aug. 31, 2017. The six percentage point decrease from Aug. 31, 2017, was primarily due to an increase in shareowners’ equity resulting from earnings, issuance of shares under employee stock plans and the reclassification of accumulated other comprehensive loss tax effects during fiscal 2018 due to the adoption of “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. See Item 1 — Financial Statements — Note 2 — New Accounting Standards. These increases were partially offset by the payment of dividends and a decrease in debt due to the redemption of all of the outstanding 4.30% Notes due in 2045 (“4.30% Notes”).
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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

Agreement), (vii) no law, order or injunction that is in effect that enjoins or otherwise prohibits the completion of the Merger having been enacted, issued, promulgated, enforced or entered into after Sept. 14, 2016, by a court or other governmental entity of competent jurisdiction, (viii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications) and (ix) the performance by the parties of their respective obligations under the Merger Agreement in all material respects. Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on Sept. 20, 2016.
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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
(Dollars in millions, except per share amounts)	Feb. 28, 2018	Feb. 28, 2017	Increase/ (Decrease)	Feb. 28, 2018	Feb. 28, 2017	Increase/ (Decrease)
Net Sales	$5,019	$5,074	(1)%	$7,677	$7,724	(1)%
Cost of goods sold	2,053	2,122	(3)%	3,399	3,513	(3)%
Gross Profit	2,966	2,952	—%	4,278	4,211	2%
Operating Expenses:
Selling, general and administrative expenses	652	657	(1)%	1,316	1,242	6%
Research and development expenses	394	381	3%	776	751	3%
Restructuring charges	(1)	23	NM	3	(13)	NM
Pending Bayer transaction related costs	25	27	(7)%	45	120	(63)%
Total Operating Expenses	1,070	1,088	(2)%	2,140	2,100	2%
Income from Operations	1,896	1,864	2%	2,138	2,111	1%
Interest expense	105	102	3%	229	238	(4)%
Interest income	(24)	(18)	33%	(39)	(36)	8%
Other income, net	(24)	(88)	(73)%	(121)	(45)	NM
Income from Continuing Operations Before Income Taxes	1,839	1,868	(2)%	2,069	1,954	6%
Income tax provision	381	505	(25)%	441	566	(22)%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,458	$1,363	7%	$1,628	$1,388	17%
Discontinued Operations:
Income from operations of discontinued business	2	5	(60)%	4	21	(81)%
Income tax provision	—	2	NM	1	8	(88)%
Income from Discontinued Operations	2	3	(33)%	3	13	(77)%
Net Income	$1,460	$1,366	7%	$1,631	$1,401	16%
Less: Net income (loss) attributable to noncontrolling interest	1	(2)	NM	3	4	(25)%
Net Income Attributable to Monsanto Company	$1,459	$1,368	7%	$1,628	$1,397	17%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.27	$3.08	6%	3.64	3.13	16%
Income from discontinued operations	—	0.01	NM	0.01	0.03	(67)%
Net Income Attributable to Monsanto Company	$3.27	$3.09	6%	3.65	3.16	16%
NM = Not Meaningful

Effective Tax Rate	21%	27%		21%	29%

Comparison as a Percent of Net Sales:
Cost of goods sold	41%	42%		44%	45%
Gross profit	59%	58%		56%	55%
Selling, general and administrative expenses	13%	13%		17%	16%
Research and development expenses	8%	8%		10%	10%
Total operating expenses	21%	21%		28%	27%
Income from continuing operations before income taxes	37%	37%		27%	25%
Net income attributable to Monsanto Company	29%	27%		21%	18%

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

Second Quarter Fiscal Year 2018
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:
Net sales decreased $55 million in the second quarter of fiscal 2018 from the same quarter a year ago. Our Seeds and Genomics segment net sales decreased $98 million, and our Agricultural Productivity segment net sales increased $43 million in the three-month comparison.
The following table presents the percentage increase/(decrease) in second quarter of fiscal 2018 worldwide net sales by segment compared with net sales in the prior year quarter, including the effects of volume, price and currency:

	Second Quarter 2018 Percentage Change in Net Sales vs. Second Quarter 2017
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(4)%	—%	2%	(2)%
Agricultural Productivity Segment	(7)%	10%	2%	5%
Total Monsanto Company	(5)%	2%	2%	(1)%
Cost of goods sold for the total company decreased $69 million, or three percent, in the three-month comparison. Cost of goods sold as a percent of net sales for the total company decreased one percentage point to 41 percent. Our Seeds and Genomics segment cost of goods sold as a percent of Seeds and Genomics net sales decreased one percentage point to 33 percent, and our Agricultural Productivity segment cost of goods sold as a percent of Agricultural Productivity net sales decreased five percentage points to 75 percent.
The following table represents the percentage increase/(decrease) in second quarter of fiscal 2018 worldwide cost of goods sold by segment compared with cost of goods sold in the prior year quarter, including the effects of volume, costs and currency:

	Second Quarter 2018 Percentage Change in Cost of Goods Sold vs. Second Quarter 2017
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	(7)%	—%	3%	(4)%
Agricultural Productivity Segment	(8)%	5%	1%	(2)%
Total Monsanto Company	(7)%	2%	2%	(3)%

(1)
There were no restructuring charges during the second quarter of fiscal 2018 included in the Seeds and Genomics segment. During the second quarter of fiscal 2017, Seeds and Genomics segment included $5 million of restructuring charges related to facility closures and exit costs from our supply chain operations and discontinued products. Agricultural Productivity segment included $4 million and $1 million of restructuring charges related to exit costs related to our manufacturing facilities during the second quarter of fiscal 2018 and 2017, respectively. See Item 1 — Financial Statements — Note 3 — Restructuring — for further information.

Gross profit increased $14 million in the three-month comparison. Gross profit as a percent of net sales for the total company increased one percentage point to 59 percent in the second quarter of fiscal 2018. Our Seeds and Genomics segment gross profit as a percent of Seed and Genomics net sales increased one percentage point to 67 percent, and our Agricultural Productivity segment gross profit as a percent of Agricultural Productivity net sales increased five percentage points to 25 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses decreased $18 million in the second quarter of fiscal 2018 compared to the prior year comparable quarter. The decrease in operating expenses is due to a decrease in restructuring charges.
In the second quarter of fiscal 2018, selling, general and administrative expenses (“SG&A”) expenses decreased $5 million, and R&D expenses increased $13 million.
As a percent of net sales, SG&A expenses remained consistent at 13 percent, and R&D expenses remained consistent at eight percent for the second quarter of fiscal 2018 compared to the prior year quarter.
Restructuring charges fluctuated $24 million resulting in a net reversal of expense of $1 million in the second quarter of fiscal 2018 compared to expense of $23 million in the second quarter of fiscal 2017. See discussion of the 2015 Restructuring Plan in Item 1 — Financial Statements — Note 3 — Restructuring.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

In the second quarter of fiscal 2018, costs related to the pending Bayer transaction were $25 million compared to $27 million in the second quarter of fiscal 2017.
Other income — net was $24 million of income in the second quarter of fiscal 2018, a $64 million decrease from income of $88 million in the second quarter of fiscal 2017. The fluctuation was primarily due to the absence of a gain of approximately $83 million recorded on the sale of our European-based silthiofam seed-treatment chemical business (the “Latitude business”) in the second quarter of fiscal 2017 partially offset by a gain of approximately $50 million related to non-core asset sales in our Agricultural Productivity segment in the second quarter of fiscal 2018.
Income tax provision was $381 million in the second quarter of fiscal 2018, a decrease of $124 million from the prior year quarter. This decrease was primarily driven by lower tax in the United States resulting from the enactment of tax legislation, commonly known as the Tax Cuts and Jobs Act on Dec. 22, 2017, which lowered the corporate tax rate from 35 percent to 21 percent effective Jan. 1, 2018. The effective tax rate decreased to 21 percent from 27 percent in the second quarter of fiscal 2017, primarily due to the lower corporate tax rate in the United States. We also had certain one-time effects of the Tax Cuts and Jobs Act that impacted our tax provision. We have provisionally estimated those adjustments to be a net $3 million discrete tax expense, but this estimate is subject to change during the one year measurement period prescribed by the SEC in Staff Accounting Bulletin 118 (“SAB 118”). See Item 1 — Financial Statements — Note 10 — Income Taxes — for further discussion regarding these provisional estimates.

First Half of Fiscal Year 2018
The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2018 and 2017 income from continuing operations:
Net sales decreased $47 million, or one percent, in the first half of fiscal 2018 from the same period a year ago. Our Seeds and Genomics segment net sales decreased $176 million, and our Agricultural Productivity segment net sales increased $129 million in the six-month comparison.
The following table presents the percentage increase/(decrease) in first half of fiscal 2018 worldwide net sales by segment compared with net sales in the prior year first half, including the effects of volume, price and currency:

	First Half 2018 Percentage Change in Net Sales vs. First Half 2017
	Volume	Price	Currency	Total
Seeds and Genomics Segment	(6)%	2%	1%	(3)%
Agricultural Productivity Segment	(2)%	8%	2%	8%
Total Monsanto Company	(5)%	3%	1%	(1)%
Cost of goods sold for the total company decreased $114 million, or three percent, in the first half of fiscal 2018 from the same period a year ago. Cost of goods sold as a percent of net sales for the total company decreased one percentage point to 44 percent. Our Seeds and Genomics segment cost of goods sold as a percent of Seeds and Genomics net sales decreased one percentage point to 34 percent, and our Agricultural Productivity segment cost of goods sold as a percent of Agricultural Productivity net sales decreased five percentage points to 78 percent.
The following table represents the percentage increase/(decrease) in first half of fiscal 2018 worldwide cost of goods sold by segment compared with cost of goods sold in the first half of prior year, including the effects of volume, costs and currency:

	First Half 2018 Percentage Change in Cost of Goods Sold vs. First Half 2017
	Volume	Costs(1)	Currency	Total
Seeds and Genomics Segment	(8)%	—%	2%	(6)%
Agricultural Productivity Segment	(2)%	1%	2%	1%
Total Monsanto Company	(6)%	1%	2%	(3)%

(1)
Seeds and Genomics segment included $10 million and $6 million of restructuring charges related to facility closures and exit costs from our supply chain operations and discontinued products during the first half of fiscal 2018 and 2017, respectively. Agricultural Productivity segment included $7 million and $1 million of restructuring charges related to exit costs related to our manufacturing facilities during the first half of fiscal 2018 and 2017, respectively. See Item 1 — Financial Statements — Note 3 — Restructuring — for further information.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

Gross profit increased $67 million in the first half of fiscal 2018 from the same period a year ago. Gross profit as a percent of net sales for the total company increased one percentage point to 56 percent in the first half of fiscal 2018. Our Seeds and Genomics segment gross profit as a percent of Seed and Genomics net sales increased one percentage point to 66 percent, and our Agricultural Productivity segment gross profit as a percent of Agricultural Productivity net sales increased five percentage points to 22 percent.
For a detailed discussion of the factors affecting net sales, cost of goods sold and gross profit comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Operating expenses increased $40 million in the first half of fiscal 2018 compared to the prior year comparable period. The increase in operating expenses is due to an increase in SG&A and R&D period over period, partially offset by a decrease in pending Bayer transaction related costs.
In the first half of fiscal 2018, SG&A expenses increased $74 million, and R&D expenses increased $25 million. SG&A increased primarily due to inflation, higher marketing, depreciation and other administration expense partially offset by transformation savings.
As a percent of net sales, SG&A expenses increased one percentage point to 17 percent, and R&D expenses remained consistent at 10 percent for the first half of fiscal 2018 compared to the same period a year ago.
Restructuring charges fluctuated $16 million resulting in an expense of $3 million in the first half of fiscal 2018 compared to a net reversal of expense of $13 million in the first half of fiscal 2017. The six months ended Feb. 28, 2017, included the reversal of $57 million of previously recognized expense due to changes in estimates related to work force reductions. See discussion of the 2015 Restructuring Plan in Item 1 — Financial Statements — Note 3 — Restructuring.
In the first half of fiscal 2018, costs related to the pending Bayer transaction were $45 million compared to $120 million in the first half of fiscal 2017.
Other income — net was $121 million of income in the first half of fiscal 2018, a $76 million increase from income of $45 million in the first half of fiscal 2017. The fluctuation was primarily due to gains of approximately $135 million from the sale of assets, primarily the sale of the Precision Planting equipment business within the Seeds and Genomics segment and other non-core assets within both segments, and the absence of a loss of $37 million that was reclassified into earnings in fiscal 2017 as a result of the discontinuance of an interest rate hedge. These increases were partially offset by the absence of a gain of approximately $83 million recorded on the sale of our Latitude business in the first half of fiscal 2017.
Income tax provision was $441 million in the first half of fiscal 2018, a decrease of $125 million from the prior year comparable period. This decrease was primarily driven by lower tax in the United States resulting from the enactment of tax legislation, commonly known as the Tax Cuts and Jobs Act on Dec. 22, 2017, which lowered the corporate tax rate from 35 percent to 21 percent effective Jan. 1, 2018. This reduction was partially offset by an increase in tax expense due to an increase in pretax income. The effective tax rate decreased to 21 percent from 29 percent in the first half of fiscal 2017, primarily due to the lower corporate tax rate in the United States. We also had certain one-time effects of the Tax Cuts and Jobs Act that impacted our tax provision. We have provisionally estimated those adjustments to be a net $3 million discrete tax expense, but this estimate is subject to change during the one year measurement period prescribed by the SEC in SAB 118. See Item 1 — Financial Statements — Note 10 — Income Taxes — for further discussion regarding these provisional estimates.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017	Increase/ (Decrease)	Feb. 28, 2018	Feb. 28, 2017	Increase/ (Decrease)
Net Sales
Corn seed and traits	$2,721	$2,902	(6)%	3,508	3,851	(9)%
Soybean seed and traits	912	862	6%	1,640	1,462	12%
Cotton seed and traits	123	108	14%	243	224	8%
Vegetable seeds	198	193	3%	312	324	(4)%
All other crops seeds and traits	134	121	11%	155	173	(10)%
Total Net Sales	$4,088	$4,186	(2)%	5,858	6,034	(3)%
Gross Profit
Corn seed and traits	$1,790	$1,932	(7)%	2,205	2,467	(11)%
Soybean seed and traits	672	628	7%	1,260	1,079	17%
Cotton seed and traits	101	77	31%	174	150	16%
Vegetable seeds	93	99	(6)%	151	168	(10)%
All other crops seeds and traits	81	41	98%	79	53	49%
Total Gross Profit	$2,737	$2,777	(1)%	3,869	3,917	(1)%
EBIT(1)	$1,779	$1,839	(3)%	2,081	2,038	2%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 1 — Financial Statements — Note 20 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2018
Net sales for the Seeds and Genomics segment decreased $98 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The net sales decrease of $181 million in corn seed and traits was primarily driven by lower volume due to timing delays in the United States that is expected to be recovered later in fiscal 2018 and decreased acres in the United States. In addition, lower average net selling prices in Brazil resulting from lower commodity prices also contributed to the decrease. The net sales decrease in corn seed and traits was partially offset by a net sales increase of $50 million within soybean seed and traits primarily driven by increased Intacta RR2 PRO penetration in South America and improved pricing.
Cost of goods sold in the Seeds and Genomics segment primarily represents field growing, plant processing and distribution costs. Cost of goods sold decreased $58 million, or four percent, to $1,351 million in the second quarter of fiscal 2018 compared to $1,409 million in the second quarter of fiscal 2017. The decrease was primarily the result of lower sales volumes in corn seed and traits as noted in the net sales discussion.
Gross profit for the Seeds and Genomics segment decreased $40 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The decrease in gross profit was primarily due to lower volume and lower average net selling prices in corn seeds and traits as noted in the net sales discussion. These decreases were partially offset by soybean seed and traits gross profit increasing due to increased Intacta RR2 PRO penetration in South America and improved pricing also noted in the net sales discussion.
Gross profit as a percent of net sales for the segment increased one percent point to 67 percent in the second quarter of fiscal 2018 compared the second quarter of fiscal 2017.
Seeds and Genomics Financial Performance — First Half Fiscal Year 2018
Net sales for the Seeds and Genomics segment decreased $176 million in the first half of fiscal 2018 compared to the first half of fiscal 2017. The net sales decrease of $343 million in corn seed and traits was primarily driven by lower volumes, of which a significant portion of this was in the United States and is expected to be recovered later in fiscal 2018, and decreased global acres. In addition, lower average net selling prices in Brazil resulting from lower commodity prices also contributed to the decrease. The net sales decrease in corn seed and traits was partially offset by a net sales increase of $178 million within soybean seed and traits primarily driven by increased Intacta RR2 PRO penetration in South America and improved pricing.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

Cost of goods sold decreased $128 million, or six percent, to $1,989 million in the first half of fiscal 2018 compared to $2,117 million in the first half of fiscal 2017. The decrease was primarily the result of lower sales volumes in corn seed and traits as noted in the net sales discussion.
Gross profit for the Seeds and Genomics segment decreased $48 million in the first half of fiscal 2018 compared to the first half of fiscal 2017. The decrease in gross profit was primarily due to lower volume and lower average net selling prices in corn seed and traits as noted in the net sales discussion. This decrease was partially offset by soybean seed and traits gross profit increasing due to increased Intacta RR2 PRO penetration in South America and improved pricing also noted in the net sales discussion.
Gross profit as a percent of net sales for the segment increased one percent point to 66 percent in the first half of fiscal 2018 compared to the first half of fiscal 2017.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Six Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017	Increase	Feb. 28, 2018	Feb. 28, 2017	Increase
Net Sales
Agricultural productivity	$931	$888	5%	1,819	1,690	8%
Total Net Sales	$931	$888	5%	1,819	1,690	8%
Gross Profit
Agricultural productivity	$229	$175	31%	409	294	39%
Total Gross Profit	$229	$175	31%	409	294	39%
EBIT(1)	$143	$119	20%	181	132	37%

(1)
EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Item 1 — Financial Statements — Note 20 — Segment Information — and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2018
Net sales in our Agricultural Productivity segment increased $43 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 primarily due to higher average net selling price of Roundup and other glyphosate-based herbicides, partially offset by decreased volume of Roundup and other glyphosate-based herbicides.

Cost of goods sold in the Agricultural Productivity segment primarily represents material, conversion and distribution costs. Cost of goods sold decreased $11 million, or two percent, in the second quarter of fiscal 2018 to $702 million compared to $713 million in the second quarter of fiscal 2017, primarily due to the decreased volume noted in the net sales discussion.

The net sales and cost of goods sold discussed above resulted in higher gross profit of $54 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Gross profit as a percent of net sales for the Agricultural Productivity segment increased to 25 percent in the second quarter of fiscal 2018 compared to 20 percent in the second quarter of fiscal 2017.

Agricultural Productivity Financial Performance — First Half Fiscal Year 2018
Net sales in our Agricultural Productivity segment increased $129 million in the first half of fiscal 2018 compared to the first half of fiscal 2017 primarily due to higher average net selling price of Roundup and other glyphosate-based herbicides, partially offset by decreased volume of Roundup and other glyphosate-based herbicides.

Cost of goods sold increased $14 million, or one percent, in the first half of fiscal 2018 to $1,410 million compared to $1,396 million in the first half of fiscal 2017.

The net sales and cost of goods sold discussed above resulted in higher gross profit of $115 million in the first half of fiscal 2018 compared to the first half of fiscal 2017. Gross profit as a percent of net sales for the Agricultural Productivity segment increased to 22 percent in the first half of fiscal 2018 compared to 17 percent in the first half of fiscal 2017.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

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
Cumulative pretax charges related to the 2015 Restructuring Plan are estimated to be in the range of $890 million to $955 million. Implementation of the 2015 Restructuring Plan is expected to be completed by the end of fiscal year 2018, and substantially all of the cash payments are expected to be made by the end of fiscal year 2018. These pretax charges are currently estimated to be comprised of the following categories: $315 million to $325 million in work force reductions, including severance and related benefits; $95 million to $130 million in facility closures/exit costs, including contract termination costs; $480 million to $500 million in asset impairments and write-offs related to property, plant and equipment, inventory and goodwill and other assets. These pretax charges are currently estimated to be incurred primarily by the Seeds and Genomics segment.
For the six months ended Feb. 28, 2018, pretax restructuring charges of $20 million were recorded within the Statement of Consolidated Operations, of which $17 million and $3 million were included in cost of goods sold and restructuring charges, respectively. For the six months ended Feb. 28, 2017, a pretax net reversal of restructuring charges of $6 million was recorded within the Statement of Consolidated Operations, of which $7 million of expense and a net reversal of $13 million of previously recognized expense were included in cost of goods sold and restructuring charges, respectively. For additional information on the 2015 Restructuring Plan, see Item 1 — Financial Statements — Note 3 — Restructuring.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of
(Dollars in millions, except current ratio)	Feb. 28, 2018	Feb. 28, 2017	Aug. 31, 2017
Cash and Cash Equivalents(1)	$2,409	$2,281	$1,856
Trade Receivables, Net(1)	2,520	2,605	2,161
Inventory, Net	4,015	3,621	3,340
Other Current Assets(1)(2)	1,112	1,375	1,294
Total Current Assets	$10,056	$9,882	$8,651
Short-Term Debt, Including Current Portion of Long-Term Debt(1)	$1,212	$1,611	$870
Accounts Payable(1)	875	785	1,068
Accrued Liabilities(1)(3)	5,062	4,893	4,460
Total Current Liabilities	$7,149	$7,289	$6,398
Working Capital(4)	$2,907	$2,593	$2,253
Current Ratio(4)	1.41:1	1.36:1	1.35:1

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

(4)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

Feb. 28, 2018, compared with Aug. 31, 2017: Working capital increased $654 million, or 29 percent, between Aug. 31, 2017, and Feb. 28, 2018, primarily because of the following factors:

•
Cash and cash equivalents increased $553 million between the respective periods primarily due to operating cash flows of $1,630 million resulting from profitability and other investments and property disposal proceeds. These increases are partially offset by capital expenditures, payments of dividends and repayment of debt, including the repayment of the 4.30% Notes.

•	Trade receivables, net increased $359 million between the respective periods primarily due to the timing of revenue and collections due to the seasonality of our business.

•
Inventory increased $675 million between the respective periods primarily due to increased seeds and genomics inventory, primarily in the United States, resulting from lower net sales. In addition, agricultural productivity inventory increased due to the increase of dicamba-based herbicide inventory partially offset by a reduction in glyphosate-based herbicides inventory.

•	Accounts payable decreased $193 million between the respective periods primarily due to timing of payments.
These increases to working capital between Feb. 28, 2018, and Aug. 31, 2017, were partially offset by the following factors:

•
Other current assets decreased $182 million primarily due to a decrease in assets held for sale of $169 million primarily resulting from the sale of the Precision Planting equipment business during the first quarter of fiscal 2018.

•
Short-term debt, including the current portion of long-term debt, increased $342 million between the respective periods primarily due to $300 million of Senior Notes reclassified from long-term to short-term debt.

•	Accrued liabilities increased $602 million between the respective periods primarily due to the following fluctuations:

◦
Deferred revenues increased $959 million due to customer prepayments in the United States that occurred in the first half of fiscal 2018 partially offset by recognition of Intacta RR2 PRO prepayments in Brazil from fiscal 2017.

◦	Grower production accruals increased $130 million primarily due to timing of payments related to the harvest season in the United States for which payments have not yet been made to growers.

◦	Income taxes payable increased $142 million primarily due to the seasonality of the United States business and timing of tax payments.
The increases in accrued liabilities were partially offset by the following:

◦	Accrued compensation and benefits decreased $317 million primarily due to the payment of fiscal 2017 incentive accruals partially offset by current year incentive accruals.

◦	Accrued marketing programs decreased $164 million between the respective periods primarily due to the timing of payments.

◦	Customer payable decreased $93 million due to customer refunds paid in the first half of fiscal 2018 in the United States.
Feb. 28, 2018, compared with Feb. 28, 2017: Working capital increased $314 million between Feb. 28, 2017, and Feb. 28, 2018, primarily because of the following factors:

•
Cash and cash equivalents increased $128 million between the respective periods primarily due to cash provided by operating activities, other investments and property disposal proceeds and stock option proceeds. These increases are partially offset by payments of dividends, repayments of debt and capital expenditures.

•
Inventory increased $394 million between the respective periods primarily due to lower corn net sales in the United States and Brazil resulting in higher seeds and genomics inventory. In addition, agricultural productivity inventory increased due to the increase of dicamba-based herbicide inventory partially offset by a reduction in glyphosate-based herbicides inventory.

•
Short-term debt, including the current portion of long-term debt, decreased $399 million between the respective periods primarily due to commercial paper borrowings outstanding in prior year of $552 million and the repayment of $500 million of Senior Notes offset by $600 million of Senior Notes reclassed to short-term debt.

These increases to working capital between Feb. 28, 2018, and Feb. 28, 2017, were offset by the following factors:

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

•	Trade receivables, net decreased $85 million between the respective periods primarily due to lower net sales in the United States and South America.

•
Other current assets decreased $263 million primarily due to a decrease in assets held for sale of $259 million as assets related to the Precision Planting equipment business were sold during the first quarter of fiscal 2018 and packaging materials previously included in assets held for sale were reclassified from assets held for sale to other assets.

•	Accounts payable increased $90 million between the respective periods primarily due to timing of payments.

•	Accrued liabilities increased $169 million between the respective periods primarily due to the following:

◦
Accrued marketing programs increased $191 million primarily due to higher market funding accruals and timing of payments in North America partially offset by reduced Intacta RR2 PRO market funding in South America.

◦	Deferred revenue increased $279 million primarily due higher prepayments in the United States and Brazil.
The decreases in accrued liabilities were partially offset by the following:

◦	Income taxes payable decreased $107 million primarily due to payments of accrued liabilities that reduced taxable income.

◦	Restructuring reserves decreased $90 million as a result of payments made under the 2015 Restructuring Plan and changes in estimates related to work force reductions.

◦	Miscellaneous short-term accruals decreased $61 million primarily due to environmental and litigation payments during the period.
Customer Financing Programs: We participate in various customer financing programs in an effort to reduce our receivables risk and to reduce our reliance on commercial paper borrowings. As of Feb. 28, 2018, the programs had $66 million in outstanding balances, and we received $28 million of proceeds during the first six months of fiscal 2018 under these programs. Our future maximum payout under the programs, including our responsibility for our guarantees with lenders, was $70 million as of Feb. 28, 2018. See Item 1 — Financial Statements — Note 4 — Customer Financing Programs — for further discussion of these programs.
Cash Flow

	Six Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017
Net Cash Provided by Operating Activities	$1,630	$1,537
Net Cash Required by Investing Activities	(366)	(438)
Net Cash Required by Financing Activities	(714)	(494)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	—
Net Increase in Cash and Cash Equivalents	$553	$605

	Six Months Ended
(Dollars in millions)	Feb. 28, 2018	Feb. 28, 2017
Net Cash Provided by Operating Activities	$1,630	$1,537
Capital Expenditures	(661)	(543)
Free Cash Flow(1)	$969	$994

(1)
Free cash flow represents the total of net cash provided or required by operating activities less capital expenditures. (See the “Overview - Non-GAAP Financial Measures” section of MD&A for a further discussion.)

Operating: The increase in cash provided by operating activities of $93 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to the following:

◦	Increased net income compared to prior period,

◦	Accounts receivable providing more cash due to increased collections compared to the prior period coupled with lower accounts receivable balances due to lower net sales,

◦	An increase in deferred revenue due to higher prepayments,

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

◦	An increase in cash provided by other items primarily due to timing of value added tax payments and the timing of point-of-delivery activity in Brazil, and

◦	The absence of the cash payments related to the PCB settlement described in Item 1 — Financial Statements — Note 19 — Commitments and Contingencies.
These increases in cash provided by operating activities were partially offset by more cash required due to increased inventory levels resulting from increased seeds and genomics inventory due to lower net sales and build up of dicamba-based herbicide inventory, and more cash required for incentives, market funding, commissions, grower production accruals, trade payables and other miscellaneous accruals.
Investing: Cash required by investing activities in the first six months of fiscal 2018 decreased compared to the first six months of fiscal 2017 due to an increase in cash provided from the sale of assets, including the sale of our Precision Planting equipment business, partially offset by an increase in capital expenditures related to the construction of a dicamba-based herbicide manufacturing facility in Luling, Louisiana.
Financing: The increase in cash required by financing activities in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to less debt proceeds in the current period as the prior period included proceeds from the delayed draw term loan. This increase in cash required by financing activities was partially offset by higher book overdrafts in fiscal 2018 and less cash required for debt payments.
Capital Resources and Liquidity

	As of
(Dollars in millions, except debt-to-capital ratio)	Feb. 28, 2018	Feb. 28, 2017	Aug. 31, 2017
Short-Term Debt	$1,212	$1,611	$870
Long-Term Debt	6,635	7,560	7,254
Total Monsanto Company Shareowners’ Equity	7,754	5,540	6,438
Debt-to-Capital Ratio(1)	50%	62%	56%

(1)	Debt-to-Capital ratio represents short-term and long-term debt divided by total Monsanto Company shareowners’ equity, short-term and long-term debt.
A major source of our liquidity is operating cash flows, which can be derived from net income. This cash-generating capability and access to long-term investment grade debt financing markets provides us with the financial flexibility we need to meet operating, investing and financing needs. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated investments. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, we believe short-term commercial paper borrowings can be used to finance these requirements. We had no commercial paper borrowings outstanding as of Feb. 28, 2018.
Debt and Other Credit Arrangements: In April 2016, Monsanto filed a shelf registration with the SEC (“2016 shelf registration”) that allows the company to issue a maximum aggregate amount of $6 billion of debt, equity and hybrid offerings. The 2016 shelf registration expires in April 2019.
We have a $3 billion credit facility agreement that provides a senior unsecured revolving credit facility through Mar. 27, 2020. As of Feb. 28, 2018, we did not have any borrowings under this credit facility, and we were in compliance with all debt covenants.
In October 2016, we entered into a $1 billion delayed draw term loan facility that matures the earlier of October 2019 or the consummation of the Bayer merger. Borrowings under the facility were $500 million as of Feb. 28, 2018, and Aug. 31,2017. Proceeds were used for general corporate purposes.
On Jan. 29, 2018, we redeemed all $365 million of the 4.30% Notes, due Jan. 29, 2045.
As of Feb. 28, 2018, our debt-to-capital ratio was 50 percent compared with 56 percent at Aug. 31, 2017, and 62 percent at Feb. 28, 2017. The six percentage point decrease from Aug. 31, 2017, was primarily due to an increase in shareowners’ equity resulting from earnings, issuance of shares under employee stock plans and the reclassification of accumulated other comprehensive loss tax effects during fiscal 2018 due to the adoption of “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. See Item 1 — Financial Statements — Note 2 — New Accounting Standards. These increases were partially offset by the payment of dividends and a decrease in debt due to the redemption of all of the outstanding 4.30% Notes. The 12 percentage point decrease from Feb. 28, 2017, was primarily driven by an increase in

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

shareowners’ equity resulting from earnings partially offset by the payment of dividends and a decrease in debt outstanding at Feb. 28, 2018, compared to Feb. 28, 2017, primarily due to repayment of Senior Notes and decreased commercial paper.
We held cash and cash equivalents and short-term investments of $2,414 million and $1,864 million as of Feb. 28, 2018, and Aug. 31, 2017, respectively, of which $1,047 million and $1,281 million was held by foreign entities, respectively. As of Aug. 31, 2017, we had approximately $4.5 billion of undistributed earnings of our foreign operations. As a result of the Tax Cuts and Jobs Act, certain undistributed earnings are subject to the one-time deemed repatriation tax and could be subject to additional foreign withholding and U.S. state income taxes if they are repatriated. We are currently evaluating the potential income tax liabilities that would result from future repatriations, if any, and how the Tax Cuts and Jobs Act will affect our existing accounting position regarding the indefinite reinvestment of undistributed foreign earnings. As of Feb. 28, 2018, we continue to remain indefinitely reinvested on most of our undistributed foreign earnings and have provisionally not recorded any additional tax cost associated with the excess of our basis in our foreign affiliates for financial reporting over the related tax basis (including undistributed earnings) for potential future repatriations of foreign earnings. This provisional estimate is subject to change during the one year measurement period prescribed by the SEC in SAB 118. See Item 1 — Financial Statements — Note 10 — Income Taxes — for further discussion regarding this provisional estimate.
Dividends: In the first half of fiscal year 2018, we declared the following dividends:

Quarter Ending	Declaration Date	Dividend	Payment Date	To Shareowners of Record as of:
Feb. 28, 2018	Jan. 31, 2018	54 cents	Apr. 27, 2018	Apr. 6, 2018
Feb. 28, 2018	Dec. 4, 2017	54 cents	Jan. 26, 2018	Jan. 5, 2018
Pension Contributions: As of Feb. 28, 2018, we have not made any contributions to our U.S. qualified pension plan. Based on the funded status of our plan, we are not required to make any contributions. However, we expect to contribute $60 million during fiscal 2018.
2018 Disposals: On Jul. 25, 2017, we signed a definitive agreement with AGCO Corporation to sell the Precision Planting equipment business for approximately $200 million in cash. In the first quarter of fiscal 2018, we closed on the sale of the Precision Planting equipment business, and a gain of approximately $52 million was recognized within other income, net in the Statement of Consolidated Operations.
In addition to the aforementioned divestment, during the three and six months ended Feb. 28, 2018, we recognized income of approximately $50 million and $83 million within other income, net in the Statements of Consolidated Operations as a result of non-core asset sales.
2017 Disposals: In the second quarter of fiscal 2017, we divested our Latitude business previously reported as part of the Agricultural Productivity segment for approximately $140 million in cash. Approximately $85 million, less the carrying amount of assets sold of approximately $2 million, was recognized within other income, net in the Statement of Consolidated Operations. The recognition of the remaining $55 million is contingent on silthiofam re-registration within the European Union.
Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2017.
Off-Balance Sheet Arrangements
Under our Separation Agreement with Pharmacia, we are required to indemnify Pharmacia for certain matters, such as environmental remediation obligations and litigation. To the extent we are currently managing any such matters, we evaluate them in the course of managing our own potential liabilities and establish reserves as appropriate. However, additional matters may arise in the future, and we may manage, settle or pay judgments or damages with respect to those matters in order to mitigate contingent liability and protect Pharmacia and Monsanto. See Item 1 — Financial Statements — Note 19 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings — for further information.
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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

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
Other Information
As discussed in Item 1 — Financial Statements — Note 19 — Commitments and Contingencies — and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues, including lawsuits that relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A — Risk Factors of our Report on Form 10-K for the fiscal year ended Aug. 31, 2017.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

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
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of Feb. 28, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Feb. 28, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia LLC, or its former subsidiary Solutia, Inc., is a party but that we manage and for which we are responsible pursuant to certain indemnification agreements. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Part I — Financial Information — Item 1 — Financial Statements — Note 19 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities” and is incorporated by reference herein. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2017.

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
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2018 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2017:
Dec. 1, 2017, through Dec. 31, 2017	28	(2)	$116.79	—	$—
January 2018:
Jan. 1, 2018, through Jan. 31, 2018	28	(2)	$121.79	—	$—
February 2018:
Feb. 1, 2018, through Feb. 28, 2018	28	(2)	$123.36	—	$—
Total	84		$120.64	—	$—

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Shares withheld for taxes on restricted stock.
There were no publicly announced repurchase plans outstanding as of Feb. 28, 2018. The Merger Agreement includes restrictions on purchases of shares of the company’s common stock by the company.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Omitted
3	Omitted
4	Omitted
11	Omitted — see Note 17 of Notes to Consolidated Financial Statements — Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
15	Omitted
18	Omitted
19	Omitted
22	Omitted
23	Omitted
24	Omitted
31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).
31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

MONSANTO COMPANY	SECOND QUARTER 2018 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: April 5, 2018